Form 10-Q
period 1995-03-31
ARISTOTLE CORP
filed 1995-05-12
CIK 790071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            Form 10-Q

(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                 Commission file number 0-14669

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
     (Exact name of registrant as specified in its charter)

          DELAWARE                         06-1165854
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     129 Church Street, Suite 810
        New Haven, Connecticut                    06510
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:
     (203) 867-4090


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   x        No

As of April 30, 1995, 1,087,534 shares of Common Stock were outstanding.

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
      INDEX OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                       Page
Part I  -  Financial Information

     Item 1  -  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
          March 31, 1995 and June 30, 1994                3

          Condensed Consolidated Statements of
          Operations for the Three and Nine Months
          Ended March 31, 1995 and 1994                   4

          Condensed Consolidated Statements of Changes
          in Stockholders' Equity for the Nine Months
          Ended March 31, 1995                            5

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months Ended March 31,
          1995 and 1994                                   6

          Notes to Condensed Consolidated Financial
          Statements                                      7

     Item 2  - Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                 9


Part II  -  Other Information

     Item 1  -  Legal Proceedings                        14

     Item 6  -  Exhibits and Reports on Form 8-K         14

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
          (dollars in thousands, except for share data)

                                             March 31, June 30,
                                               1995             1994
                             ASSETS


Current assets:
  Cash and cash equivalents                  $    186  $     12
  Accounts receivable, net of reserves of $111 and $177, respectively   3,321   3,564
  Inventories                                  12,142    10,071
  Other current assets                            938     1,288
         Total current assets                  16,587    14,935

Property and equipment, net                       902       581

Other assets:
  Marketable securities held in escrow at market value   4,682   4,638
  Employee notes receivable                       354       354
  Goodwill, less amortization of $33 and $8, respectively   1,761   1,610
  Patents and trademarks, net                      90        98
   Other noncurrent assets                        363       146
                                                7,250     6,846
          TOTAL                               $24,739   $22,362

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt $   212 $ 6,736
  Accounts payable                              1,980     1,904
  Accrued expenses                                819     1,090
          Total current liabilities             3,011     9,730

Long-term debt, less current maturities         9,428       251
Reserve for tax refund claim                    3,982     3,982
          Total liabilities                    16,421    13,963

Minority interest in subsidiary's preferred stock   2,454   2,454

Minority interest in subsidiary's common stock     179      137

Commitments and contingencies

Redeemable preferred stock, $.01 par value;
   3,000,000 shares authorized;  122,691 Series A,
  61,345 Series B, 61,345 Series C and 24,998 Series D
  issued and outstanding                            3         3

Stockholders' equity:
  Common stock, $.01 par value;  3,000,000 shares
    authorized;  1,105,801 shares issued and outstanding      11       11
  Additional paid-in capital                  159,843    159,816
  Retained earnings (deficit)                (153,952)  (153,815)
  Treasury stock at cost - 18,267 shares
    and 21,610 shares, respectively          (    151)  (    143)
  Net unrealized investment losses           (     69)  (     64)
          Total stockholders' equity            5,682      5,805

          TOTAL                               $24,739    $22,362

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          (dollars in thousands, except for share data)

                                Three Months         Nine Months
                               Ended March 31,     Ended March 31,
                            1995        1994    1995         1994

Net sales                   $   5,049 $     -   $  15,264$        -
Cost of goods sold              3,927       -      11,149         -

     Gross profit               1,122       -       4,115         -

Operating expenses:
  Selling                         627       -       2,031        -
  General and administrative      482       166     1,422             723
  Product development             113       -         369        -

     Operating income (loss)(     100)(     166)      293   (    723)

Other income (expense):
  Investment and interest income       81       74      244        249
  Loss on sale of securities      -         -         -     (     48)
  Interest expense          (     194)      -    (    483)        -

     Income (loss) before income taxes
       and minority interest(     213)(      92)       54   (    522)

Income tax expense (benefit)      -   (      19)       22   (     86)

     Income (loss) before minority
       interest             (     213)(      73)       32   (    436)

Minority interest                  52       -         169        -

NET LOSS                    $  (  265)$(     73)$(    137)  $(    436)


Net loss per share          $  ( 0.24)$(   0.07)$(   0.12)  $(   0.40)


Weighted average shares outstanding1,114,2821,080,1871,110,661  1,081,988

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             NINE-MONTH PERIOD ENDED MARCH 31, 1995
                           (Unaudited)
                     (dollars in thousands)

                                                 Net
                         AdditionalRetained   Unrealized
                   CommonPaid-in EarningsTreasuryInvestment
                   Stock Capital (Deficit) Stock  Losses  Total

Balance - June 30, 1994$   11$159,816$(153,815)$(  143)$(   64)$  5,805

Net loss                -     -   (    137)     -     -(    137)

Purchase of treasury stock     -     -     - (   11)     -(     11)

Issuance of treasury stock     -      27     -      3     -      30

Net unrealized investment loss  -     -     -     - (     5)(      5)

Balance - March 31, 1995$   11$159,843$(153,952)$(  151)$(    69)$  5,682

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (dollars in thousands)

                                                   Nine Months
                                                 Ended March 31,
                                             1995         1994

Cash flows from operating activities:
  Net loss                                   $(  137) $(  436)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization              209      -
      Changes in assets and liabilities:
        Loss on sale of investments held for sale    -     48
        Accounts receivable                      242      -
        Inventories                          ( 2,071)     -
        Other assets                         (    99)      36
        Accounts payable                          77      -
        Accrued expenses                     (   270)     223
          Net cash used in operating activities( 2,049) (  129)

Cash flows from investing activities:
  Professional fees capitalized for
    acquisition activities                      -      (  487)
  Proceeds from sale of investments
    held for sale                               -       7,778
  Purchase of investment securities             -      (3,841)
  Purchase of property and equipment         (   490)     -
  Minority interest                               42      -
          Net cash provided by (used in) investing
            activities                       (   448)   3,450

Cash flows from financing activities:
  Transfer from cash to cash held in escrow     -      (3,982)
  Net payments under line of credit              255      -
  Issuance of treasury stock                      30      -
  Principal payments under note payable      (   103)     -
  Proceeds from issuance of long term debt     2,500      -
  Purchase of treasury stock                 (    11)  (  143)
          Net cash provided by (used in) financing
            activities                         2,671   (4,125)

INCREASE IN CASH AND CASH EQUIVALENTS            174   (  804)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     12  5,832

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   186  $ 5,028


         The accompanying notes are an integral part of these condensed consolidated financial statements.

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Basis of Presentation

The Aristotle Corporation ("Aristotle") is a holding company for its subsidiary, Aristotle Sub, Inc. ("ASI"). ASI is a holding company for The Strouse, Adler Company ("Strouse"). Strouse designs, manufactures and markets women's intimate apparel.

On April 11, 1994, Aristotle, through a newly created subsidiary, ASI, acquired (the "Acquisition") 97.78% of the outstanding common stock of Strouse. The Acquisition was accounted for as a purchase.

Certain reclassifications have been made to the 1994 financial statements to make them comparable to the 1995 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1995 are not necessarily indicative of results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 1994.

The June 30, 1994 consolidated financial statements contained an independent auditors report which had an emphasis of a matter and a going concern paragraph related to outstanding litigation asserted as a result of Aristotle's former subsidiary's banking activities.


2.   Earnings per Common Share

Weighted average shares outstanding are primary; treasury stock has not been included. At March 31, 1995, the weighted average shares include 33,424 shares of common stock equivalents.

3.   Debt Agreement

On November 9, 1994, Strouse and Fleet Bank entered into a new three-year agreement which established a line-of-credit facility and two term loan facilities. The line-of-credit facility provides for maximum borrowings of $8.5 million in the first year, $11.0 million in the second year, and $13.0 million in the third year. Primary borrowings under the line-of-credit (the "Borrowing Base") are limited to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible raw materials, 50% of eligible finished goods, and 20% of eligible work-in-process and (ii) the inventory caps of $5 million in the first year, $6 million in the second year, and $7 million in the third year. In addition to the Borrowing Base, the Fleet Bank agreement permits advances to exceed the formula amounts (the seasonal "Overadvance") by up to $500,000 in the first year, $1,000,000 in the second year, $1,500,000 in the third year (so long as the total line-of-credit is not more than the maximum borrowings allowed and the Overadvance reduces to zero at each fiscal year end). The interest rate on the line-of-credit is fixed at 8.3% for the first $3.5 million and varies at prime plus .25 for the remaining balance. The bank term loan facilities are a $2.5 million facility which has an interest rate fixed at 8.55% and a $.2 million facility which has an interest rate fixed at 7.25%. The term loan facilities have a three year term and require principal payments to reduce the amount outstanding based on a 15 year amortization for the $2.5 million facility and a 5 year amortization for the $.2 million facility. The Fleet agreement matures on October 31, 1997.

The new loan agreement with Fleet Bank also provides that (i) the currently existing $500,000 subordinated loan from Aristotle to Strouse may be repaid after June 30, 1995 if certain covenants are achieved, and (ii) Strouse may pay dividends up to an aggregate of $500,000 per year to Aristotle if certain covenants are achieved.

As of March 31,1995, the balances outstanding on the line-of-credit and term loans were $6.9 million and $2.6 million, respectively.

4.   Common Stock

In connection with the Acquisition, there was a ten for one reverse stock split which resulted in fractional shares. As of March 31, 1995, Aristotle purchased 2,075 fractional shares for approximately $11,000.

Aristotle issued treasury stock, at fair value, to the Directors' in partial consideration for services provided.

            THE ARISTOTLE CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The discussion and analysis of financial condition and results of operations for the three months and nine months ended
March 31, 1995 will discuss and analyze the results of operations of both Aristotle, on a consolidated basis, and Strouse on a stand-alone basis. It will also discuss and analyze the financial condition of Aristotle on a consolidated basis.

     Results of Operations of Aristotle

     Three Months Ended March 31, 1995 and 1994

     Aristotle's net sales for the three months ended March 31, 1995 were $5,049,000, versus no sales for the three months ended March 31, 1994. The difference between the two periods reflects the fact that Aristotle's operations for the three months included the operations of Strouse.

     Aristotle's gross profit for the three months ended March 31, 1995 was $1,122,000, or 22.2% of net sales. There was no gross profit in the prior year three months ended March 31, 1994.

     Selling, general and administrative expenses for the three months ended March 31, 1995 were $1,109,000, compared to $166,000 for the corresponding three months ended March 31, 1994. Expenses incurred by Aristotle at the parent level for the three months ended March 31, 1995 were $199,000 and primarily included legal fees, board of directors fees, corporate insurance costs, and stockholder expenses. Expenses incurred by Strouse for the three months ended March 31, 1995 were $910,000.

     Product development costs for Aristotle for the three months ended March 31, 1995 were $113,000 and were incurred by Strouse.

     Investment and interest income for the three months ended March 31, 1995 of $81,000 was primarily generated by two escrowed investment accounts (the "Escrowed Accounts") with account balances totaling $4,682,000. Investment income for the prior year three months ended March 31, 1994 of $74,000 reflected account balances totaling approximately $9,010,000 at March 31, 1994, but earnings upon such account balances accrued at a lower rate of interest.

     Aristotle's interest expense for the three months ended March 31, 1995 was $194,000, net of intercompany interest expense, and reflects the debt of Strouse. There was no interest expense in the prior year three months ended March 31, 1994.

     Minority interest expense of $52,000 was principally due to preferred dividends paid or accrued during the three months ended
March 31, 1995.


     Nine Months Ended March 31, 1995 and 1994

     Aristotle's net sales for the nine months ended March 31, 1995 were $15,264,000, versus no sales for the nine months ended March
31, 1994. The difference between the two periods reflects the fact that Aristotle's operations for the nine months included the operations of Strouse.

     Aristotle's gross profit for the nine months ended March 31, 1995 was $4,115,000, or 27.0% of net sales. There was no gross profit in the prior year nine months ended March 31, 1994.

     Selling, general and administrative expenses for the nine months ended March 31, 1995 were $3,453,000, compared to $723,000 for the corresponding nine months ended March 31, 1994. Expenses incurred by Aristotle at the parent level for the nine months ended March 31, 1995 were $479,000 and primarily included legal fees, board of directors fees, corporate insurance costs, and stockholder expenses. Expenses incurred by Strouse for the nine months ended March 31, 1995 were $2,974,000.

     Product development costs for Aristotle for the nine months ended March 31, 1995 were $369,000 and were incurred by Strouse.

     Investment and interest income for the nine months ended March 31, 1995 of $244,000 was primarily generated by two escrowed investment accounts (the "Escrowed Accounts") with account balances totaling $4,682,000. Investment income for the prior year nine months ended March 31, 1994 of $249,000 reflected account balances totaling approximately $9,010,000 at March 31, 1994, but earnings upon such account balances accrued at a lower rate of interest.

     Aristotle's interest expense for the nine months ended March
31, 1995 was $483,000, net of intercompany interest expense, and reflects the debt of Strouse. There was no interest expense for the nine months ended March 31, 1994.

     The provision for income taxes for the nine months ended March 31, 1995 was $22,000 and mainly reflects state taxes.

     Minority interest expense of $169,000 for the nine months ended March 31, 1995 was principally due to preferred dividends paid or accrued.

     Results of Operations of Strouse

                   THE STROUSE, ADLER COMPANY
             STATEMENT OF OPERATIONS (selected data)
                           (Unaudited)
                     (dollars in thousands)


                                 Three Months        Nine Months
                               Ended March 31,      Ended March 31,
                              1995     1994       1995     1994

 Net sales               $   5,049 $   3,927 $   15,264$   12,388
 Cost of goods sold          3,927     2,700     11,149     8,709
 Gross profit                1,122     1,227      4,115     3,679
      % to net sales          22.2%     31.2%      27.0%      29.7%

 Selling, general and administrative      910      880     2,974     2,722
 Product development           113        94        369       285
 Income from operations         99       253        772       672
    % to net sales             2.0%      6.4%       5.1%       5.4%

 Interest expense              209        127       536       331
 Provision (benefit) for income taxes (     42)        48        82       116
 Net income (loss)       $(     68)$       78$      154$      225

     Three Months Ended March 31, 1995 and 1994

     Strouse's net sales for the three months ended March 31, 1995 increased 28.6% to $5,049,000, compared to net sales of $3,927,000 for the corresponding period of the prior year. The increase was generated by a $1,036,000, or a 26.4%, increase in unit sales and a $86,000 impact from increased prices.

     Gross profit for the three months ended March 31, 1995 decreased to $1,122,000 from $1,227,000 for the corresponding prior year period, and the gross profit percentage decreased to 22.2% from 31.2%. The decrease in gross profit was mainly a result of increased subcontracting costs, higher production scrap, an increased mix of private label sales, and extra costs incurred in response to delayed deliveries from fabric suppliers, partially offset by profit generated by sales growth.

     Selling, general and administrative expenses for the three months ended March 31, 1995 were $910,000, compared to $880,000 for the corresponding period in 1994. The $30,000 increase was principally a result of increases in staffing and advertising, partially offset by reduced professional fees.

     Product development costs for the three months ended March 31, 1995 were $113,000, compared to $94,000 for the corresponding prior year period. The increase in costs mainly reflects continued investment in the product development staff.

     Interest expense for the three months ended March 31, 1995 increased to $209,000 from $127,000 in the corresponding prior year period. The increase reflected higher borrowing rates and higher borrowing needs to support working capital requirements for business growth.

     The benefit for income taxes for the three months ended March 31, 1995 was $42,000, compared to a provision of $48,000 in the corresponding prior year period. This reduction in the provision for income taxes reflects the change in income.

     Nine Months Ended March 31, 1995 and 1994

     Strouse's net sales for the nine months ended March 31, 1995 increased 23.2% to $15,264,000, compared to net sales of $12,388,000 for the corresponding period of the prior year. The increase was generated by a $2,594,000, or a 20.9%, increase in unit sales and a $282,000 impact from increased prices.

     Gross profit for the nine months ended March 31, 1995 increased to $4,115,000 from $3,679,000 for the corresponding prior year period, and the gross margin decreased to 27.0% from 29.7%. The increase in gross profit was mainly a result of the sales growth, while the decrease in the gross margin primarily resulted from increased subcontracting costs, higher production scrap, an increased mix of private label sales, and extra costs incurred in response to delayed deliveries from fabric suppliers.

     Selling, general and administrative expenses for the nine months ended March 31, 1995 were $2,974,000, compared to $2,722,000 for the corresponding period in 1994. The $252,000 increase was principally a result of increases in sales commissions of $117,000, increased staffing of $134,000, customer chargebacks of $47,000, and computer costs of $28,000, partially offset by reductions in advertising costs of $53,000 and professional fees of $51,000.

     Product development costs for the nine months ended March 31, 1995 were $369,000, compared to $285,000 for the corresponding prior year period. The increase in costs primarily reflects continued investment in the product development staff.

     Interest expense for the nine months ended March 31, 1995 increased to $536,000 from $331,000 in the prior year period. The increase reflected higher borrowing rates and higher borrowing needs to support working capital requirements for business growth.

     The provision for income taxes for the nine months ended March 31, 1995 was $82,000, compared to $116,000. This reduction in the provision for income taxes reflects the reduction in income. Strouse calculates its provision for income taxes on a stand-alone basis; however, on a consolidated basis, Aristotle intends to use its federal and state tax loss carryforwards to shelter the taxable income of Strouse.


     Liquidity and Capital Resources of Aristotle

     The assets of Aristotle are currently dedicated to support
Strouse's business needs (primarily inventory of $12.1 million and accounts receivable of $3.3 million) or are held in the Escrowed
Accounts ($4.7 million).

     Cash required to fund the working capital needs of Strouse is supplied principally through its financing arrangement with Fleet Bank, trade credit, and internally generated funds. On November 9, 1994, Strouse entered into new credit facilities with Fleet Bank. The new credit facilities are for terms of three years and provide for two term loan facilities for $2.5 million and $.2 million, and a formula based line of credit. The loan agreement with Fleet Bank provides for maximum borrowings on the line of credit of $8.5 million during the first year of the facility, with maximum borrowings increasing to $13.0 million in the third year of the facility. In total, the revolving line of credit and term loan facilities increase Strouse's borrowing capacity from $7.7 million, Strouse's maximum borrowing capacity under the prior Fleet loan agreement, to $11.2 million in the first year of the facilities, approximately $13.5 million in the second year of the facilities, and approximately $15.3 million in the third year of the facilities. The new loan agreement also provides that (i) the currently existing $500,000 subordinated loan from Aristotle to Strouse may be repaid after June 30, 1995 if certain covenants are achieved, and (ii) Strouse may pay dividends up to an aggregate of $500,000 per year if certain covenants are achieved. Strouse is in compliance with all bank covenants as of March 31, 1995, but current projections indicate it will not be in compliance with its debt service ratio covenant as of year end. Management intends to seek a waiver or amendment with respect to this covenant. There is no assurance that management will be able to obtain such waiver or amendment. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

     As of March 31, 1995, the balances outstanding on the line-of-credit and term loans were $6.9 million and $2.6 million, respectively. As of March 31, 1995, additional borrowings available on the line-of-credit were $.3 million.

     If the former stockholders of Strouse do not convert certain preferred stock of ASI which was issued in connection with the Acquisition, and if the maximum additional payments to the former stockholders of Strouse were earned and paid, then Aristotle would have to pay up to $4.5 million during the next four fiscal years to such stockholders as part of the Acquisition. Any default in the payments due to the former stockholders of Strouse could result in Aristotle returning 59% of the outstanding capital stock of Strouse to the former stockholders of Strouse. While the new credit facilities improve the cash flow of Aristotle, Aristotle's ability to satisfy potential commitments related to the Acquisition during the next four fiscal years is uncertain and dependent upon several factors. These factors include Strouse's future growth in profitability, the outcome and costs of certain legal proceedings to which Aristotle is a party, and Aristotle's ability to raise new equity capital.

     In addition, (i) $700,000 of the Escrowed Accounts, and (ii) amounts payable to Aristotle pursuant to certain notes from the former Strouse stockholders, may be available to fund part of Aristotle's capital needs. Although there can be no assurance that the former Strouse stockholders will be able to pay the amounts due under the notes, if any of the former Strouse stockholders fail to make such payments, Aristotle's obligation to pay a portion of the $4.5 million to such stockholders will be decreased proportionately.

     As of May 8, 1995, the balance outstanding on the line-of-credit was $7.1 million.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     FDIC Tax Claim. Aristotle has previously reported in its Form 10-K for the fiscal year ended June 30, 1994 that it had received correspondence from the Federal Deposit Insurance Corporation (the "FDIC") indicating that the FDIC would make a claim that tax refunds received by Aristotle should belong to the FDIC, as receiver for Aristotle's former subsidiary, First Constitution Bank. Aristotle also reported that it had established a reserve of $4.0 million for this potential claim and that any settlement could be funded from a special account (the "Account") that had been established and funded with $4.0 million in accordance with an agreement with the Office of Thrift Supervision. On April 19, 1995, the FDIC filed a complaint related to this matter captioned Federal Deposit Insurance Corporation vs. The Aristotle Corporation in the United States District Court for the District of Connecticut (Civil No. 395CV00684TFGD). In its complaint, the FDIC seeks ownership of all amounts in the Account, any further tax refunds to be received from the Internal Revenue Service, and the return by Aristotle of any amounts withdrawn from the Account.

     Aristotle has previously reported an additional legal matter entitled Joseph M. Caldrello vs. Federal Deposit Insurance
Corporation in its Form 10-Q for the quarterly period ended
September 30, 1994.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K
               None.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE ARISTOTLE CORPORATION



                         /s/ John J. Crawford
                         John J. Crawford
                         Chief Executive Officer
                         Date:  May 12, 1995


                         /s/ Paul M. McDonald
                         Paul M. McDonald
                         Chief Financial Officer
                         Date:  May 12, 1995

                          EXHIBIT INDEX

                                                       Page

      Exhibit 27.1  Financial Data Schedule             17