Form 10-Q/A
period 1995-03-31
ARISTOTLE CORP
filed 1995-05-19
CIK 790071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q/A
                         Amendment No. 1



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

     The Aristotle Corporation hereby amends its Form 10-Q for the quarterly period ended March 31, 1995 by amending Exhibit
27.1 in Item 6(a) to change the reference "QTR-3" in Exhibit
27.1 to "9-MOS."

                   PART II - OTHER INFORMATION


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


                         THE ARISTOTLE CORPORATION




                         By /s/ Paul M. McDonald
                           Paul M. McDonald
                           Chief Financial Officer
                           Date:  May 18, 1995