Form 10-K
period 1995-06-30
ARISTOTLE CORP
filed 1995-10-13
CIK 790071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

                        Commission file number 0-14669
                                               -------

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1165854
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

129 Church Street, Suite 717, New Haven, Connecticut                       06510
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (203) 867-4090

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  x         No
                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


As of September 8, 1995, 1,105,204 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock outstanding of The Aristotle Corporation held by nonaffiliates was approximately $4,175,852.

                      Documents Incorporated by Reference

Portions of the Registrant's 1995 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference to Part III.

                                    PART I

ITEM 1. BUSINESS.

     GENERAL. The Aristotle Corporation ("Aristotle") is a holding company for its subsidiary, Aristotle Sub, Inc. ("ASI"). ASI is a holding company for The Strouse, Adler Company ("Strouse"). Strouse designs, manufactures and markets women's intimate apparel. Unless the context indicates otherwise, all references herein to the "Company" include Aristotle, ASI and Strouse.

     PRODUCTS. The Company designs, manufactures and markets two specific categories of women's intimate apparel: specialty brassieres and women's shapewear. Specialty brassieres are specifically designed to provide support and figure enhancement for women who are wearing apparel with backless, strapless or halter features, such as strapless and/or low back line dresses and gowns, halter tops and wedding gowns. The Company maintains a strong market position in three particular categories of specialty brassieres: strapless, backless strapless, and backless convertible/halter. Women's shapewear products provide support and control for a woman's abdominal area in the same manner as the traditional girdle. Such shapewear products include so-called "body briefers," medium control panties, and medium and heavy control bottoms that may extend from the bottom of a woman's brassiere to just above her knee. For fiscal year 1995, approximately 41% of the Company's total net sales were attributable to its lines of specialty brassieres, and the remaining 59% of total net sales were attributable to its lines of women's shapewear.

     The Company distributes its products under several brand names, including Smoothie, Fleur de Lace, Smooth Advantage, Renaissance Rose, Sophistique, Waist Eliminator and Does What Your Diet Doesn't. Its core brand names, Smoothie and Fleur de Lace, are 40 and 18 years old, respectively. See the Consolidated Financial Statements contained elsewhere in this report for financial information relating to the Company's business.

     BUSINESS STRATEGY. Aristotle's strategy is to acquire other companies, including companies within the women's specialty intimate apparel field with manufacturing processes and distribution channels which complement Strouse's operations. Although Aristotle is not currently engaged in a search for an acquisition, Aristotle intends to review any acquisition opportunities which come to its attention. Strouse's strategy is to build on the strength of its brand names with consumer-oriented marketing programs in its existing department and specialty store channels of distribution and to expand its distribution on a selective basis in the private label segment with specific product lines in catalogs and national chains. Strouse attributes the strength of its private label and brand names to the quality, price, fit and design of its products.

     MARKETING AND DISTRIBUTION. The Company's products are marketed and distributed throughout the United States to retailers. A network of 13 sales executives, who are full-time employees of the Company, are responsible for marketing the Company's products in the continental United States. These sales executives are compensated by combinations of salary, commissions and other incentives based upon net sales. Alfred A. Kniberg, President and Chief Operating Officer of Strouse, oversees the sales executives and takes an active role in supervising the marketing and distribution process.

     The Company currently sells products under its brand names to the largest department stores in the United States, including Macy's, May Company, Dillard's, Bloomingdales, Dayton Hudson, Broadway, Nordstroms, Nieman Marcus and Lord & Taylor, as well as to catalogs and other leading retailers such as Spiegel. Since 1991, the Company has sold private label goods to accounts such as Victoria's Secret, Dillard's and J.C. Penney. Two of the Company's customers accounted for 24.6% of total net sales for fiscal 1995.

     The Company believes that there has been a consolidation of retailers into larger entities during the past few years. In addition, retailers have attempted to consolidate the purchases of their products by reducing their number of suppliers. The Company cannot predict what effect, if any, these trends will have on its business.

     The Company's sales are not substantially affected by seasonal consumption. However, the Company generally experiences reduced sales during the months of December and January.

     MANUFACTURING AND RAW MATERIALS. The Company conducts some manufacturing operations consisting primarily of cutting, sewing (approximately 11% of sewing) and packaging, at its facility located in New Haven, Connecticut. All other manufacturing of the Company's products is subcontracted to manufacturers in the Caribbean (primarily the Dominican Republic and Jamaica) and the continental United States. Approximately 85% of the Company's products are manufactured and sewn in the Caribbean, with approximately 60% of the Company's products manufactured and sewn in the Dominican Republic. Accordingly, the Company's operations may be adversely affected by political instability or other factors which may occur from time to time in the Dominican Republic or elsewhere in the Caribbean. This concentration of subcontractors in the Caribbean can also expose Strouse to abnormal production cost increases. Strouse continues to seek to develop multiple sources of manufacturing.

     On December 22, 1994, Strouse signed an agreement with its Jamaica subcontractor, Maggie Manufacturing Company, Ltd., which began January 1, 1995 and provides for a three year lease of its manufacturing facility in Jamaica and an option to purchase the facility during the lease period. Management believes that the lease agreement will help provide the capacity needed to support future growth. Approximately 20% of the Company's products are manufactured and sewn in Jamaica.

     The design and manufacture of specialty brassieres and women's shapewear are complex, requiring specialized and sophisticated machinery and tools. The complex design and manufacturing process results in a higher per unit cost and a lower volume of units being produced, as compared to the design and manufacture of simpler garments.

     The Company uses various synthetic fibers and natural materials, such as cotton, in the manufacture of its products. These raw materials are generally available from multiple sources; the Company purchases the majority of its raw materials from sources within the United States.

     COMPETITION. The women's intimate apparel industry is highly competitive. The Company's products compete for customers with numerous manufacturers of well-known brands of women's intimate apparel. With respect to specialty brassieres, the Company's primary competition is from the Trueform, Warners, Maidenform, Playtex and Vanity Fair lines of specialty brassieres; with respect to shapewear, the Company competes primarily with the Olga, Vanity Fair, Trueform, Playtex and Bali lines of shapewear.

     The principal competitive factors in the intimate apparel market are quality, price, fit and design of products, engineering, customer and brand loyalty, and customer service (including maintenance of sufficient inventories for timely delivery). Many of the Company's competitors have greater financial and other resources and are, therefore, able to expend more resources and effort than the Company in areas such as marketing and product development.

     EMPLOYEES. As of September 15, 1995, the Company employed 184 full time personnel. None of the Company's employees are members of a union.

     BANK FINANCING. On November 9, 1994, Strouse and Fleet Bank, National Association (the "Bank") entered into a credit agreement (the "Credit Agreement") that provides for a line-of-credit facility and two term loan facilities (the "Credit Facilities"). The line-of-credit facility provides for maximum borrowing of $8,500,000 through October 1995, $11,000,000 thereafter through October 1996, and $13,000,000 thereafter through October 1997. The principal amounts of the term loans are $2,500,000 and $225,000, respectively. The Credit Agreement matures on October 31, 1997. Strouse uses the Credit Facilities for working capital and other general corporate purposes.

     Within the minimum limits set forth above, borrowing under the line-of-credit (the "Borrowing Base") is limited to 80% of eligible accounts receivable, plus the lesser of (i) the sum of 50% of eligible raw materials, 50% of eligible finished goods, and 20% of eligible work-in-process, or (ii) the inventory cap of $5,000,000 through October 1995, $6,000,000 thereafter through October 1996, and $7,000,000 thereafter through October 1997. In addition, the Credit Agreement permits advances to exceed the Borrowing Base amount ("Overadvances") by up to $500,000 through June 1995, $1,000,000 thereafter through June 1996, and $1,500,000 thereafter through October 1997 (so long as the total line-of-credit is not more than the maximum borrowing allowed and Strouse reduces any Overadvance to zero for a thirty day period in each July).

     The line-of-credit bears interest at a rate per annum equal to either .25% over the Bank's prime rate, the Bank's fixed rate, or 2.0% over LIBOR (London Interbank Offer Rate), at the option of Strouse. The term loans bear interest at a rate per annum equal to either .25% over the Bank's prime rate, the Bank's fixed rate, or 2.5% over LIBOR, at the option of Strouse. Currently and through October 1998, the interest rate on the line-of-credit is fixed at 8.3% per annum for the first $3,500,000 and varies at .25% over the Bank's prime rate for the remaining balance. The per annum interest rates on the $2,500,000 and $225,000 term loans were fixed until October 1998 at 8.55% and 7.25%, respectively.

     The Credit Facilities are secured by a lien on all assets of Strouse. In addition, ASI has guaranteed the Credit Facilities. To secure ASI's guarantee of the Credit Facilities, ASI has pledged and recourse under the ASI guaranty is limited to, all of the capital stock of Strouse that is owned by ASI.

     Strouse must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities (See Note 4 of Notes to Consolidated Financial Statements). At June 30, 1995, Strouse was not in compliance with certain of the covenants. On October 6, 1995, the Company and the Bank executed a Letter of Intent (the "Letter of Intent") pursuant to which:
(i) they agreed in principle to a modification of certain terms of the Credit Agreement; and (ii) the Bank waived Strouse's non-compliance with such covenants through September 30, 1995.

     Pursuant to such Letter of Intent, which is conditioned on a closing taking place on or before October 31, 1995, the Bank and the Company have agreed: (i) to modify the maturity date of the Credit Agreement to October 31, 1996; (ii) to modify the maximum borrowing under the line-of-credit facility to $8,750,000 through October 31, 1996; (iii) to reduce the maximum amounts that the Bank will advance against inventory to $5,000,000 through October 31, 1996; (iv) to reduce the amount of Overadvances that are available to $1,000,000 through December 1995, and to $500,000 at all times thereafter; (v) that the interest rate on the line-of-credit will be increased to 1.0% over the Bank's prime rate, or 3.0% over LIBOR; (vi) that Aristotle and ASI will unconditionally guarantee the $2,500,000 term loan; (vii) that the Company will make a prepayment on the Term Loans of a portion of the amount, if any, of the tax refund received and retained by the Company after the resolution of the Federal Deposit Insurance Corporation's ("FDIC") claim that it is entitled to such tax refund. See "Legal Proceedings-FDIC Tax Claim."

     As of September 25, 1995, the balances outstanding on the line-of-credit was $6,717,000 and the amounts outstanding under the term loans were $2,347,000 and $150,000, respectively. As of September 25, 1995, subject to the granting of the Bank waiver, the additional borrowing available on the line-of-credit was $448,000.

     BACKGROUND REGARDING ARISTOTLE. Aristotle is the former holding company of First Constitution Bank (the "Bank"), which was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. On April 11, 1994, Aristotle acquired (the "Acquisition") Strouse pursuant to the terms of a Capital Contribution Agreement and certain other agreements (collectively, the "Acquisition Agreements"). As a result of the Acquisition, Aristotle currently owns approximately 97% of the issued and outstanding common stock of ASI, which in turn owns all of the outstanding capital stock of Strouse. Aristotle therefore currently indirectly owns 97% of the issued and outstanding capital stock of Strouse and Aristotle's business is the business of Strouse. In May 1994, the Company effectuated a one for ten reverse stock split.

     Aristotle was organized in 1986 and is chartered in the State of Delaware. On April 14, 1993, the Company changed its name from First Constitution Financial Corporation to The Aristotle Corporation.

ITEM 2. PROPERTIES.

     Strouse's principal facility is located in New Haven, Connecticut (the "New Haven Facility"). Such facility is leased from New England Resources Limited Partnership ("NERLP"), consists of approximately 117,500 square feet, and houses Strouse's general administrative offices. In addition, the New Haven Facility is used for manufacturing, packaging, storage, quality control, receiving and distribution. The leases for the New Haven Facility expire on December 31, 1999 and provide for annual rent of approximately $3.83 per square foot in fiscal 1995. One of such leases, involving 11,650 square feet, may be canceled upon six months prior notice from either party. NERLP is affiliated with David S. Howell, a former director of the Company and the former Chairman and Chief Executive Officer of Strouse, and Ann-Marie Howell, a former Vice President and the former Secretary of Strouse.

     On December 22, 1994, Strouse signed an agreement with its Jamaica subcontractor, Maggie Manufacturing Company, Ltd., which began January 1, 1995 and provides for a three year lease of its manufacturing facility in Jamaica and an option to purchase the facility during the lease period for $700,000. Under the terms of the lease, Strouse makes quarterly payments of $81,250, $87,500, and $93,750, for calendar years 1995, 1996 and 1997, respectively. Management believes that the lease agreement will help provide the capacity needed to support future growth. Approximately 20% of the Company's products are manufactured and sewn in Jamaica.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to the following material legal proceedings:

     The Stockholders Litigation. During 1990, two separate purported stockholder class actions were commenced in the United States District Court for the District of Connecticut and a consolidated complaint, captioned In Re: First Constitution Stockholders Litigation, was filed on August 3, 1990 (the "Stockholder Litigation"). The consolidated complaint alleges, among other things, that during the purported class period (January 25, 1989 to April 5, 1990), the Company, a former director and certain former officers acted to inflate the price of Common Stock of Aristotle (the "Common Stock") by issuing materially false and misleading statements or omissions. The consolidated complaint also alleges claims based on common law fraud and misrepresentation, and seeks unspecified damages, as well as recovery of attorneys' fees. On October 14, 1992, the court issued a stay of all proceedings in the Stockholder Litigation as a result of the receivership proceedings concerning the Bank. On November 15, 1993, the plaintiffs filed a motion with the court to vacate any existing stay of proceedings. The Company filed a response on December 9, 1993, opposing this request pending a decision on a motion for a reconsideration of the denial of an earlier filed motion to dismiss. On January 13, 1994, the court denied the plaintiffs' motion to vacate any existing stay of proceedings and granted the Company's motion for reconsideration of the denial of an earlier motion to dismiss. On November 2, 1994 defendants' renewed motion for reconsideration was denied. The plaintiffs in the Stockholder Litigation have not alleged a specific amount of damages in their claim. The Company is not able to determine at this time what the outcome of such litigation will be or what effect it may have upon the Company. Although the Company believes any liability arising out of the Stockholder Litigation would be covered in whole or in part by directors' and officers' insurance policies, the magnitude of any amount which may be awarded or agreed to be paid in connection therewith could exceed such insurance.

     FDIC Tax Claim. On April 19, 1995, the FDIC filed a complaint related to this matter captioned Federal Deposit Insurance Corporation vs. The Aristotle Corporation, in the United States District Court for the District of Connecticut (Civil No. 395CV00684TFGD). The FDIC is claiming entitlement to income tax refunds previously received and yet to be received by Aristotle. Although Aristotle believes that the FDIC is not entitled to the entire amount of the refunds or to damages for Aristotle's refusal to pay the refunds to the Bank or to the FDIC, Aristotle established a reserve of $3,982,000 for this potential claim as of June 30, 1993. Currently, amounts equal to the refunds that have been received by Aristotle, $3,982,000, have been deposited in a special escrow account. Aristotle and the FDIC have agreed that certain future refunds, including a refund of approximately $1,300,000, will also be deposited in a separate escrow account. At this time, the Company is unable to predict the outcome of this litigation. See Note 5 of the Notes to Consolidated Financial Statements.

     Caldrello Claim. On November 4, 1994, the Company received an amended complaint (the "Amended Complaint") relating to a legal proceeding first filed in 1993 and entitled Joseph M. Caldrello vs. Federal Deposit Insurance Corporation, United States Federal District Court, District of Connecticut, Civil No. 3:93CV-1560(AHN). In the Amended Complaint, the plaintiffs alleged, among other things, that the Bank breached a contractual obligation to the plaintiffs, breached a deposit account contract with the plaintiffs, acted in bad faith and negligently mismanaged the plaintiffs' deposit accounts. Robert Carney and John Crawford, as the former Chairman of the Board and President of the Bank, respectively, were named as defendants for the first time in the Amended Complaint. Mr. Crawford is currently the Chief Executive Officer and a Director of Aristotle. Pursuant to the Company's Bylaws, Aristotle could have been required to indemnify Mr. Carney and Mr. Crawford against expenses, judgments and amounts paid in settlement of the claim. The plaintiffs sought in excess of $38,000,000 in damages. On March 8, 1995, the court dismissed this matter as barred by the statute of limitations.

     FDIC Investigation Re: Certain Bank Loan Losses. The Company is aware that the FDIC is preparing claims against certain former officers and directors of the Bank based on alleged negligence in approving certain loans that the Bank made and subsequently lost money on when the borrowers defaulted. Under Delaware law and under Aristotle's bylaws, Aristotle may have an obligation to indemnify these officers and directors for expenses and liabilities incurred by them in connection with any action the FDIC may bring to enforce its claims. Due to the fact that the FDIC has not yet defined its claims with precision, and given the uncertainties of litigation, the Company is unable to determine what the outcome of these claims will be or what effect, if any, these FDIC claims will have on the financial condition of the Company.

     If an amount awarded or paid in connection with any of the legal proceedings described above (or any other event or circumstance) caused the net worth of Aristotle to fall below $1,000,000 on or before April 11, 1999, then, under certain circumstances, certain holders of the preferred stock of ASI have the right to compel a partial unwinding of the Acquisition. See Note 1 of the Notes to Consolidated Financial Statements.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The table below sets forth the high and low prices per share of Common Stock for the periods indicated, adjusted to reflect a 1 for 10 reverse stock split that was effective on May 11, 1994.


                                                         Market Price
                                                --------------------------------
       FISCAL YEAR ENDED JUNE 30, 1995:                High          Low
       June 30                                        5  3/4        3
       March 31                                       5  1/2        4
       December 31                                    6  1/4        4
       September 30                                   7             4  1/2


       FISCAL YEAR ENDED JUNE 30, 1994:
       June 30                                        6             4  1/2
       March 31                                       6  7/8        4  3/8
       December 31                                    8  3/4        3  1/8
       September 30                                   9  1/16       4  3/8

     The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "ARTL." As of September 8, 1995, there were approximately 4,300 stockholders of record and 3,000 additional beneficial stockholders (stockholders holding Common Stock in brokerage accounts). As of September 8, 1995, the last reported sale price per share of Common Stock was $4. It is unlikely that the Company will pay any dividends with respect to its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following are selected consolidated financial data for the Company for the fiscal years ended December 31, 1990, 1991 and 1992, the six-month periods ended June 30, 1992 and 1993, and for the fiscal years ended June 30, 1994 and 1995. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                   Six-Months Ended      Fiscal Years Ended
                                             Fiscal Years Ended December 31,           June 30,                June 30,
                                                                                  (unaudited)
                                            ---------------------------------------------------------------------------------
                                                 1990        1991     1992(1)        1992     1993(2)        1994        1995
                                            ---------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Net sales                                   $     ---   $     ---   $     ---   $     ---   $     ---   $   5,538   $  21,701
                                            ---------   ---------   ---------   ---------   ---------   ---------   ---------
Costs and expenses:
 Costs of goods sold                              ---         ---         ---         ---         ---       3,859      16,447
 Operating expenses                             1,954       1,729       1,484         444         651       1,977       5,481
 Reserve for subsidiary litigation                ---       1,510      (1,510)        ---         ---         ---         ---
 Other income (expense)                        (9,202)        108       1,292       1,096         174         159        (435)
                                            ----------  ---------   ---------   ---------   ---------   ---------   ----------

 Income (loss) from continuing operations
  before income taxes and minority interest   (11,156)     (3,131)      1,318         652        (477)       (139)       (662)

 Income tax expense (benefit)(3)                 (566)        312      (1,481)     (1,609)      4,287         (20)         25
 Minority interest                                ---         ---         ---         ---         ---         (60)       (211)
                                            ---------   ---------   ---------   ---------   ---------   ----------  ----------
 Income (loss) from continuing operations   (  10,590)  (   3,443)      2,799       2,261   (   4,764)  (     179)  (     898)
 Loss from discontinued operations          (  80,314)  (  53,172)  (  59,727)  (  34,278)        ---         ---         ---
                                            ----------  ----------  ----------  ----------  ---------   ---------   ---------
 Net loss                                   ($ 90,904)  ($ 56,615)  ($ 56,928)  ($ 32,017)  ($  4,764)  ($    179)  ($    898)
                                            ==========  ==========  ==========  ==========  ==========  ==========  ==========

 Net earnings (loss) per share:
 Continuing operations                      ($   9.67)  ($   3.14)  $    2.55   $    2.06   ($   4.35)  ($   0.16)  ($   0.81)
 Discontinued operations                    (   73.34)  (   48.56)  (   54.51)  (   31.28)        ---         ---         ---
                                            ----------  ----------  ----------  ----------  ---------   ---------   ---------
 Net loss per share                         ($  83.01)  ($  51.70)  ($  51.96)  ($  29.22)  ($   4.35)  ($   0.16)  ($    .81)
                                            ==========  ==========  ==========  ==========  ==========  ==========  ==========

 Weighted average shares outstanding (4)    1,095,033   1,095,072   1,095,643   1,095,652   1,096,017   1,087,039   1,113,250

CONSOLIDATED BALANCE SHEET DATA:

 Total assets                                 124,687      69,925      11,371      37,618      10,545      23,162      26,820
 Stockholders' equity                         124,435      67,827      10,897      35,810       6,159       5,805       4,996
 Long-term debt                                  --          --          --          --          --           251      10,274

  _________________________

(1) In October 1992, the FDIC was appointed receiver for the Bank. Substantially all the Bank's operations have been shown as discontinued.
(2) Effective June 30, 1993, the Company changed its fiscal year end from December 31 to June 30.
(3) Income tax expense for the six-months ended June 30, 1993 included a reserve of $4,300 for a tax claim by the FDIC.
(4) The number of shares outstanding has been adjusted to reflect the one for ten reverse stock split that was effective on May 11, 1994.

                      SELECTED FINANCIAL DATA OF STROUSE
                            (AMOUNTS IN THOUSANDS)

     The following are selected financial data for Strouse for the fiscal years ended August 31, 1991 and 1992 and June 30, 1993, 1994 and 1995. The selected financial data for the fiscal years ended June 30, 1993 and 1994 have not been audited, but, in the opinion of the management of Strouse, all adjustments necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                  Fiscal Years Ended                Fiscal Years Ended June 30,
                                                      August 31,               (unaudited)  (unaudited)
                                               ------------------------       -------------------------------------
                                                   1991         1992              1993         1994         1995
                                               ------------------------       -------------------------------------
Statements of operations data:
 Net sales                                        $11,891     $13,019            $14,966     $18,267      $21,701
                                                 --------    --------           --------    --------     --------
 Costs and expenses:
  Costs of goods sold (1)                           8,402       8,515              9,996      12,831       16,403
  Product development                                 255         375                378         433          485
  Selling, general and administrative (2)           2,825       3,051              3,428       4,362        4,134
  Restructuring charge                                 --          --                 --          --          219
  Interest expense                                    450         387                395         486          823
                                                 --------    --------           --------    --------     --------
                                                   11,932      12,328             14,197      18,112       22,064
                                                 --------    --------           --------    --------     --------
 Income (loss) from continuing operations
  before provision for income taxes                   (41)        691                769         155         (363)
 Income tax expense (benefit)                          --          20                191         (98)         (45)
                                                 --------    --------           --------    --------     --------
 Net income (loss)                                ($   41)   $    671           $    578    $    253     $   (318)
                                                 ========    ========           ========    ========     ========

BALANCE SHEET DATA:

Working capital                                    $  714      $5,360             $5,429     $ 1,924     $ 10,604
Total assets                                        5,537       7,107              7,977      12,945       16,571
Long-term debt                                        823       4,863              4,551         251       10,274
Stockholders' equity                                  267         937              1,417       2,400        2,083

_________________________

(1) Costs of goods sold for the fiscal year ended June 30, 1994 includes $89 in transaction costs incurred in connection with the Acquisition.
(2) Selling, general and administrative expenses for the fiscal year ended June 30, 1994 include $491 in transaction costs incurred in connection with the Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CHANGES IN THE BUSINESS OF ARISTOTLE AND THE METHODOLOGY FOR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Aristotle's business has changed substantially over the last three years. See "Item 1. Business-Background Regarding Aristotle." Aristotle has been, and continues to be, a holding company for its subsidiaries. From 1986 to 1992, its sole subsidiary was the Bank. From the time the Bank was seized by the FDIC in October 1992, until April 1994 when Aristotle acquired Strouse, Aristotle had no operating subsidiaries. From April 1994 on, the assets of the Company primarily consisted of the assets of Strouse, and the operations of the Company were substantially comprised of the operations of Strouse.

     This discussion and analysis of financial condition and results of operations will discuss and analyze the results of operations of both the Company, on a consolidated basis, and Strouse, on a stand alone basis. It will also discuss and analyze the financial condition of the Company on a consolidated basis. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report. Effective June 30, 1993, the Company changed its fiscal year end from December 31 to June 30.

RESULTS OF OPERATIONS OF THE COMPANY

FISCAL YEAR ENDED JUNE 30, 1995 AS COMPARED TO THE YEAR ENDED JUNE 30, 1994

     The Company's net sales for the fiscal year ended June 30, 1995 were $21,701,000 versus net sales of $5,538,000 for the year ended June 30, 1994. The increase reflects the operations of its main subsidiary, Strouse, for the entire year ended June 30, 1995, but the fiscal year ended June 30, 1994 only included the operations of Strouse for the period April 12, 1994 to June 30, 1994.

     The Company's gross profit for the fiscal year ended June 30, 1995 was $ 5,254,000 versus gross profit of $1,679,000 for the year ended June 30, 1994. The increase reflects the operations of its main subsidiary, Strouse, for the entire year ended June 30, 1995, but the fiscal year ended June 30, 1994 only included the operations of Strouse for the period April 12, 1994 to June 30, 1994.

     Operating expenses includes selling, general and administrative, product development, and restructuring charges. Selling, general and administrative expenses for the fiscal year ended June 30, 1995 were $4,777,000 versus $1,875,000 for the year ended June 30, 1994. Expenses incurred at Aristotle were $643,000 for the year ended June 30, 1995 versus $967,000 for the fiscal year ended June 30, 1994, which mainly reflects reductions in compensation of officers. Aristotle expenses included board of directors fees, corporate insurance costs, stockholder expenses and professional fees. Expenses incurred by Strouse for the fiscal year ended June 30, 1995 were $4,134,000 versus $908,000 for the year ended June 30, 1994. The increase at Strouse reflects the operations for the entire year ended June 30, 1995, but the fiscal year ended June 30, 1994 only included the operations of Strouse for the period April 12, 1994 to June 30, 1994.

     Product development costs for the Company for the fiscal year ended June 30, 1995 were $485,000 versus $102,000 for the year ended June 30, 1994. The increase reflects the operations of its main subsidiary, Strouse, for the entire year ended June 30, 1995, but the fiscal year ended June 30, 1994 only included the operations of Strouse for the period April 12, 1994 to June 30, 1994.

     Restructuring charges of $219,000 incurred for the year ended June 30, 1995 reflect the downsizing of the Strouse operations in New Haven, Connecticut and the related costs of terminating employees.

     Other income includes investment and interest income and expense. Investment and interest income of $321,000 and $294,000 in fiscal year ended June 30, 1995 and 1994, respectively was principally generated by two escrowed investment accounts (the "Escrowed Accounts") with account balances totaling $4,682,000 and $4,638,000 in fiscal year ended June 30, 1995 and 1994, respectively.

     The Company's interest expense for the fiscal year ended June 30, 1995 was $756,000 versus $135,000 for the year ended June 30, 1994. The increase reflects the operations of its main subsidiary, Strouse, for the entire year ended June 30, 1995, but the fiscal year ended June 30, 1994 only included the operations of Strouse for the period April 12, 1994 to June 30, 1994.

     Minority interest expense was $211,000 for the fiscal year ended June 30, 1995 versus $60,000 for the year ended June 30, 1994. The minority interest expense is mainly due to dividends paid and accrued during the year on the ASI preferred stock for the entire year of fiscal 1995, but the fiscal year ended June 30, 1994 only included dividends for the period April 12, 1994 to June 30, 1994.

SIX MONTH INTERIM PERIOD ENDED JUNE 30, 1993 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1992

     The Company's net loss for the six month interim period ended June 30, 1993 was $4,764,000, or $4.35 per share, compared with a net loss of $32,017,000, or $29.22 per share, for the six months ended June 30, 1992.

     The Company's investment and interest income for the six month interim period ended June 30, 1993 was $174,000 compared with investment and interest income of $648,000 for the same period in 1992. The decrease in investment and interest income primarily resulted from a loss on the sale of securities of $27,000 for the six month interim period ended June 30, 1993 compared to a gain of $608,000 for the six months ended June 30, 1992. Interest and dividend income for the six month interim period ended June 30, 1993 was $201,000 compared with $40,000 for the corresponding period in 1992. This increase was the result of a shift in investments into income producing securities.

     During the six months ended June 30, 1992 the Company recognized $448,000 as other income through the establishment of a receivable for legal fees expended which the Company believes are recoverable from the Company's insurance carrier in the Stockholder Litigation.

     Operating expenses for the six month interim period ended June 30, 1993 were $651,000 compared with $444,000 for the corresponding period in 1992. This increase in operating expenses primarily resulted from an allocation from the Bank to the Company of certain costs, principally insurance premiums of $191,000, incurred by the Company. Compensation and benefits expenses were $148,000 and $158,000 for the six month interim period ended June 30, 1993 and for the six months ended June 30, 1992, respectively. Legal and professional fees were $218,000 and $227,000 for the six month interim period ended June 30, 1993 and for the six months ended June 30, 1992, respectively.

     The Company recorded a reserve of $4,287,000 during the June 30, 1993 period related to the claim of the FDIC, as receiver for the Bank, on federal income tax refunds received or to be received by the Company.

     As a result of the seizure of the Bank in October 1992, the operating results of the Bank have been presented as the results from a discontinued operation. During the six months ended June 30, 1992 the Company presented a loss from discontinued operations of $34,278,000 which produced a loss per share from discontinued operations of $31.28.

FISCAL YEAR ENDED DECEMBER 31, 1992 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1991

     The Company's net loss for the fiscal year ended December 31, 1992 was $56,928,000, or $51.96 per share, compared with a net loss of $56,615,000, or $51.70 per share, for the fiscal year ended December 31, 1991. The losses in both years were primarily due to the operations of the Bank.

     The Company's investment and interest income for the fiscal year ended December 31, 1992 was $844,000. This compared with investment and interest income of $108,000 for fiscal year 1991. The increase in investment and interest income primarily resulted from a gain on the sale of securities of $688,000 for the fiscal year ended December 31, 1992.

     During the fiscal year ended December 31, 1992 the Company recognized $448,000 as other income through the establishment of a receivable for legal fees expended which the Company believes are recoverable from the Company's insurance carrier in the Stockholder Litigation.

     Operating expenses for fiscal year 1992 were $1,484,000 compared with $1,729,000 for fiscal year 1991. This decrease in operating expenses primarily resulted from a decrease in professional fees from $1,167,000 in fiscal 1991 to $531,000 in fiscal 1992. Significant professional fees were expended by the Company in fiscal year 1991 in efforts to raise additional capital, in discussions with regulatory bodies, and on accounting and tax issues. Compensation and benefits expenses were $427,000 and $280,000 for the fiscal years ended December 31, 1992 and 1991, respectively.

     During the fiscal year ended December 31, 1992 the Company recognized a loss from discontinued operations of $59,727,000 which related to the seizure of the Bank and produced a loss per share from discontinued operations of $54.51. During the fiscal year ended December 31, 1991 the Company presented a loss from discontinued operations of $53,172,000 which related to the seizure of the Bank which produced a loss per share from discontinued operations of $48.56. These losses reflected the continuing deterioration of the Bank during these fiscal years.

RESULTS OF OPERATIONS OF STROUSE

YEAR ENDED JUNE 30, 1995 AS COMPARED TO THE YEAR ENDED JUNE 30, 1994

     Strouse's net sales for the year ended June 30, 1995 increased 19% to $21,701,000 compared to net sales of $18,267,000 for the prior year. The increase was generated by a $3,720,000 volume growth in shapewear products and a $311,000 impact from increased prices, partially offset by a $581,000 volume decrease in specialty brassiere products and increases in in-store markdowns and discounts for sales events.

     Strouse's price increases during the year ended June 30, 1995, expressed as a percentage of total price, have been lower than the increase in the Consumer Price Index for the corresponding period. Strouse's private label business which began in 1991 has grown substantially since 1991, representing 21.8% of revenues in the year ended June 30, 1995, compared to 0.4% in 1991. Since the principal market for Strouse's products is the United States, continued expansion of the economy of the United States is important to Strouse.

     Gross profit for the year ended June 30, 1995 decreased to $5,298,000 from $5,436,000 for the prior year, and gross margin decreased to 24.4% from 29.8%. The decrease in gross margin is principally due to increased subcontracting costs, higher production scrap, growth in the private label business (which contributes comparable operating income margins comparable to the branded business, but lower gross margins), costs incurred relating to the resourcing of manufacturing operations, and extra costs incurred in response to delayed deliveries from suppliers.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1995 were $4,134,000 compared to $4,362,000 for the corresponding period in 1994. Selling, general, and administrative expenses were comprised mainly of cooperative advertising, sales commissions, customer service, accounting, personnel, data processing, and administration departments, and professional fees. The $228,000 decrease principally reflects transaction costs of $491,000 incurred in connection with the Acquisition in 1994 and decreased advertising costs in 1995, partially offset by increased selling expenses of $276,000 resulting primarily from higher commissions and staffing for a new merchandiser program.

     Product development costs for the fiscal year ended June 30, 1995 were $485,000, compared to $433,000 for the corresponding period in 1994. Product development costs primarily included compensation of company personnel. All products are designed internally in Strouse's New Haven and New York design centers. The increase in costs reflects Strouse's continued investment in the product development process.


     Restructuring charges of $219,000 incurred for the year ended June 30, 1995 reflect the downsizing of operations in New Haven, Connecticut and the related costs of terminating employees.

     Interest expense for 1995 increased to $823,000 from $486,000 in the prior year. The increase reflected higher borrowing rates and higher borrowing levels to support working capital needs and business growth.

     The provisions for income taxes for the year ended June 30, 1995 was a benefit of $45,000, compared to a benefit of $98,000 in the prior year. The benefit in 1995 results from the 1995 loss. The benefit in 1994 is primarily due to the tax deduction of $620,000 generated by the exercise by management of Strouse of certain options to purchase Strouse common stock prior to the Acquisition and the payment of certain bonuses to management of Strouse equal, in the aggregate, to the net tax savings realized by Strouse and attributable to the disposition by such persons of certain Strouse stock acquired pursuant to the exercise of such options and the payment of such bonus.

YEAR ENDED JUNE 30, 1994 AS COMPARED TO THE YEAR ENDED JUNE 30, 1993

     The results of operations of Strouse, on a stand alone basis, for the year ended June 30, 1994 include certain transaction costs incurred by Strouse in the Acquisition, in addition to costs incurred by Strouse in the ordinary course of its operating activities.

     Strouse's net sales for the year ended June 30, 1994 increased 22% to $18,267,000, compared to net sales of $14,966,000 for the prior year. The increase was generated by a $2,200,000 volume growth in shapewear products, a $1,200,000 volume growth in specialty brassiere products, and a $200,000 impact from increased prices, partially offset by increases in in-store markdowns and discounts for sales events.

     Strouse's price increases during the year ended June 30, 1994, expressed as a percentage of total price, have been lower than the increase in the Consumer Price Index for the corresponding period. Strouse's private label business which began in 1991 has grown substantially since 1991, representing 19.6% of revenues in the year ended June 30, 1994, compared to 0.4% in 1991. Since the principal market for Strouse's products is the United States, continued expansion of the economy of the United States is important to Strouse.

     Gross profit for the year ended June 30, 1994 increased to $5,436,000 from $4,970,000 for the prior year, but gross margin decreased to 29.8% from 33.2%. The decrease in gross margin is principally due to (i) growth in the private label business which contributes operating income margins comparable to the branded business, but lower gross margins, (ii) transaction costs of $89,000 related to the Acquisition, and (iii) increases in production costs.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1994 were $4,362,000, compared to $3,428,000 for the corresponding period in 1993. Selling, general, and administrative expenses were comprised mainly of cooperative advertising, sales commissions, employee compensation for the customer service, accounting, personnel, data processing, and administration departments, and professional fees. The $934,000 increase was principally a result of transaction costs of $491,000 incurred in connection with the Acquisition, increased selling expenses of $270,000 resulting primarily from commissions, staffing in customer service, and electronic data interchange, and increased advertising costs of $90,000.

     Product development costs for the fiscal year ended June 30, 1994 were $433,000, compared to $378,000 for the corresponding period in 1993. Product development costs primarily included compensation of company personnel. All products are designed internally in Strouse's New Haven design center and a design center maintained by Strouse in New York. The increase in costs reflects Strouse's continued investment in the product development process.

     Interest expense for 1994 increased to $486,000 from $395,000 in the prior year. The increase reflected higher borrowing rates and higher borrowing levels to support working capital needs and business growth.

     The provisions for income taxes for the year ended June 30, 1994 was a benefit of $98,000, compared to an expense of $191,000 in the prior year. The benefit is primarily due to the tax deduction of $620,000 generated by the exercise by management of Strouse of certain options to purchase Strouse common stock prior to the Acquisition and the payment of certain bonuses to management of Strouse equal, in the aggregate, to the net tax savings realized by Strouse and attributable to the disposition by such persons of certain Strouse stock acquired pursuant to the exercise of such options and the payment of such bonus.

     Strouse's net income for the year ended June 30, 1994 was $253,000, compared to net income of $578,000 for the year ended June 30, 1993. The decrease in net income was principally due to transaction costs-net of taxes of $430,000 related to the Acquisition, partially offset by income generated by the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Substantially all of the Company's assets are either dedicated to support Strouse's business needs (primarily inventory of $11,782,000 and accounts receivable of $4,498,000) or are held in the Escrowed Accounts ($4,682,000).

     Cash required to fund the working capital needs of Strouse is supplied principally through the Credit Facilities with the Bank, trade credit, and internally generated funds. At June 30, 1995, Strouse was not in compliance with certain of the covenants in the Credit Agreement. On October 6, 1995, the Company and the Bank executed the Letter of Intent pursuant to which the Bank waived Strouse's non-compliance with such covenants through September 30, 1995. Pursuant to such Letter of Intent, which is conditioned on a closing taking place on or before October 31, 1995, the Bank and the Company have agreed to, among other things, modify certain covenants, to modify the maturity date of the Credit Agreement to October 31, 1996 and to modify the maximum borrowing under the line-of-credit facility to $8,750,000 through October 31, 1996. See "Item 1. Business-Financing" and Note 4 of the Notes to Consolidated Financial Statements.

     Cash required to fund the operations of Aristotle is supplied primarily through earnings generated from the two Escrowed Accounts, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and taxes received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse. If earnings from the two Escrowed Accounts and taxes received from Strouse are below current projections and no funds are generated through the settlements of the Stockholder Litigation and the FDIC tax claim, Aristotle's cash flow would not be sufficient to meet its operating expenses. If the former stockholders of Strouse do not convert certain preferred stock of ASI that was issued in connection with the Acquisition, and if the maximum additional payments to the former stockholders of Strouse were earned and paid, then Aristotle would have to pay up to $4,499,000 during the next four fiscal years to such stockholders as part of the Acquisition. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the Acquisition. Any default in the payments due to the former stockholders of Strouse could create a partial unwinding of the Acquisition. See "Item 3. Legal Proceedings" and Note 1 of the Notes to Consolidated Financial Statements.

     In order to meet its projected capital requirements and potential commitments to the former stockholders of Strouse, the Company believes that it must either raise new equity capital or obtain additional financing or both. There can, however, be no assurance that the Company will be able to raise new equity capital or obtain additional financing.

DISCUSSION OF AUDITORS' REPORTS

     KPMG Peat Marwick LLP's Auditor's Report on the Company's consolidated financial statements for the period ended December 31, 1992 does not express an opinion. Peat Marwick has indicated to the Company that this "disclaimer" of opinion was not caused by any limitations on the scope of their audit engagement or any departures from generally accepted accounting principles. The disclaimer of opinion was caused by significant uncertainties (an unasserted claim by the FDIC for the proceeds of a tax refund, and the Stockholders Litigation, both of which raised a substantial doubt as to the Company's ability to continue as a going-concern). KPMG Peat Marwick did perform an audit on the 1992 consolidated financial statements. They concluded, based upon their review of circumstances at that time, that there was sufficient uncertainty as to those matters that they could not express an opinion on the consolidated financial statements. Such disclaimer of opinion generally precludes the Company from undertaking a securities offering under the Securities Act of 1933 until such time, generally three years, as the disclaimed financial statements are no longer includable in a filing.

     Richard A. Eisner & Company, LLP audited the Company's financial statements as of and for the six-month period ending June 30, 1993 and the fiscal year ended June 30, 1994 and they did express an opinion. At June 30, 1993, the Company had fully reserved for the potential tax refund claim. In addition, by the date of Richard A. Eisner & Company, LLP's audit report, the FDIC had asserted the tax refund claim, thus significantly reducing that uncertainty. Richard A. Eisner & Company, LLP's auditor's report contains disclosures relating to the continuing uncertainty of the Stockholders' Litigation and expresses substantial doubt about whether the Company could continue as a going-concern as a result of actions, if any, which could be asserted arising from the Bank's activities. To date, no action has been asserted, other than a claim for recovery of the tax refund and an investigation as to whether a claim will be asserted by the FDIC against the former officers and directors of the Bank. If such claims are asserted, Aristotle may have an obligation to indemnify such former officers and directors. See "Legal Proceedings". In addition, footnotes to the financial statements include information about the uncertainties arising from the Bank's operations.

      Arthur Andersen LLP audited the Company's financial statements as of June 30, 1995 and they did express an unqualified opinion.

     The Company believes that the audit reports of Arthur Andersen LLP, Richard
A. Eisner & Company, LLP and KPMG Peat Marwick LLP, taken as a whole, allow the user to make an informed evaluation of the Company's financial statements.

INCOME TAXES

     At June 30, 1995, the Company had federal and state tax carryforwards as follows (excluding the re-attributed losses described in the second paragraph below):

           Federal net operating loss          $2,000,000
           Federal capital loss                $4,800,000
           State net operating loss            $5,000,000
           State capital loss                  $9,800,000

     All federal net operating loss carryforwards expire by 2010 and all federal capital loss carryforwards expire by 1999. State of Connecticut net operating loss and capital loss carryforwards expire from 1995 to 1999.

     In addition, for the tax return filed for the year ending December 31, 1992, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April of 1992 as guidance for the application of Section 597 of the Internal Revenue Code of 1986, as amended (the "Code") and under Section 1.1502-20(g)(1) of the Federal Income Tax Regulations. The elections enabled the Company to disaffiliate from the Bank for federal income tax purposes and to re-attribute certain losses of the Bank to the Company. As a result of these elections, the Company expects to succeed to federal net operating loss carryforwards of the Bank in amounts in excess of $81,000,000.

      The application of tax law with respect to the Company's election to disaffiliate from the Bank and to re-attribute Bank tax losses to the Company is not certain. Although the Company believes that the tax law permitted it to re-attribute to itself the loss carryforwards of the Bank, there is no assurance that any part of the net operating loss carryforwards of the Bank will be available to be utilized by the Company. If the re-attributed Bank tax losses are disallowed, such losses will not be available to offset future income of the Company and its Subsidiaries. Even if the Company succeeds to any part of the Bank's tax loss carryforwards, its ability to fully utilize such carryforwards is dependent upon many factors including, (1) the realization of taxable income by the Company, and (2) avoiding a 50 percent "ownership change" as defined in
Section 382 of the Code. If there is an "ownership change", utilization of the tax loss carryforwards of the Company (including the re-attributed losses) would be significantly reduced or eliminated. An ownership change occurs with respect to a "loss corporation", such as the Company, if the percentage of stock owned by one or more "5% stockholders" increases, during a rolling 3-year testing period, by more than 50 percentage points over the lowest percentage of stock owned by such stockholders at any time during the testing period.

     The Company believes, assuming that the Strouse Stockholders currently own the maximum number of shares of Common Stock they could acquire through the exercise of their various rights and options in the Acquisition, that the Company has not undergone an ownership change within the meaning of Section 382 of the Code. During the period which the Company has an unutilized federal net operating loss carryforward, which may be for many years into the future, particularly if the Company does succeed to a significant portion of the Bank's net operating loss carryforward, it will be necessary for the Company to determine whether an ownership change has occurred each time a new or existing stockholder becomes a 5% stockholder or an existing 5% stockholder increases its ownership interest. Except with respect to the Strouse Stockholders, the Company does not know of any stockholders who currently own or would, upon the exercise of options or warrants, own five percent or more of the Common Stock.

     At a special meeting of stockholders held on April 8, 1994, the stockholders voted to restrict certain share transfers because they could affect the Company's ability to use its net operating losses under Section 382.For state tax purposes the election to re-attribute the losses of the Bank to the Company is not applicable and it is unlikely that the Company will obtain any Connecticut tax loss carryforwards as a result of its disposition of the Bank.

     During the first quarter of 1992, the Company adopted Financial Accounting Statement Number 109, which had no material effect on the Company's financial statements.

     The FDIC is claiming entitlement to income tax refunds previously received and yet to be received by Aristotle. See "Item 3. Legal Proceedings-FDIC Tax Claim."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company and the Notes to Consolidated Financial Statements and Supplementary Data, appear on Pages F-1 through F-28 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 3, 1994, the Board of Directors appointed Arthur Andersen LLP to serve as independent accountants for the Company, subject to ratification of such appointment by the stockholders. The information required by this Item 9 has been previously reported in the Company's current report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 21, 1994, as amended.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item will be set forth under the section entitled "Election of Directors" and "Executive Officers" in the Company's 1995 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

     Information required by this item will be set forth under the section entitled "Executive Compensation" in the Company's 1995 definitive proxy statement, and, except for the "Report on Executive Compensation" and the "Performance Graph," is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item will be set forth under the section entitled "Stock Owned by Management and Principal Stockholders" in the Company's 1995 definitive proxy statement, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item will be set forth under the section entitled "Certain Transactions" in the Company's 1995 definitive proxy statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    The following are filed as part of this Form 10-K:

       (1)  Financial Statements:
            For a listing of financial statements which are filed as part of this Form 10-K, see Page F-1.

       (2)  Financial Statement Schedules:                                                      Page
                                                                                                ----
            Reports of Independent Public Accountants                             F-1, F-1A and F-1B
            Schedule I - Condensed Financial Information of the Registrant                      F-25
            Schedule II - Valuation and Qualifying Accounts                                     F-28

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements on notes thereto.

       (3)  Exhibits:

            Exhibit 2.1- Capital Contribution Agreement dated as of November 19, 1993 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and the Stockholders of Strouse. Incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation's Current Report on Form 8-K dated April 14, 1994, as amended (the "1994 Current Report").

            Exhibit 3.1- Restated Certificate of Incorporation of The Aristotle Corporation, Certificates of Amendments thereto, and Certificate of Correction thereto. Incorporated herein by reference to Exhibit 4.2 of the 1994 Current Report.

            Exhibit 3.2- Certificate of Designation, Preferences and Right of Series A, B, C and D Preferred Stock of The Aristotle Corporation. Incorporated herein by reference to Exhibit 4.3 of the 1994 Current Report.

            Exhibit 3.3- Bylaws. Incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on March 31, 1993 (the "1992 Form 10-K").

            Exhibit 4.1- Restated Certificate of Incorporation of The Aristotle Corporation, Certificates of Amendment thereto, and Certificate of Correction thereto. See Exhibit 3.1 hereof.

            Exhibit 4.2- Certificate of Designation, Preferences and Right of Series A, B, C and D Preferred Stock of The Aristotle Corporation. See Exhibit 3.2 hereof.

            Exhibit 4.3- Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc., and amendment thereto. Incorporated herein by reference to Exhibit 4.1 of the 1994 Current Report.

            Exhibit 4.4- Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc. filed August 30, 1995 is attached hereto as Exhibit 4.4.

            Exhibit 4.5- Form of Stock Purchase Warrant Series A of The Aristotle Corporation dated as of April 11, 1994. Incorporated herein by reference to Exhibit 2.10 of the 1994 Current Report.

            Exhibit 4.6- Form of Stock Purchase Warrant Series B of The Aristotle Corporation dated as of April 11, 1994. Incorporated herein by reference to Exhibit 2.11 of the 1994 Current Report.

            Exhibit 10.1- Form of Option Agreement between Aristotle Sub, Inc. and optionees dated as of April 11, 1994. Incorporated herein by reference to Exhibit 2.2 of the 1994 Current Report.

            Exhibit 10.2- Pledge and Escrow Agreement dated as of April 11, 1994 by and among Aristotle Sub, Inc. and certain other parties. Incorporated herein by reference to Exhibit 2.8 of the 1994 Current Report.

            Exhibit 10.3- Letter Agreement by and among The Aristotle Corporation, Aristotle Sub, Inc., Alfred Kniberg and David Howell dated June 27, 1995 is attached hereto as Exhibit 10.3.

            Exhibit 10.4- Security Agreement dated as of April 11, 1994 by and among The Strouse, Adler Company and certain other parties. Incorporated herein by reference to Exhibit 2.9 of the 1994 Current Report.

            Exhibit 10.5- Term Promissory Notes dated April 11, 1994 payable to The Aristotle Corporation. Incorporated herein by reference to
            Exhibit 2.12 of the 1994 Current Report.

            Exhibit 10.6- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and David Howell. Incorporated herein by reference to
            Exhibit 2.3 of the 1994 Current Report.

            Exhibit 10.7- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Alfred Kniberg. Incorporated herein by reference to Exhibit 2.4 of the 1994 Current Report.

            Exhibit 10.8- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Joyce Baran. Incorporated herein by reference to
            Exhibit 2.5 of the 1994 Current Report.

            Exhibit 10.9- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Paul McDonald. Incorporated herein by reference to
            Exhibit 2.6 of the 1994 Current Report.

            Exhibit 10.10- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Graeme Caulfield. Incorporated herein by reference to Exhibit 2.7 of the 1994 Current Report.

            Exhibit 10.11- Shareholder Loan Pledge Agreements dated as of April 11, 1994 by and between certain parties and The Aristotle Corporation. Incorporated herein by reference to Exhibit 2.13 of the 1994 Current Report.

            Exhibit 10.12- Stock Option Plan of The Aristotle Corporation, as amended. Incorporated herein by reference to Exhibit 10.2 of the 1992 Form 10-K.

            Exhibit 10.13- Form of Stock Option Agreement (for non-employee directors). Incorporated herein by reference to Exhibit 10.3 of the 1992 Form 10-K.

            Exhibit 10.14- Form of Incentive Stock Option Agreement (for employees). Incorporated herein by reference to Exhibit 10.4 of the 1992 Form 10-K.

            Exhibit 10.15- Lease dated October 4, 1991 by and between The Strouse, Adler Company and New England Resources Limited Partnership is attached hereto as Exhibit 10.15.

            Exhibit 10.16- First Amendment to Lease dated April 11, 1994 by and between New England Resources Limited Partnership is attached hereto as Exhibit 10.16.

            Exhibit 10.17- Second Amendment to Lease dated December 14, 1994 by and between New England Resources Limited Partnership is attached hereto as Exhibit 10.17.

            Exhibit 10.18- First Amended and Restated Master Credit Agreement dated as of November 9, 1994 by and between The Strouse, Adler Company and Fleet Bank, National Association is attached hereto as
            Exhibit 10.18.

            Exhibit 10.19- Letter of Intent dated October 6, 1995 by and between The Strouse, Adler Company, The Aristotle Corporation, Aristotle Sub, Inc. and Fleet Bank, National Association is attached hereto as
            Exhibit 10.19.

            Exhibit 10.20- Option Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd. is attached hereto as Exhibit 10.20.

            Exhibit 10.21- Exclusive Subcontracting Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd. is attached hereto as Exhibit 10.21.

            Exhibit 10.22- Restrictive Covenant Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd., Maggie Manufacturing Company Ltd., Peter Blair Shalleck and Sandy Shalleck is attached hereto as
            Exhibit 10.22.

            Exhibit 10.23- Specific Performance Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, Peter Blair Shalleck and Sandy Shalleck is attached hereto as Exhibit 10.23.

            Exhibit 21.1- Subsidiaries of The Aristotle Corporation is attached hereto as Exhibit 21.1.

            Exhibit 27- Financial Data is attached hereto as Exhibit 27.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed in the fourth quarter of the Company's fiscal year ended June 30, 1995.

(c)   See (a)(3) above.

(d)   See (a)(2) above.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ARISTOTLE CORPORATION



                                          /s/ John J. Crawford
                                          ---------------------------

                                          John J. Crawford
                                          Its President, Chief Executive Officer
                                          and Chairman of the Board
                                          Date:  October 11, 1995



                                          /s/ Paul M. McDonald
                                          ---------------------------

                                          Paul M. McDonald
                                          Its Chief Financial Officer
                                          and Secretary
                                          Date:  October 11, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                   Title                        Date
                 ---------                   -----                        ----

/s/ John J. Crawford                   President, Chief Executive     October 11, 1995
-----------------------                Officer, Chairman of the
John J. Crawford                       Board and Director

/s/ Paul McDonald                      Chief Financial Officer and    October 11, 1995
-----------------------                Secretary
Paul McDonald

/s/ Barry R. Banducci                  Director                       October 11, 1995
-----------------------
Barry R. Banducci

/s/ Mary Jane Burt                     Director                       October 11, 1995
-----------------------
Mary Jane Burt

/s/ Robert L. Fiscus                   Director                       October 11, 1995
-----------------------
Robert L. Fiscus

/s/ Betsy Henley-Cohn                  Director                       October 11, 1995
-----------------------
Betsy Henley-Cohn

/s/ Marcus R. McCraven                 Director                       October 11, 1995
-----------------------
Marcus R. McCraven

/s/ Daniel J. Miglio                   Director                       October 11, 1995
-----------------------
Daniel J. Miglio

/s/ Sharon M. Oster                    Director                       October 11, 1995
-----------------------
Sharon M. Oster

/s/ Alfred A. Kniberg                  Director                       October 11, 1995
-----------------------
Alfred A. Kniberg

/s/ John C. Warfel                     Director                       October 11, 1995
-----------------------
John C. Warfel

                         INDEX OF FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Independent Auditors' Report of Arthur Andersen LLP                     F-1

Independent Auditors' Report of Richard A. Eisner & Company, LLP        F-1A

Independent Auditors' Report of KPMG Peat Marwick LLP                   F-1B

Consolidated Balance Sheets as of June 30, 1995 and 1994                F-2

Consolidated Statements of Operations for the Twelve Months
Ended June 30, 1995and 1994, the Six Months Ended June 30,
1993 and the Twelve Months Ended December 31, 1992                      F-3

Consolidated Statements of Changes in Stockholders' Equity
for the Year Ended December 31, 1992, the Six Month Period
and the Years Ended Ended June 30, 1993, June 30, 1994 and 1995         F-4

Consolidated Statements of Cash Flows for the Twelve Months
Ended June 30, 1995 and 1994, the Six Months Ended June 30,
1993 and the Twelve Months Ended December 31, 1992                      F-5

Notes to Consolidated Financial Statements                              F-6

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Stockholders of

          The Aristotle Corporation:



We have audited the accompanying consolidated balance sheet of The Aristotle Corporation (the "Company") and subsidiary as of June 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiary as of June 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                             /S/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


New Haven, Connecticut
September 1, 1995
(except with respect to the
matter discussed in Note 4,
as to which the date is
October 6, 1995)

                    LETTER HEAD OF RICHARD A.EISNER & COMPANY, LLP APPEARS HERE
--------------------------------------------------------------------------------
                                                   Accountants and Consultants


[LOGO OF RAE APPEARS HERE]


                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
The Aristotle Corporation
New Haven, Connecticut

        We have audited the accompanying consolidated balance sheet of The Aristotle Corporation (the "Company") and subsidiaries as of June 30, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 1994 and the six months ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements of The Aristotle Corporation and subsidiaries present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as at June 30, 1994, and the results of their operations and their cash flows for the year ended June 30, 1994 and the six months ended June 30, 1993 in conformity with generally accepted accounting principles.

        As discussed in Note 5 to the financial statements, in 1990 the Company and certain of its former officers and directors were named in litigation alleging certain securities law violations, amongst which were filing false and misleading financial information, or omitting certain information. At the time that the litigation was initiated, the Company's principal operation was banking. In 1992, its bank operating subsidiary was seized by the Federal Deposit Insurance Corporation (FDIC). At the time of the FDIC seizure the stockholder litigation was stayed. The ultimate outcome of this litigation is not presently determinable.

        The Company cannot evaluate what claims, if any, could be asserted as a result of its former subsidiary's banking activities (which, if successful, could trigger a partial unwinding of the Company's major acquisition consummated in April 1994). This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments, if any, which could result from this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
August 26, 1994

                                     F-1A

              [LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]


                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Shareholders
The Aristotle Corporation:

We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of The Aristotle Corporation (formerly First Constitution Financial Corporation) for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

As discussed in Note 1 to the financial statements, the Company's prior subsidiary, First Constitution Bank (the "Bank"), was seized by the Federal Deposit Insurance Corporation on October 2, 1992. The loss of the Bank has been presented as a discontinued operation in the accompanying financial statements, which have been prepared assuming the Company will continue as a going concern.

As discussed in Note 5 to the financial statements, the Company received $4.0 million in refunded federal income taxes and has accrued for the receipt of an additional $300,000 of federal income taxes refundable. The federal income tax refunds have been retained and recorded by the Company based on management's application of the tax sharing agreement between the Company and the Bank. The Office of Thrift Supervision ("OTS"), which regulated the Company while the Company owned the Bank, and to whom the Company has requested deregistration as a savings and loan holding company, has informed the Company that it believes the tax refunds are related to the Bank and therefore, payable to the Federal Deposit Insurance Corporation ("FDIC"). While not presently asserted, the FDIC as receiver of the Bank, may assert a claim for these federal income tax refunds. The ultimate outcome of the OTS's assertion and the potential FDIC claim, if asserted, cannot presently be determined. Accordingly, no liability has been recorded in the accompanying financial statements.

As discussed in Note 5 to the financial statements, the Company and certain of its present and former officers and directors are defendants in a lawsuit alleging, among other things, that the Company and certain of its present and former officers and directors issued false or misleading financial information or omitted to issue certain information. Proceedings have been stayed pending a court decision on the Company's motion to dismiss the lawsuit. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

                                     F-1B

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the two preceding paragraphs, the Company is presently involved in litigation and regulatory matters which at December 31, 1992, raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainties discussed above, we are unable to express, and do not express, an opinion on the accompanying 1992 financial statements.


/s/ KPMG Peat Marwick LLP

New Haven, Connecticut
March 3, 1993



                                     F-1BB

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                         AS OF JUNE 30, 1995 AND 1994
                         ----------------------------
                 (dollars in thousands, except for share data)

                                                        1995       1994
                                                        ----       ----
               ASSETS
               ------
Current assets:
  Cash and cash equivalents                          $     188  $      12
  Accounts receivable, net of reserves
    of $171 and $177                                     4,498      3,564
  Inventories                                           11,782     10,071
  Other current assets                                     867      1,197
                                                     ---------  ---------
        Total current assets                            17,335     14,844
                                                     ---------  ---------

Property and equipment, net                              1,517        581
                                                     ---------  ---------

Other assets:
  Marketable securities held in escrow
    at market value                                      4,682      4,638
  Employee notes receivable                                354        354
  Patents and trademarks, net                               88         98
  Goodwill, net of amortization of $52 and $8            1,894      1,610
  Deferred tax asset                                       725        901
  Other noncurrent assets                                  225        136
                                                     ---------  ---------
                                                         7,968      7,737
                                                     ---------  ---------
                                                     $  26,820  $  23,162
                                                     =========  =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities
    of long-term debt                                $     548  $   6,736
  Accounts payable                                       2,367      1,904
  Accrued expenses                                       1,304      1,090
  Deferred tax liability                                   725        800
                                                     ---------  ---------
        Total current liabilities                        4,944     10,530
                                                     ---------  ---------

Long-term debt, less current maturities                 10,274        251
Reserve for potential FDIC tax refund claim              3,982      3,982
                                                     ---------  ---------
                                                        14,256      4,233
                                                     ---------  ---------
        Total liabilities                               19,200     14,763
                                                     ---------  ---------

Minority interest in subsidiary's preferred stock        2,454      2,454
                                                     ---------  ---------
Minority interest in subsidiary's common stock             167        137
                                                     ---------  ---------
Commitments and contingencies (Note 5)

Redeemable preferred stock, $.01 par value
  3,000,000 shares authorized; 122,691
  Series A, 61,345 Series B, 61,345
  Series C and 24,998 Series D issued
  and outstanding                                            3          3
                                                     ---------  ---------
Stockholders' equity:
  Common stock, $.01 par value, 3,000,000
    shares authorized, 1,105,801 shares
    issued and outstanding                                  11         11
  Additional paid-in capital                           159,843    159,816
  Retained earnings (deficit)                         (154,713)  (153,815)
  Treasury stock, at cost, 18,268 shares in
    1995 and 21,610 shares in 1994                        (151)      (143)
  Net unrealized investment gains (losses)                   6       (64)
                                                     ---------  ---------
        Total stockholders' equity                       4,996      5,805
                                                     ---------  ---------
                                                     $  26,820  $  23,162
                                                     =========  =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (dollars in thousands, except for share data)

                                        Twelve              Six             Twelve
                                     Months Ended       Months Ended     Months Ended
                                     ------------
                                June 30,   June 30,        June 30,      December 31,
                                  1995        1994           1993           1992
                                  ----        ----           ----           ----
Net sales                        $21,701     $5,538         $  -           $   -
Cost of goods sold                16,447      3,859            -               -
                                 -------     ------         -------        --------
      Gross profit                 5,254      1,679

Operating expenses:
  Selling                          2,826        704            -               -
  General and administrative       1,951      1,171             651           1,484
  Product development                485        102            -               -
  Restructuring charges              219       -               -               -
  Reserve for subsidiary
    litigation                      -          -               -             (1,510)
                                 -------     ------         -------        --------
      Operating income
        (loss)                      (227)      (298)           (651)             26
                                 -------     ------         -------        --------

Other income (expense):
  Investment and interest
    income                           321        294             174             844
  Interest expense                  (756)      (135)           -               -
  Recoverable legal fees            -          -               -                448
                                 -------     ------         -------        --------
                                    (435)       159             174           1,292
                                 -------     ------         -------        --------
      Income (loss) from
        continuing operations
        before income taxes
        and minority interest       (662)      (139)           (477)          1,318

Income tax expense (benefit)          25        (20)          4,287          (1,481)
                                 -------     ------         -------        --------
      Income (loss) from
        continuing
        operations before
        minority interest           (687)      (119)         (4,764)          2,799

Minority interest                   (211)       (60)           -               -
                                 -------     ------         -------        --------

Income (loss) from continuing
  operations                        (898)      (179)         (4,764)          2,799
                                 -------     ------         -------        --------
Discontinued operations:
  Loss from operations of
    subsidiary prior to
    seizure                         -          -               -            (34,280)
  Loss on write-off of
    subsidiary upon
    seizure                         -          -               -            (25,447)
                                 -------     ------         -------        --------
      Loss from discontinued
        operations               $  -        $ -               -            (59,727)
                                 -------     ------         -------        --------
NET LOSS                         $  (898)    $ (179)        $(4,764)       $(56,928)
                                 =======     ======         =======        ========

Income (loss) per share
  from continuing operations       $(.81)     $(.16)         $(4.35)          $2.55

Loss per share from
  discontinued operations            -          -              -             (54.51)
                                   -----      -----          ------         -------
Net loss per share                 $(.81)     $(.16)         $(4.35)        $(51.96)
                                   =====      =====          ======         =======

Weighted average shares
  outstanding                  1,113,250  1,087,039       1,096,017       1,095,643
                               =========  =========       =========       =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1992
                         ----------------------------

                   SIX-MONTH PERIOD ENDED JUNE 30, 1993 AND
                   ----------------------------------------

                      YEARS ENDED JUNE 30, 1994 AND 1995
                      ----------------------------------
                 (dollars in thousands, except for share data)

                                                                                      Net
                                      Additional       Retained                   Unrealized
                            Common     Paid-in         Earnings       Treasury    Investment
                            Stock      Capital         (Deficit)       Stock        Losses         Total
                            -----      -------         ---------       -----        ------         -----
Balance, December 31,
  1991                     $ 11,058     $150,313      $  (91,944)    $ (1,600)       $  -        $ 67,827

Net loss                       -            -            (56,928)        -              -         (56,928)

Purchase of treasury
  stock                        -            -               -              (2)          -              (2)
                           --------     --------       ---------     --------         ---        --------
Balance, December 31,
  1992                       11,058      150,313        (148,872)      (1,602)          -          10,897

Net loss                       -            -             (4,764)        -              -          (4,764)

Issuance of treasury
  stock to directors           -            (680)           -             707           -              27

Purchase of treasury
  stock                        -            -               -              (1)          -              (1)
                           --------     --------       ---------     --------         ---        --------
Balance, June 30, 1993       11,058      149,633        (153,636)        (896)          -           6,159

Net loss                       -            -               (179)        -              -            (179)

Net unrealized investment
  loss                         -            -               -            -            (64)            (64)

Issuance of treasury
  stock to directors           -            (854)           -             896           -              42

Purchase of treasury
  stock                        -            -               -            (143)          -            (143)

Ten to one reverse
  stock split and change
  in par value              (11,047)      11,037            -            -              -             (10)
                           --------     --------       ---------     --------         ---        --------

Balance, June 30, 1994           11      159,816        (153,815)        (143)        (64)          5,805

Net loss                       -            -               (898)        -                           (898)

Purchase of treasury
  stock                        -            -               -             (11)          -             (11)

Issuance of treasury
  stock to directors           -              27            -               3           -              30

Net unrealized invest-
  ment gain                    -            -               -            -             70              70
                           --------     --------       ---------     --------         ---        --------

Balance, June 30, 1995     $     11     $159,843       $(154,713)    $   (151)        $ 6        $  4,996
                           ========     ========       =========     ========         ===        ========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (dollars in thousands)

                                                Twelve
                                             Months EndedSix        Twelve
                                               June 30,          Months Ended    Months Ended
                                           -----------------
                                            1995       1994     June 30, 1993    Dec 31, 1992
                                            ----       ----     -------------    ------------
Cash flows from operating activities:
  Net loss                                $  (898)   $  (179)      $(4,764)        $(56,928)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Loss from discontinued operations      -          -             -              59,727
     (Gain) loss on sale of
       investments held for sale             -            48           (11)            (688)
      Write-down of securities               -          -               38             -
      Reserve for tax refund claim           -          -            4,287             -
      Other                                  -          -              128              141
      Depreciation and amortization           355         46          -                -
      Issuance of treasury stock
        for services                           30         42          -                -
      Changes in assets and
        liabilities:
      Accounts receivable                    (934)      (687)         -                -
      Inventories                          (1,711)        98          -                -
      Other assets                            200         39          -                -
      Accounts payable                        464       (400)         -                -
      Accrued expenses                        214       (420)         -                -
                                          -------    -------       -------         --------
          Net cash provided
            by (used in)
            operating activities           (2,280)    (1,413)         (322)           2,252
                                          -------    -------       -------         --------

Cash flows from investing activities:
  Increase in notes from employees           -          (354)         -                -
  Purchase of investments held for sale      -        (8,479)       (4,077)            -
  Proceeds from sale of investments
    held for sale                              26      7,778            23            1,565
  Purchase of property and equipment         (640)      (113)         -                -
  Purchase of subsidiary, net of
    acquired cash of $589                    (184)    (2,617)         -                -
  Minority interest                            29         12          -                -
                                          -------    -------       -------         --------
          Net cash provided by
            (used in) investing
            activities                       (769)    (3,773)       (4,054)           1,565
                                          -------    -------       -------         --------

Cash flows from financing activities:
  Net borrowings (payments) under
    line of credit                            996       (479)         -                -
  Borrowings under term notes               2,500       -             -                -
  Principal debt payments                    (260)       (12)         -                -
  Purchase of treasury stock                  (11)      (143)           (1)              (2)
  Decrease in amounts due
    from (to) subsidiary                     -          -             -                 (40)
                                          -------    -------       -------         --------
          Net cash provided by
            (used in) financing
            activities                      3,225       (634)           (1)             (42)
                                          -------    -------       -------         --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            176     (5,820)       (4,377)           3,775

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          12      5,832        10,209            6,434
                                          -------    -------       -------         --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $   188    $    12       $ 5,832         $ 10,209
                                          =======    =======       =======         ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                              $   690    $   137       $  -            $   -
                                          =======    =======       =======         ========
    Income taxes                          $  (216)   $   (72)      $   (24)        $    240
                                          =======    =======       =======         ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 JUNE 30, 1995
                                 -------------


1.   Basis of Presentation and Nature of Business:
     --------------------------------------------

     The Aristotle Corporation ("Aristotle" or the "Company"), prior to October 2, 1992, was the holding company of First Constitution Bank (the "Bank"), a thrift institution. On October 2, 1992, the Federal Deposit Insurance Corporation (the "FDIC") was appointed by the Connecticut Superior Court - District of New Haven as receiver of the Bank. Upon transfer of the Bank to receivership, Aristotle wrote off its investment in the Bank of $25,400,000. The banking operations are presented in the accompanying financial statements as discontinued operations.

     Effective June 30, 1993, Aristotle changed its fiscal year end from December 31 to June 30.

     On April 11, 1994, Aristotle, through a newly created subsidiary Aristotle Sub., Inc. ("ASI"), acquired (the "Acquisition") 97.78% of the outstanding common stock of The Strouse, Adler Company ("Strouse"). Strouse designs, manufactures and markets women's intimate apparel. The Acquisition was accounted for as a purchase.

     Total acquisition cost to date is $5,990,000 (including expenses of the Acquisition of $610,000) of which: (i) $2,454,000 represents the issuance of 122,691 shares of 8.9% Series A, 61,345 shares of 8.9% Series B and 61,345 shares of 8.9% Series C preferred stock of ASI (collectively referred to herein as the "ASI Preferred Stock"), valued at its redemption value of $10 per share; (ii) $125,000 represents the value of 25,000 common shares of ASI issued at the Acquisition (the "ASI Common Stock"); (iii) $2,617,000 is cash paid at date of acquisition; and (iv) $184,000 represents the August 31, 1994 Additional EBIT Consideration (see below). The excess of cost over the fair value of net assets acquired amounts to $1,946,000, which is being amortized over forty years. The fair value of assets purchased and liabilities assumed amounted to $14,934,000 and $10,890,000, respectively.

     The operating results of Strouse are included in the consolidated financial statements since the date of the Acquisition.

     Operating results for the year ended June 30, 1994 and 1993 on a pro forma basis as though Strouse was acquired as of July 1, 1992 are:

                                                    (Dollars in Thousands
                                                      except share data)
                                                            June 30,
                                                    ---------------------
                                                     1994             1993
                                                     ----             ----
                                                          (Unaudited)
        Net sales                                  $18,267          $14,966
        Net loss                                      (132)          (4,364)
        Net loss per share                         $  (.12)         $ (3.89)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated as of the above dates, nor are they necessarily indicative of the future operating results. The pro forma adjustments include amortization of intangibles, decreased interest income and expense, minority share and preferred dividend costs and related income tax effects of the Acquisition.

     The Acquisition agreements (the "Acquisition Agreements") provide that the former stockholders of Strouse (the "Strouse Stockholders") may receive additional consideration (the "Additional EBIT Consideration"), the amount of which will be based upon the earnings before interest and income tax ("EBIT") of Strouse, calculated on an August 31 fiscal year through August 31, 1996, with the maximum amount of such consideration not to exceed $1,854,000. The EBIT target will be increased by an amount equal to one-half of the aggregate management bonuses paid pursuant to certain Employment Agreements with some of the Strouse Stockholders (see Note 5). Of each years Additional EBIT Consideration, if any, 80% will be paid in cash and 20% will be paid in ASI Common Stock. The ASI Common Stock issued as Additional EBIT Consideration is convertible into Common Stock of Aristotle (the "Aristotle Common Stock").

     Additional EBIT Consideration of $184,000 was paid to the Strouse Stockholders for the fiscal period ended August 31, 1994. In accordance with the Acquisition Agreements, $147,270 of the Additional EBIT Consideration was paid in cash and $36,817 was paid through the issuance of 8,424 shares of ASI Common Stock. No Additional EBIT Consideration has been recognized for this fiscal period ended August 31, 1995 as the EBIT target is not expected to be met based on EBIT earned through June 30, 1995.

     The 25,000 shares of ASI Common Stock issued at the date of Acquisition to the Strouse Stockholders pursuant to the Acquisition represented 2.22% of the outstanding ASI Common Stock. The Strouse Stockholders also received options (the "ASI Options") to purchase 25,000 additional shares of ASI Common Stock at $5.45 per share. The ASI Common Stock exercisable pursuant to the ASI Options represented an additional 2.13% of the outstanding ASI Common Stock at date of Acquisition, if exercised. After recognition of the fiscal 1994 Additional EBIT Consideration, and the bonuses paid pursuant to the Employment Agreements (see Note 5), the Strouse Stockholders hold 33,424 shares of ASI Common Stock (2.95% of the outstanding shares of ASI Common Stock as of June 30, 1995) and ASI Options to purchase 35,208 shares of ASI Common Stock (an additional 3.10% of the outstanding shares of ASI Common Stock, if exercised, as of June 30, 1995).

     The ASI Preferred Stock has a liquidation preference of $2,454,000 in the aggregate, or $10 per share. Dividends at the rate of 8.9% per annum are payable on the ASI Preferred Stock until the later of: (i) the dates on which the Put Right (as defined below) commences (between April 11, 1996 and April 11, 2001); and (ii) the first date upon which Aristotle has sufficient audited financial statements in order to satisfy the requirements for filing a registration statement under the federal securities laws pursuant to which the shares of Aristotle's Common Stock issued to the Strouse Stockholders can be registered for sale. Aristotle received an independent auditors' report containing a disclaimer of opinion on the 1992 financial statements from a predecessor auditor relating to uncertainties associated with its former banking activities, which may preclude such registration from taking place before June 30, 1996. Aristotle is obligated to pay the costs of such registration under the Acquisition Agreements. The ASI Preferred Stock is redeemable by ASI.

     Aristotle has issued to the Strouse Stockholders warrants (the "Warrants") that permit the holders of the Warrants to exchange their ASI Preferred Stock and/or ASI Common Stock for Aristotle Common Stock. After recognition of the fiscal 1994 Additional EBIT Consideration and the bonuses paid pursuant to the Employment Agreements (see Note 5), the Strouse Stockholders hold warrants that entitle them to purchase 383,223 shares of Aristotle Common Stock, which, if exercised, would represent 25.7% of the outstanding Aristotle Common Stock as of June 30, 1995. If the Strouse Stockholders do not exercise their Warrants and exchange their ASI Preferred Stock for Aristotle Common Stock, they have the right to put such shares of ASI Preferred Stock back to Aristotle (the "Put Right") for $2,454,000, plus any accrued and unpaid dividends, beginning April 11, 1996. The Put Right during the period from April 11, 1996 to April 10, 1997 is limited to $700,000. Such $700,000 is in marketable securities, is held in escrow to protect against various contingencies, may be available to fund the Put Right and is contained within marketable securities held in escrow at market value in the accompanying consolidated balance sheet.

     In connection with the Acquisition, Aristotle also issued 270,379 shares of voting preferred stock, which shares will not have the right to receive dividends and will not share in the proceeds from any liquidation of the assets of Aristotle (the "Aristotle Preferred Stock"). The Aristotle Preferred Stock has one vote per share or aggregate voting power of 19.65% of all of the issued and outstanding capital stock of Aristotle, with respect to matters other than the election of directors and auditors.

     As a condition to the exercise of any Warrant, the exercise of the Put Right, or the redemption of the ASI Preferred Stock, the Strouse Stockholders must redeem the Aristotle Preferred Stock for $.001 per share. The Aristotle Preferred Stock will automatically be redeemed, for $.001 per share, at various dates beginning on and after April 11, 1999, or upon the cessation of the voting rights of the Aristotle Preferred Stock.

     The Acquisition Agreements provide for loans from the Company at 8.9% interest to the Strouse Stockholders aggregating $707,000, of which $354,000 was outstanding at June 30, 1995 and 1994. The Acquisition Agreements also provide that the Strouse Stockholders have the right to require a partial unwinding (the "Partial Unwinding") of the Acquisition if the net worth of Aristotle, as defined in the Acquisition Agreements, falls below $1,000,000 during a five-year period subsequent to April 11, 1994. A Partial Unwinding would result in the return by ASI to the Strouse Stockholders of 59% of the outstanding common stock of Strouse in exchange for an amount of ASI Preferred Stock, Aristotle Common Stock and cash that, taken together, have the aggregate value of $2,100,000.

     If, after April 11, 1994, an Acceleration Event occurs, then the Strouse Stockholders may require that ASI immediately repurchase the ASI Preferred Stock or immediately exchange the ASI Preferred Stock for Aristotle Common Stock, and require that the Additional EBIT Consideration be immediately paid in cash. An "Acceleration Event" includes the sale of all of the stock or assets of Strouse, ASI or Aristotle; a merger or reorganization involving Strouse, ASI or Aristotle in which Strouse, ASI or Aristotle is not the survivor; the bankruptcy or insolvency of Strouse, ASI or Aristotle; or the breach by Strouse, ASI or Aristotle of certain obligations to the Strouse Stockholders.

     Pursuant to the Acquisition Agreements, ASI and Strouse are bound by certain standstill provisions until approximately April 11, 1999, including, without limitation, limitations on the payment of dividends, the incurring of certain indebtedness, the granting of any lien, the issuance of securities, and the amendment of their certificates of incorporation and bylaws.


2.   Significant Accounting Policies and Other Matters:
     -------------------------------------------------

     Principle of consolidation -
     --------------------------

     The consolidated financial statements include the accounts of Aristotle and its majority owed subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and cash equivalents -
     -------------------------

     Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

     Inventories -
     -----------

     Inventories are valued at the lower of cost, using the last-in, first-out method (LIFO), or market.

     As a result of the application of purchase accounting in 1994, the financial accounting basis of the Company's inventories changed, while the basis for federal income tax reporting purposes did not. Accordingly, as of June 30, 1995, the LIFO inventories reflected in the accompanying consolidated balance sheet are stated at an amount $2,031,000 greater than LIFO inventories reported for federal income tax purposes.

     At June 30, 1995, the LIFO inventories reflected in the accompanying consolidated balance sheets are $1,207,000 greater than current costs.

     At June 30, 1995 and 1994, inventories consisted of the following (in thousands):

                                                   1995               1994
                                                   ----               ----
        Raw materials                            $ 2,600            $ 2,628
        Work-in-process                            4,503              2,387
        Finished goods                             3,472              5,056
                                                 -------            -------
                                                  10,575             10,071
        LIFO reserve                               1,207               -
                                                 -------            -------
                                                 $11,782            $10,071
                                                 =======            =======

     Property and equipment -
     ----------------------

     Property and equipment are recorded at cost and are depreciated or amortized, using the straight-line method, over their estimated useful life of five to ten years.

     At June 30, 1995 and 1994, property and equipment consisted of the following (in thousands):

                                                   1995                1994
                                                   ----                ----
        Machinery and equipment                   $1,002               $561
        Furniture and fixtures                        42                 10
        Leasehold improvements                       213                 46
        Equipment under capital lease                600                 -
                                                  ------               ----
                                                   1,857                617

        Less accumulated depreciation and
         amortization                               (340)               (36)
                                                  ------               ----
                                                  $1,517               $581
                                                  ======               ====

     Expenditures for repairs and maintenance are charged against income as incurred. Renewals and betterments are capitalized.

     Goodwill -
     --------

     The excess of cost over the fair value of net tangible and identifiable intangible assets acquired results from the Acquisition and is being amortized using the straight-line method over 40 years.

     The Company will continually evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.

     Earnings (loss) per share -
     -------------------------

     Earnings (loss) per share is computed using the weighted average common shares after giving retroactive effect to the 10 to 1 reverse stock split (effected in May 1994) for all years presented. Fully diluted earnings
     (loss) per share is not presented since its effect is anti-dilutive.

     Revenue recognition -
     -------------------

     The Company recognizes revenue as the product is shipped.

     Co-op advertising -
     -----------------

     The Company grants customers a co-op advertising credit relating to qualified advertising and promotional costs incurred by the customer in promoting the Company's products. These credits are recognized in the Company's consolidated financial statements as the advertising costs are incurred.

     Restructuring charges -
     ---------------------

     In 1995, the Company recognized a $219,000 restructuring charge related to curtailing certain manufacturing operations at the New Haven facility and the termination of employees.

     Principal supplier -
     ------------------

     In 1995, approximately 85% of the Company's products were manufactured and sewn in the Caribbean, with approximately 60% of the Company's products assembled in Santo Domingo, Dominican Republic.

     Concentration of credit risk -
     ----------------------------

     Substantially all of the Company's accounts receivable reflected in the accompanying consolidated balance sheets are from a diverse group of retailers. Net sales to two customers accounted for approximately 14% and 11% of total sales in 1995 and one customer accounted for approximately 11 % of total net sales for fiscal 1994.

     Investments in debt and equity securities -
     -----------------------------------------

     During 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires that, except for debt securities classified as "held-to-maturity securities", investments in debt and equity securities be reported at fair value. Implementation did not have a material effect on the financial results of the Company.

     Disclosures about fair value of financial instruments -
     -----------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash, accounts receivable, employee notes receivable, payables, and
        -------------------------------------------------------------------
        accrued expenses -
        ----------------

        For these short-term account balances, the carrying amount is a reasonable estimate of fair value.

        Notes payable and long-term debt -
        --------------------------------

        The carrying amount is a reasonable estimate of fair value as the debt is frequently repriced based on prime, and there has been no significant change in credit risks and interest rates since the financing was obtained or repriced.

        Estimated liability for potential tax refund claim -
        --------------------------------------------------

        It is not practical to determine a fair value of this liability.

     Reclassifications -
     -----------------

     Certain reclassifications have been made to the 1994 financial statements to make them consistent with the 1995 presentation.

3.   Marketable Securities Held in Escrow:
     ------------------------------------

     To enable the Strouse Stockholders to effectuate the Partial Unwinding, and to secure the obligations of the Company to pay dividends on the ASI Preferred Stock, to repurchase the ASI Preferred Stock if the Strouse Stockholders exercise their Put Rights and to pay the Additional EBIT Consideration to the Strouse Stockholders, the Company pledged 59% of the outstanding common stock of Strouse and cash collateral in the amount of $700,000 to the Strouse Stockholders (See Note 1). Strouse also granted to the Strouse Stockholders a security interest in all of its assets to secure such obligations.

     Under an agreement with the Office of Thrift Supervision (the "OTS"), the Company placed $3,982,000 (the "Principal Amount") in an escrow account (the "OTS Escrow") that was established to provide a vehicle to pay possible amounts arising from disputed tax refunds based on a tax sharing agreement between Aristotle and the Bank. The Company may withdraw all interest and dividend income earned on the Principal Amount. The potential amount of the full loss was provided for in 1993 and the matter is being contested. In addition, the Company and the FDIC have agreed that certain future refunds, including a refund for approximately $1,300,000, will also be deposited in a separate escrow account. The Company may not withdraw interest and dividend income on the future refunds placed in the second escrow account.

     The funds relating to the above mentioned escrow arrangements are invested in U.S. Treasuries and high-grade corporate debentures which mature at various dates through 1998. These securities have been classified as available for sale and an unrealized holding gain (loss) of approximately $6,000 and ($64,000) is recorded as a component of stockholders' equity as of June 30, 1995 and 1994, respectively. As these securities mature, the proceeds will be invested in United States Treasury Notes with a maturity of not more than 120 days.

     Investment securities available for sale relating to the above escrow arrangements are summarized as follows (dollars in thousands):

                                                June 30, 1995
                                           -----------------------
                                                                        Gross
                                           Amortized    Unrealized      Market
                                             Cost         Gains         Value
                                             ----         -----         -----
     Company obligations:
       U.S. Treasuries maturing
         in 1 to 5 years                    $  171         $ -          $  171
       Corporate debt maturing
         in 1 to 5 years                       157           -             157
       Cash equivalents and
         interest receivable                   372           -             372
                                            ------         ----         ------
                                               700           -             700
                                            ------         ----         ------

     OTS Escrow:
       U.S. Treasuries maturing
         in 1 to 5 years                     1,804            6          1,810
       Corporate debt maturing
         in 1 to 5 years                     2,029           -           2,029
       Cash equivalents and
         interest receivable                   143           -             143
                                            ------         ----         ------
                                             3,976            6          3,982
                                            ------         ----         ------
           Total                            $4,676         $  6         $4,682
                                            ======         ====         ======

                                                June 30, 1994
                                           -----------------------
                                                                        Gross
                                           Amortized    Unrealized      Market
                                             Cost         Gains         Value
                                             ----         -----         -----
     Company obligations:
       U.S. Treasuries maturing
         in 1 to 5 years                    $  355         $ (6)        $  349
       Corporate debt maturing
         in 1 to 5 years                       347           (4)           343
                                            ------         ----         ------
                                               702          (10)           692
                                            ------         ----         ------
     OTS Escrow re:  tax claim:
       U.S. Treasuries maturing
         in 1 to 5 years                     1,838          (20)         1,818
       Corporate debt maturing
         in 1 to 5 years                     2,162          (34)         2,128
                                            ------         ----         ------
                                             4,000          (54)         3,946
                                            ------         ----         ------
           Total                            $4,702         $(64)        $4,638
                                            ======         ====         ======

4.   Notes Payable and Long-Term Debt:
     --------------------------------

     Notes payable and long-term debt at June 30, 1995 and 1994, consisted of the following (in thousands):

                                                             1995        1994
                                                             ----        ----
        Borrowings under a bank line of credit              $ 7,687     $6,691

        Term notes payable to a bank                          2,389       -

        Note payable to a bank, due in
          monthly principal installments of
          $3,750 plus interest through
          January 1999, bearing interest at
          7.25%, collateralized by substantially
          all of the assets of the Company                      161        206

        Note payable bearing interest at
          6% with interest only payable monthly
          through April 1997, thereafter
          monthly installments of $2,114
          including interest and principal through
          April 2001, collateralized by
          substantially all of the assets of
          the Company                                            90         90

        Capital lease obligation                                495       -
                                                            -------     ------
              Total                                          10,822      6,987
        Less current maturities                                 548      6,736
                                                            -------     ------
                                                            $10,274     $  251
                                                            =======     ======

     Line of credit and term notes -
     -----------------------------

     On November 9, 1994, Strouse entered into a three-year agreement (the Bank Agreement) which established a line-of-credit facility and two term loan facilities. The Bank Agreement matures on October 31, 1997.

     The line-of-credit facility provides for maximum borrowings of $8,500,000 in the first year, $11,000,000 in the second year, and $13,000,000 in the third year. Primary borrowings under the line-of-credit are limited to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible raw materials, 50% of eligible finished goods, and 20% of eligible work-in-process or (ii) $5 million in the first year, $6 million in the second year, and $7 million in the third year. In addition to the primary borrowings, the bank agreement permits advances to exceed the formula amounts (the seasonal "Overadvance") by up to $500,000 in the first year, $1,000,000 in the second year and $1,500,000 in the third year (so long as the total line-of-credit is not more than the maximum borrowings allowed and the Overadvance reduces to zero at each fiscal year end). At June 30, 1995, additional borrowings of approximately $590,000 were available under the line-of-credit facility.

     The interest rate on the line-of-credit is fixed at 8.3% for the first $3,500,000 million and varies at prime plus .25 for the remaining balance.

     The term notes are a $2,500,000 facility which has an interest rate fixed at 8.55% and a $225,000 facility which has an interest rate fixed at 7.25%. The term loan facilities have a three year term and require principal payments to reduce the amount outstanding based on a 15 year amortization for the $2,500,000 facility and a 5 year amortization for the $225,000 facility.

     The Bank Agreement also provides that (i) a currently existing $500,000 subordinated loan from Aristotle to Strouse may be repaid after June 30, 1995 if certain covenants are achieved, and (ii) Strouse may pay dividends up to an aggregate of $500,000 per year to Aristotle if certain covenants are achieved.

     Strouse must maintain certain financial ratios in connection with these loans. These covenants, which use the first-in, first-out (FIFO) inventory costing method, require that the Company maintain (a) a net worth, as defined, of $3,750,000 at June 30, 1995 increasing thereafter to $5,000,000 by June 30, 1997, (b) a debt service ratio, as defined, of 1.5 to 1.0 at June 30, 1995 increasing to 1.75 at June 30, 1996 and thereafter, (c) a debt to net worth ratio, as defined, of 3.5 to 1.0 at June 30, 1995 decreasing to 3.0 to 1.0 by June 30, 1997 and (d) an inventory turnover ratio, as defined, of 1.5 to 1.0. At June 30, 1995 the Company was not in compliance with certain of these covenants, for which the bank has waived noncompliance.

     Borrowings under the Bank Agreement are collateralized by substantially all of the assets of Strouse. In addition, Aristotle has provided a guarantee against the Overadvances.

     On October 6, 1995, the Company and its bank executed a letter of intent (the "Letter of Intent") pursuant to which they agreed in principle to a modification of certain terms of the Bank Agreement (the "Amended Bank Agreement").

     Pursuant to such Letter of Intent, the bank and the Company have agreed (i) to modify the maturity of the Bank Agreement to October 31, 1996; (ii) to provide for maximum borrowings of $8,750,000 under the line-of-credit;
     (iii) to reduce the maximum amount that the bank will advance against eligible inventory, as defined, to $5,000,000; (iv) to reduce the amount of Overadvances that are available to $1,000,000 through December 31, 1995, and to $500,000 at all times thereafter; (v) to adjust the interest rate on the line-of-credit to 1.0% over the bank's prime rate, or 3.0% over LIBOR;
     (vi) to require that the Company and ASI unconditionally guarantee the $2,500,000 term loan; and (vii) to prohibit Strouse from paying any dividends up to the Company without the prior consent of the bank.

     The Amended Bank Agreement also requires that the Company use certain proceeds, if any, resulting from the release of amounts from the OTS Escrow (see Note 3) to prepay up to one half of all amounts outstanding under the term notes, with such prepayment not to exceed $500,000. The utilization of any such proceeds in excess of the prepayment is also limited until such time as the term loans are paid in full.

     In addition, the Amended Bank Agreement provides for revised financial covenants to require (i) a net worth, as defined, of $3,100,000 through December 31, 1995 and increasing thereafter to $3,700,000 as of June 30, 1996; (ii) a debt service ratio, as defined, of 1.4 to 1.0 at June 30, 1996; (iii) a debt to net worth ratio, as defined, of 4.25 to 1.0 through March 30, 1996 and decreasing thereafter to 3.75 to 1.0 as of June 30, 1996; (iv) an interest coverage ratio, as defined, of 1.5 to 1.0 through March 31, 1996 and increasing thereafter to 1.75 to 1.0 and (v) a capital expenditure limitation, as defined, of $450,000 for fiscal year 1996.


     Capital lease obligation -
     ------------------------

     Strouse has entered into a capital lease obligation with one of their principal suppliers to lease the supplier's land, building, machinery and equipment. Under the terms of the lease, Strouse makes quarterly payments of $81,250, $87,500, and $93,750, for principal, interest and executor costs, for calendar years 1995, 1996 and 1997, respectively. The imputed interest rate on the obligation is 9.0% per annum. Included in the accompanying consolidated balance sheet is $600,000 of land, building and equipment under capital lease, net of accumulated depreciation of $39,000, resulting from this lease commitment.

     In connection with this lease, Strouse has the option to purchase the land, building, machinery and equipment for $700,000.

     Aggregate maturities of all long-term debt and notes payable for each of the succeeding five years subsequent to June 30, 1995 and thereafter are as follows (in thousands):

          Year Ending
           June 30,                                               Amount
           --------                                               ------
             1996                                                $   548
             1997                                                    428
             1998                                                  9,760
             1999                                                     48
             2000                                                     24
             Thereafter                                               14
                                                                 -------
             Total                                               $10,822
                                                                 =======


5.   Commitments and Contingencies:
     -----------------------------

     Lease commitments -
     -----------------

     Strouse is the lessee of space in its New Haven facility from a related party. The agreement provides that the Company will pay for its prorated portion of operating expenses associated with the building. As of June 30, 1995, Strouse owed the related party $27,000 related to this lease which is included in accrued liabilities in the accompanying 1995 consolidated balance sheet. In addition, Strouse leases showroom space in New York City and Aristotle leases an administrative office in New

     Haven. Rent expense under these operating leases amounted to approximately $474,000 for the year ended June 30, 1995 and $118,000 for the period from the Acquisition to June 30, 1994. Rent expense for years prior to 1994 was not significant.

     At June 30, 1995, approximate future minimum payments including current escalations for operating expenses under these operating leases are as follows (in thousands):

          Year Ending
           June 30,                                               Amount
           --------                                               ------
             1996                                                  $487
             1997                                                   498
             1998                                                   523
             1999                                                   549
             2000                                                   288

     Guarantee -
     ---------

     Strouse has guaranteed annuity payments to the participants of a terminated Company pension plan. The payments are currently being satisfied under an annuity contract with an insurance company.

     Contingencies -
     -------------

     During 1990, two separate purported stockholder class action suits were filed against the Company and were subsequently filed as a consolidated complaint. The complaint alleges, among other things, that the Company, a former director and certain former officers acted to inflate the price of the Company's common stock by issuing materially false and misleading statements or omissions. Management believes that the aggregate liabilities, if any, net of insurance coverage, arising from such actions will not have a material adverse effect on the results of operations or financial position of the Company. An insurance claim for recoverable legal fees of $576,000 is included in other current assets in 1995 and 1994.

     The Company is aware that the FDIC is preparing claims against former officers and directors of the Bank based on alleged negligence in approving certain loans that the Bank made and subsequently lost money on when the borrowers defaulted. Under Delaware law and under the Company's bylaws, the Company may have an obligation to indemnify these officers and directors for expenses and liabilities incurred by them in connection with any action the FDIC may bring to enforce its claims. Due to the fact that the FDIC has not yet defined its claims with precision, and given the uncertainties of litigation, the Company is unable to determine what the outcome of these claims will have on the financial condition of the Company. Any potential loss from those indemnifications has not been accrued for.

     On April 19, 1995, the FDIC filed a complaint claiming entitlement to income tax refunds previously received and yet to be received by the Company. Although the Company believes that the FDIC is not entitled to the entire amount of the refunds or to damages for the Company's refusal to pay the refunds to the Bank or to the FDIC, the Company established a reserve of $3,982,000 which was reflected in income tax expense during the six months ended June 30, 1993. Currently, amounts equal to the $3,982,000 of refunds that have been received by the Company have been deposited in an escrow account. The Company and the FDIC have agreed that certain future refunds, including a refund of approximately $1,300,000, will also be deposited in a separate escrow account. (See Note 3).

     Other commitments -
     -----------------

     The Company has entered into five-year employment agreements (the "Employment Agreements") with four officers. In addition to providing for base salaries, the Employment Agreements provide for (a) 6% annual increases if certain levels of EBIT are achieved, and (b) an annual cash bonus and the annual grant of stock options to purchase ASI Common Stock, if certain other levels of EBIT are achieved. The minimum level of EBIT required in order for such employees to receive the bonus and stock options under the Employment Agreements for the one-year period ended August 31, 1995 is $2,022,000. The annual bonus increases proportionately from 20% of salary for achieving the minimum level of EBIT to 100% of salary for achieving EBIT of more than double the minimum level of EBIT. The annual stock options increase proportionately from 10,000 shares of ASI Common Stock for achieving the minimum level of EBIT to 20,000 shares for achieving EBIT of more than double the minimum level of EBIT. The stock options will be exercisable at the market price on the date that they are granted. The number of stock options granted to each employee will be based on the amount of his or her salary in relation to the amounts of the salaries of the other employees who are parties to such Employment Agreements. During 1994, approximately $93,000 of bonuses were accrued of which approximately $75,000 was recorded in the Acquisition discussed in
     Note 1. In conjunction therewith, the Strouse Stockholders were issued options to purchase 10,208 shares of ASI Common Stock. There is no similar bonus accrued for as of June 30, 1995 as management does not expect to meet the EBIT target.


6.   Stockholders' Equity:
     --------------------

     In April 1994, Aristotle's stockholders and board of directors approved an amendment to Aristotle's certificate of incorporation which, among other things: (i) decreased the number of authorized shares of Aristotle's common stock from 20,000,000 shares to 3,000,000 shares; (ii) provided for a ten to one reverse stock split of Aristotle's common stock and (iii) reduced the par value of the Aristotle common stock and Aristotle preferred stock from $1.00 per share to $.01 per share.

     The Company had the following common, treasury and preferred stock issued and outstanding at June 30, 1995 and 1994:

                                                       Redeemable
                                            Common     Preferred     Treasury
                                            Stock        Stock        Stock
                                            -----        -----        ----
     Outstanding, January 1, 1992        11,058,019        -           101,500

     Purchase of treasury stock                -           -             7,869
                                        -----------    --------       --------
     Outstanding, December 31, 1992      11,058,019        -           109,369

     Issuance of treasury stock
       to directors                            -           -           (45,118)

     Purchase of treasury stock                -           -             3,816
                                        -----------    --------       --------
     Outstanding, June 30, 1993          11,058,019        -            68,067

     Issuance of treasury stock
       to directors                            -           -           (67,172)

     Purchases of treasury stock               -           -           215,200

     Issuance of preferred stock
       in connection with the
       Acquisition (Note 1)                    -        270,379           -

     Ten to one reverse stock split      (9,952,218)       -          (194,485)
                                        -----------    --------       --------
     Outstanding, June 30, 1994           1,105,801     270,379         21,610

     Issuance of treasury stock
       to directors                            -           -            (5,417)

     Redemption of fractional shares           -           -             2,075
                                        -----------    --------       --------
     Outstanding, June 30, 1995           1,105,801     270,379         18,268
                                        ===========    ========       ========

     Aristotle common shares reserved for future issuance consist of the following:

                                                          1995        1994
                                                          ----        ----
          Conversion of ASI Preferred Stock             314,591     314,591
          Conversion of ASI Common Stock                 33,424      25,000
          Exercise of ASI Options                        35,208      25,000
          Exercise of stock options granted
            under the Plan (Note 8)                      65,037      60,537
          Options remaining to be granted
            under the Plan (Note 8)                      41,453      45,953
                                                        -------     -------
              Total                                     489,713     471,081
                                                        =======     =======

7.   Income Taxes:
     ------------

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

     At June 30, 1995 and 1994, the principal components of deferred tax assets, liabilities and the valuation allowance are as follows (in thousands):

                                                                  1995
                                                     --------------------------------
                                                     Current Asset    Long-term Asset
                                                      (Liability)       (Liability)
                                                     -------------    ---------------
     Federal net operating loss carryforwards             $ 250          $    440
     Federal capital loss carryforwards                     -               1,648
     State of Connecticut net operating loss
       carryforwards                                        -                 580
     State of Connecticut capital loss
       carryforwards                                        -               1,133
     Inventory purchase accounting basis
       difference                                          (812)              -
     Patents and trademarks purchase
       accounting basis difference                          -                 (35)
     Other                                                  191               152
                                                          -----          --------
                                                           (371)            3,918

     Valuation allowance                                   (354)           (3,193)
                                                          -----          --------
                                                          $(725)         $    725
                                                          =====          ========

                                                                  1994
                                                     --------------------------------
                                                     Current Asset    Long-term Asset
                                                      (Liability)       (Liability)
                                                     -------------    ---------------
     Federal net operating loss carryforwards             $ -             $   588
     Federal capital loss carryforwards                     -               1,648
     State of Connecticut net operating loss
       carryforwards                                        -                 545
     State of Connecticut capital loss
       carryforwards                                        -               1,133
     Inventory purchase accounting basis
       difference                                          (830)              -
     Patents and trademarks purchase
       accounting basis difference                          -                 (36)
     Other                                                  221               -
                                                          -----           -------
                                                           (609)            3,878

     Valuation allowance                                   (191)           (2,977)
                                                          -----           -------
                                                          $(800)          $   901
                                                          =====           =======

     Charges (benefits) for income taxes are comprised of the following:

                                              (Dollars in Thousands)
                                --------------------------------------------------
                                                                          Twelve
                             Twelve Months Ended   Six Months Ended    Months Ended
                             -------------------   ----------------
                                   June 30,            June 30,        December 31,
                                   --------
                             1995          1994          1993              1992
                             ----          ----          ----              ----
        Current:
          Federal            $ -           $ 21         $4,287           $(1,412)
          State               25            (41)          -                  (69)
                             ---           ----         ------           -------
                             $25           $(20)        $4,287           $(1,481)
                             ===           ====         ======           =======

     The 1995 tax provision relates principally to minimum state and franchise taxes as the statutory tax benefit has been fully offset by an increase in the valuation allowance. The 1994 tax benefit relates principally to a state tax refund of $86,000, a federal built in gains tax of $21,000 for a LIFO decrement occurring subsequent to the business s combination discussed in Note 1 and state taxes of $31,000.

     At June 30, 1995, the Company had Federal net operating loss carryforwards of approximately $2,000,000 (expiring by 2010) and capital loss carryforward of approximately $4,800,000 (expiring by 1999). In addition, for the tax return filed for the year ended December 31, 1992, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April 1992. The elections will enable the Company to disaffiliate from the Bank for federal income tax purposes and to reattribute certain losses of the Bank to the Company. As a result of these elections, the Company expects to succeed to Federal net operating loss carryforwards of approximately $81,600,000. These carryforwards may be reduced by the amounts of assistance given the acquirer of the assets and liabilities of the Bank.

     The application of tax law with respect to the Company's election to disaffiliate from the Bank and to reattribute bank tax losses to the Company is not certain and the Company can make no assurance that any part of the net operating loss carryforwards of the Bank will be available to be utilized by the Company. Even if the Company succeeds to any part of the Bank's tax loss carryforwards, its ability to fully utilize such tax loss carryforwards is dependent upon many factors including, (1) the acquisition by the Company of profitable investments, and (2) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company would be significantly reduced or eliminated. At a special stockholders meeting held on April 8, 1994 the stockholders voted to restrict certain stockholder transfers.

     For state tax purposes, the election to reattribute the losses of the Bank to the Company is not applicable and it is unlikely that the Company will obtain a Connecticut tax loss carryforward as a result of its disposition of the Bank. Excluding any state tax benefit from disposition of the Bank, Connecticut net operating loss carryforwards and capital loss carryforwards are approximately $5,000,000 and $9,800,000, respectively, and expire from 1995 through 1999.

8.   Stock Option Plan and Profit Sharing Plan:
     -----------------------------------------

     The Company established a Stock Option Plan (the "Plan") in 1986, which provides for the granting of nonincentive and incentive stock options to directors and officers of the Company for the purchase of Aristotle common stock. Nonincentive stock options and certain incentive stock options granted under the Plan are generally exercisable after one year but within ten years as of the date of the grant. Additionally, certain nonincentive stock options granted under the Plan may be accompanied by stock appreciation rights ("SAR"). The granting of such stock options (SAR's) entitle the holder to surrender an option and receive cash equal to the increase in the fair market value of the common stock from the date of grant to the date of exercise.

     In 1990, the Board of Directors of the Company approved a Stock Option Exchange program that gave officers holding nonincentive and incentive stock options granted prior to 1990 the opportunity to voluntarily cancel their outstanding stock options ("Original Options") and receive in exchange new incentive stock options ("Exchange Options") on a one-for-four-basis (i.e., four Original Options exchange for one Exchange Option). The Original Options were exercisable at various prices, all at or exceeding $100.00 per share. The option exercise price of Exchange Options was 100% of the fair value of the Company's common stock on the date of grant, or $13.13 per share. All Exchange Options are exercisable six months after the date of grant and generally expire within five years of the date of grant. In 1990, 15,270 Original Options were exchanged for 3,818 Exchange Options.

     The activity for the Plan for each of the following periods as adjusted for the 10 to 1 reverse stock split in May 1994, is as follows:

                                    Twelve Months Ended            Twelve Months Ended
                                       June 30,1995                   June 30, 1994
                                  -----------------------        -----------------------
                                  Number of       Option         Number of       Option
                                   Shares         Price           Shares         Price
                                   ------         -----           ------         -----
     Options outstanding,
       beginning of period         60,537     $5.30-$150.00      58,141      $10.00-$150.00

     Options exercised               -             -               -               -

     Options granted                4,500         5.45            2,396          $5.30

     Options canceled or
       expired                       -             -               -               -
                                  -------                       -------
     Options outstanding,
       end of period               65,037     $5.30-$150.00      60,537      $ 5.30-$150.00
                                  =======                       =======

                                     Six Months Ended                Six Months Ended
                                       June 30, 1993                  June 30, 1992
                                  -----------------------        -----------------------
                                  Number of       Option         Number of       Option
                                   Shares         Price           Shares         Price
                                   ------         -----           ------         -----
     Options outstanding,
       beginning of period         39,641     $10.00-$150.00     89,901      $10.00-$151.13

     Options exercised               -              -              -               -

     Options granted               25,375        $10.00          12,396      $10.00-$ 11.25

     Options canceled or
       expired                      6,875     $10.00-$150.00     62,656      $10.00-$151.00
                                  -------                       -------
     Options outstanding,
       end of period               58,141     $10.00-$150.00     39,641      $10.00-$150.00
                                  =======                       =======

     Options for 38,031 shares were exercisable at June 30, 1995. At that date, there were options for 41,453 shares remaining to be granted under the Plan.

     Strouse has a deferred profit sharing plan (the "Profit Plan"). Under the Profit Plan, Strouse will match 25% of employee contributions not to exceed 4% of participants' annual compensation. Eligibility is based on attaining twenty-one years of age and completing one year of service, as defined within the Profit Plan. Strouse contributions will vest 20% in year 3 and an additional 20% per year thereafter until full vesting is achieved. Strouse contributions were approximately $35,000 for the year ended June 30, 1995 and $9,300 for the period from the Acquisition to June 30, 1994.


9.   Related Party Transactions:
     --------------------------

     During the years ended June 30, 1995, 1994 and the six-months ended June 30, 1993, the Company paid its directors $62,000, $76,000 and $48,000, respectively, in compensation for services as directors of the Company. Additionally, in 1995, 1994 and 1993, $30,000, $42,000 and $27,000,
     respectively, was paid in the form of shares of Aristotle common stock issued out of treasury stock.

     During the year ended December 31, 1992 and the six-month period ended June 30, 1993, certain costs, principally insurance and compensation, incurred by the Company were allocated to the Company from the Bank.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Board of Directors and Stockholders of The Aristotle Corporation:



We have audited in accordance with generally accepted auditing standards, the financial statements included in The Aristotle Corporation's Form 10-K, and have issued our report thereon dated September 1, 1995, except with respect to the matter discussed in Note 4, as to which the date was October 6, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            ARTHUR ANDERSEN LLP

New Haven, Connecticut
September 1, 1995

[LOGO OF RAE APPEARS HERE]


                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
The Aristotle Corporation
New Haven, Connecticut


        The audits referred to in our report dated August 26, 1994 included a Schedule of Valuation and Qualifying Accounts for the year ended June 30, 1994.

        In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.



Richard A. Eisner & Company, LLP

New York, New York
August 26, 1994

                                     F-24A

                                                                      SCHEDULE I

                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)

BALANCE SHEETS:
                                          JUNE 30, 1995          JUNE 30, 1994
                                          -------------          -------------
ASSETS
------
CURRENT ASSETS
  Cash                                        $  164                 $    7
  Other Current Assets                           523                    844
                                               -----                 ------
      Total Current Assets                       687                    851
                                               -----                 ------
INVESTMENT IN SUBSIDIARY                       2,844                  3,471
                                               -----                 ------
OTHER ASSETS
  Marketable Securities
   Held in Escrow at Market Value              4,682                  4,638
  Employee Notes Receivable                      354                    354
  Notes Receivable from Subsidiaries             989                  1,050
                                               -----                 ------
                                               6,025                  6,042
                                               -----                 ------
                                              $9,556                $10,364
                                               =====                 ======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accrued Expenses and Other Liabilities      $  578                 $  577
                                               -----                 ------
     Total Current Liabilities                   578                    577

ESTIMATED LIABILITY, tax refund claim          3,982                  3,982
                                               -----                 ------
     Total Liabilities                         4,560                  4,559
                                               -----                 ------

COMMITMENTS AND CONTINGENCIES                      -                      -

STOCKHOLDERS' EQUITY                           4,996                  5,805
                                               -----                 ------
                                              $9,556                $10,364
                                               =====                 ======

                                                                      SCHEDULE I
                                                                     (CONTINUED)
                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)

STATEMENTS OF OPERATIONS:
                                                            TWELVE MONTHS ENDED             SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                                    JUNE 30, 1995           JUNE 30, 1994     JUNE 30, 1993     DECEMBER 31, 1992
                                                    -------------           -------------     -------------     -----------------
INCOME
  Investment and Interest Income                       $  392                  $   343           $    174           $     844
  Other Expenses                                         (589)                  (1,016)              (651)                474
                                                       ------                    -----           --------           ---------
  Income (Loss) from Continuing Operations
   Before Provision for Income Tax and Equity
   in Undistributed Earnings of Subsidiary               (197)                    (673)              (477)              1,318

EQUITY IN UNDISTRIBUTED EARNINGS
 OF SUBSIDIARY                                           (626)                     253                  -                   -

INCOME TAX EXPENSE (BENEFIT)                               75                     (241)             4,287              (1,481)
                                                       ------                    -----           --------           ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS                                   (898)                    (179)            (4,764)              2,799

DISCONTINUED OPERATIONS
  Loss from Operations of Subsidiary
   Prior to Seizure                                         -                        -                  -             (34,280)
  Loss on Write-off of Subsidiary Upon
   Seizure                                                  -                        -                  -             (25,447)
                                                       ------                    -----           --------            --------
      Loss from Discontinued Operations                     -                        -                  -             (59,727)
                                                       ------                    -----           --------            --------
NET LOSS                                                ($898)                ($   179)           ($4,764)           ($56,928)
                                                       ======                 ========           ========           =========

                                                                      SCHEDULE I
                                                                     (CONTINUED)
                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)

STATEMENTS OF CASH FLOWS:
                                                          TWELVE MONTHS ENDED        SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                                      JUNE 30, 1995   JUNE 30, 1994    JUNE 30, 1993     DECEMBER 31, 1992
                                                      -------------   -------------    -------------     -----------------
OPERATING ACTIVITIES
 Net Loss                                                  ($898)       ($   179)           ($4,764)             ($56,928)
 Equity in Undistributed Earnings of Subsidiary              626            (253)                 -                     -
 (Gain) Loss on Sale of Investment Securities                  -              48                (11)                 (688)
 Write-down of Securities                                      -               -                 38                     -
 Issuance of Treasury Stock for Services                      30              42                  -                     -
 Loss from Discontinued Operations                             -               -                  -                59,727
 Reserve for FDIC Claim                                        -               -              4,287                     -
 Other                                                       384          (1,668)               128                   141
                                                          ------         -------           --------             ---------
 Total Cash Provided from (Used in)
  Operating Activities                                       142          (2,010)              (322)                2,252

INVESTING ACTIVITIES
 Increase in Notes Receivable from Employees                   -            (354)                 -                     -
 Proceeds from Sale of Investment Securities                  26           7,778                 23                 1,565
 Purchases of Investment Securities                            -          (8,479)            (4,077)                    -
 Purchase of Subsidiary, Net of Acquired Cash                  -          (2,617)                 -                     -
                                                          ------         -------           --------             ---------
 Total Cash Provided by (Used in)
  Investing Activities                                        26          (3,672)            (4,054)                1,565

FINANCING ACTIVITIES
 Purchase of Treasury Stock                                  (11)           (143)                (1)                   (2)
 Decrease in amounts due from/to Subsidiary                    -               -                  -                   (40)
                                                          ------         -------           --------             ---------
 Total Cash Used by Financing Activities                     (11)           (143)                (1)                  (42)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                         157          (5,825)            (4,377)                3,775

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                         7           5,832             10,209                 6,434
                                                          ------         -------           --------             ---------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                            $164         $     7             $5,832               $10,209
                                                          ======         =======           ========             =========

                                                                     SCHEDULE II

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                              VALUATION ACCOUNTS
                            (DOLLARS IN THOUSANDS)


_________________________________________________________________________________________________________________
         COLUMN A                    COLUMN B                    COLUMN C               COLUMN D      COLUMN E
-----------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                      ===============================
                                                           (1)             (2)
                                                    -------------------------------------
                                      Balance at       Charged to                                       Balance
                                     beginning of      costs and                         Deductions/    at end
         Description                    period         expenses       Other (A)          write-offs    of period
-----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1995
-------------------------------
Accounts Receivable Reserve              $108              -                 -               (8)         $100

Co-op Advertising Reserve                $ 69             84                 -              (82)         $ 71

Accounts Receivable - LT Reserve         $ 63             15                 -              (42)         $ 36


FISCAL YEAR ENDED JUNE 30, 1994
-------------------------------
Accounts Receivable Reserve              $  -              8               117              (17)         $108

Co-op Advertising Reserve                $  -            152                59             (142)         $ 69

Accounts Receivable - LT Reserve         $  -              5                58               -           $ 63

(A) Acquired through business combination

                                 EXHIBIT INDEX

Exhibit 4.4- Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc. filed August 30, 1995

Exhibit 10.3- Letter Agreement by and among The Aristotle Corporation, Aristotle Sub, Inc., Alfred Kniberg and David Howell dated June 27, 1995

Exhibit 10.15- Lease dated October 4, 1991 by and between The Strouse, Adler Company and New England Resources Limited Partnership

Exhibit 10.16- First Amendment to Lease dated April 11, 1994 by and between New England Resources Limited Partnership

Exhibit 10.17- Second Amendment to Lease dated December 14, 1994 by and between New England Resources Limited Partnership

Exhibit 10.18- First Amended and Restated Master Credit Agreement dated as of November 9, 1994 by and between The Strouse, Adler Company and Fleet Bank, National Association

Exhibit 10.19- Letter Agreement dated October 6, 1995 by and between The Strouse, Adler Company, The Aristotle Corporation, Aristotle Sub, Inc. and Fleet Bank, National Association

Exhibit 10.20- Option Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd.

Exhibit 10.21- Exclusive Subcontracting Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd.

Exhibit 10.22- Restrictive Covenant Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd., Maggie Manufacturing Company Ltd., Peter Blair Shalleck and Sandy Shalleck

Exhibit 10.23- Specific Performance Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, Peter Blair Shalleck and Sandy Shalleck

Exhibit 21.1- Subsidiaries of The Aristotle Corporation

Exhibit 27- Financial Data