Form 10-Q
period 1995-09-30
ARISTOTLE CORP
filed 1995-11-13
CIK 790071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from ______________ to __________________


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

               Yes   x        No
                   -----         -----


As of November 1, 1995, 1,104,590 shares of Common Stock were outstanding.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                       QUARTER ENDED SEPTEMBER 30, 1995

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial  Statements (Unaudited)

           Condensed Consolidated Balance Sheets at September 30, 1995
           and June 30, 1995                                                  3

           Condensed Consolidated Statements of Operations for the Three
           Months Ended September 30, 1995 and 1994                           4

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the Three Months Ended September 30, 1995               5

           Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended September 30, 1995 and 1994                           6

           Notes to Condensed Consolidated Financial Statements               7

  Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              9

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                  10

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (dollars in thousands, except for share data)

                                                                            September 30,      June 30,
                                                                                 1995            1995
                                                                                 ----            ----
      ASSETS
      ------
Current assets:
 Cash and cash equivalents                                                 $      153      $      188
 Accounts receivable, net of reserves of $151 and $171, respectively            3,448           4,498
 Inventories                                                                   11,718          11,782
 Other current assets                                                             853             867
                                                                           ----------      ----------
    Total current assets                                                       16,172          17,335
                                                                           ----------      ----------

Property and equipment, net                                                     1,514           1,517
                                                                           ----------      ----------

Other assets:
 Marketable securities held in escrow at market value                           4,682           4,682
 Employee notes receivable                                                        354             354
 Patents and trademarks, net                                                       85              88
 Goodwill, less amortization of $65 and $52, respectively                       1,881           1,894
 Deferred tax asset                                                               725             725
 Other noncurrent assets                                                          222             225
                                                                           ----------      ----------
                                                                                7,949           7,968
                                                                           ----------      ----------
     TOTAL                                                                 $   25,635      $   26,820
                                                                           ==========      ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
 Notes payable and current maturities of long-term debt                    $      383      $      548
 Accounts payable                                                               2,064           2,367
 Accrued expenses                                                               1,250           1,304
 Deferred tax liability                                                           725             725
                                                                           ----------      ----------
     Total current liabilities                                                  4,422           4,944
                                                                           ----------      ----------

Long-term debt, less current maturities                                         9,567          10,274
                                                                           ----------      ----------

Reserve for potential FDIC tax refund claim                                     3,982           3,982
                                                                           ----------      ----------

Minority interest in subsidiary's preferred stock                               2,454           2,454
                                                                           ----------      ----------

Minority interest in subsidiary's common stock                                    169             167
                                                                           ----------      ----------
Commitments and contingencies

Redeemable preferred stock, $.01 par value;
  3,000,000 shares authorized; 122,691 Series A,
  61,345 Series B, 61,345 Series C and 24,998 Series D
  issued and outstanding                                                            3               3
                                                                           ----------      ----------

Stockholders' equity:
 Common stock, $.01 par value; 3,000,000 shares
   authorized; 1,105,801 shares issued and outstanding                             11              11
 Additional paid-in capital                                                   159,843         159,843
 Retained earnings (deficit)                                               (  154,673)     (  154,713)
 Treasury stock at cost - 18,268 shares                                    (      151)     (      151)
 Net unrealized investment gains                                                    8               6
                                                                           ----------      ----------
     Total stockholders' equity                                                 5,038           4,996
                                                                           ----------      ----------

     TOTAL                                                                 $   25,635      $   26,820
                                                                           ==========      ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except for share data)

                                                Three Months
                                             Ended September 30,
                                           1995               1994
                                           ----               ----

Net sales                                $    5,969      $    5,105
Cost of goods sold                            4,400           3,545
                                         ----------      ----------

      Gross profit                            1,569           1,560

Operating expenses:
 Selling                                        674             645
 General and administrative                     540             448
 Product development                            118             128
                                         ----------      ----------

      Operating income                          237             339
                                         ----------      ----------

Other income (expense)
 Investment and interest income                  79              80
 Interest expense                        (      219)     (      139)
                                         ----------      ----------

      Income before income taxes
        and minority interest                    97             280

Income tax expense                                -              22
                                         ----------      ----------

      Income before minority
        interest                                 97             258

Minority interest                                57              61
                                         ----------      ----------

NET INCOME                               $       40      $      197
                                         ==========      ==========


Net income per share                     $     0.04      $     0.18
                                         ==========      ==========

Weighted average shares outstanding       1,120,960       1,107,117
                                         ==========      ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                                  (Unaudited)
                            (dollars in thousands)

                                                                                           Net
                                               Additional     Retained                  Unrealized
                                      Common    Paid-in       Earnings      Treasury    Investment
                                      Stock     Capital       (Deficit)       Stock       Gains       Total
                                      -----     -------       --------        -----       -----       -----
Balance - June 30, 1995             $     11    $159,843    ($ 154,713)    ($    151)    $      6    $    4,996

Net income                              -           -               40           -             -             40

Net change in unrealized
investment gains                        -           -             -              -              2             2
                                    --------    --------    -----------    ----------    --------    ----------

Balance - September 30, 1995        $     11    $159,843    ($ 154,673)    ($    151)    $      8    $    5,038
                                    ========    ========    ===========    ==========    ========    ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                           Three Months
                                                        Ended September 30,
                                                      1995              1994
                                                      ----              ----
Cash flows from operating activities:
 Net income                                        $     40          $    197
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                        131                69
   Changes in assets and liabilities:
    Accounts receivable                               1,050                73
    Inventories                                          64          (     24)
    Other assets                                         19                18
    Accounts payable                               (    303)         (    297)
    Accrued expenses                               (     54)              286
                                                   --------          --------
     Net cash provided by operating
      activities                                        947               322
                                                   --------          --------

Cash flows from investing activities:
 Purchase of property and equipment                (    112)         (    105)
 Minority interest                                        2                 7
                                                   --------          --------
     Net cash used in investing
      activities                                   (    110)         (     98)
                                                   --------          --------

Cash flows from financing activities:
 Net payments under line of credit                 (    780)         (    218)
 Principal payments under note payable             (     92)         (     11)
                                                   --------          --------
     Net cash used in financing
      activities                                   (    872)         (    229)
                                                   --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS              (     35)         (      5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        188                12
                                                   --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    153          $      7
                                                   ========          ========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.      Basis of Presentation
        ---------------------

        The Aristotle Corporation ("Aristotle") is a holding company for its subsidiary, Aristotle Sub, Inc. ("ASI"). ASI is a holding company for The Strouse, Adler Company ("Strouse"). Strouse designs, manufactures and markets women's intimate apparel. Unless the context indicates otherwise, all references herein to the "Company" include Aristotle, ASI and Strouse.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


2.      Earnings per Common Share
        -------------------------

        Weighted average shares outstanding are primary; treasury stock has not been included. At September 30, 1995, the weighted average shares include 33,424 shares of common stock equivalents.


3.      Debt Agreement
        --------------

        On November 3, 1995, Strouse and Fleet Bank, National Association (the "Bank") entered into a credit agreement (the "Credit Agreement") that provides for a line-of-credit facility and two term loan facilities (the "Credit Facilities"). The line-of-credit facility provides for maximum borrowing of $8,750,000. The principal amounts of the term loans are $2,500,000 and $225,000, respectively. The Credit Agreement matures on October 31, 1996. Strouse uses the Credit Facilities for working capital and other general corporate purposes.

        Within the maximum limits set forth above, borrowing under the line-of-credit (the "Borrowing Base") is limited to 80% of eligible accounts receivable, plus the lesser of (i) the sum of 50% of eligible raw materials, 50% of eligible finished goods, and 20% of eligible work-in-process, or (ii) the inventory cap of $5,000,000. In addition, the Credit Agreement permits advances to exceed the Borrowing Base amount by up to $1,000,000 through December 1995, and to $500,000 at all times thereafter (so long as the total line-of-credit is not more than the maximum borrowing allowed and Strouse reduces any Overadvance to zero for any thirty day period between November 3, 1995 and July 31, 1996).

        The line-of-credit bears interest at a rate per annum equal to either 1.0% over the Bank's prime rate, the Bank's fixed rate, or 3.0% over LIBOR (London Interbank Offer Rate), at the option of Strouse. The term loans bear interest at a rate per annum equal to either 1% over the Bank's prime rate, the Bank's fixed rate, or 3% over LIBOR, at the option of Strouse. Currently and through October 1996, the interest rate on the line-of-credit is fixed at 8.3% per annum for the first $3,500,000 and varies at 1% over the Bank's prime rate for the remaining balance. The per annum interest rates on the $2,500,000 and $225,000 term loans were fixed until October 1996 at 8.55% and 7.25%, respectively.

        The Credit Facilities are secured by a lien on all assets of Strouse. Aristotle and ASI have unconditionally guaranteed the $2,500,000 term loan and ASI has guaranteed the line-of-credit. To secure ASI's guarantee of the line-of-credit, ASI has pledged and recourse under the ASI guaranty of the line-of-credit is limited to, all of the capital stock of Strouse that is owned by ASI. In addition, the Company will make a prepayment on the Term Loans of a portion of the amount, if any, of the tax refund received and retained by the Company after the resolution of the Federal Deposit Insurance Corporation's ("FDIC") claim that it is entitled to such tax refund. The Credit Agreement further provides that Strouse may not pay dividends to ASI or Aristotle without the Bank's prior written consent.

        As of November 6, 1995, the balances outstanding on the line-of-credit was $7,864,000 and the amounts outstanding under the term loans were $2,333,000 and $146,000, respectively. As of November 6, 1995, the additional borrowing available on the line-of-credit was $886,000.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations

        The Company's net sales for the first quarter ended September 30, 1995 increased 17% to $5,969,000, compared to net sales of $5,105,000 for the first quarter ended September 30, 1994. The increase was primarily generated by a $539,000 volume growth in shapewear products, a $221,000 volume growth in specialty brassiere products and a $87,000 impact from increased prices.

        The Company's gross profit for the first quarter ended September 30, 1995 increased to $1,569,000 from $1,560,000 for the first quarter ended September 30, 1994, and gross margin percentage decreased to 26.3% from 30.6%. The increase in gross profit was mainly a result of the sales growth, while the decrease in the gross margin percentage was mainly a result of increased subcontracting costs, higher production scrap, growth in the private label business (which contributes comparable operating income margins comparable to the branded business, but lower gross margins), and costs incurred relating to the resourcing of manufacturing operations.

        Selling, general and administrative expenses for the first quarter ended September 30, 1995 were $1,214,000, compared to $1,093,000 for the corresponding quarter ended September 30, 1994. The $121,000 increase was principally a result of increases in advertising and professional fees.

        Product development costs for the Company for the first quarter ended September 30, 1995 were $118,000, compared to $128,000 for the first quarter ended September 30, 1994. Product development costs primarily included compensation of company personnel and were incurred by Strouse.

        Investment and interest income of $79,000 and $80,000 for the first quarter ended September 30, 1995 and 1994, respectively, was principally generated by two escrowed investment accounts with account balances totaling $4,682,000 for both periods.

        Interest expense for the first quarter ended September 30, 1995 increased to $219,000 from $139,000 in the corresponding prior year period. The increase reflected higher borrowing rates and higher borrowing levels to support working capital needs and business growth.

        Minority interest expense of $57,000 and $61,000 for the first quarter ended September 30, 1995 and 1994, respectively, was principally due to preferred dividends paid or accrued during the first quarter.

Liquidity and Capital Resources

        Substantially all of the Company's assets are either dedicated to support Strouse's business needs (primarily inventory of $11,718,000 and accounts receivable of $3,459,000) or are held in two escrowed accounts ($4,682,000).

        Cash required to fund the working capital needs of Strouse is supplied principally through the Credit Facilities with the Bank, trade credit, and internally generated funds. See Note 3 of Notes to Condensed Consolidated Financial Statements.

        Cash required to fund the operations of Aristotle is supplied primarily through earnings generated from the two escrowed accounts, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and taxes received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse. If earnings from the two escrowed accounts and taxes received from Strouse are below current projections and no funds are generated through the settlements of the pending stockholder litigation and the FDIC tax claim, Aristotle's cash flow would not be sufficient to meet its operating expenses. If the former stockholders of Strouse do not convert certain preferred stock of ASI that was issued in connection with the acquisition of Strouse (the "Acquisition"), and if the maximum additional payments to the former stockholders of Strouse were earned and paid, then Aristotle would have to pay up to $4,444,000 during the next four fiscal years to such stockholders as part of the Acquisition. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the Acquisition. Any default in the payments due to the former stockholders of Strouse could create a partial unwinding of the Acquisition.

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

        (b)  Reports on Form 8-K:
              None.

                                  SIGNATURES
                                  ----------



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE ARISTOTLE CORPORATION



                                          /s/ John J. Crawford
                                          --------------------

                                          John J. Crawford
                                          Its President, Chief Executive Officer
                                          and Chairman of the Board
                                          Date:  November 10, 1995



                                          /s/ Paul M. McDonald
                                          --------------------

                                          Paul M. McDonald
                                          Its Chief Financial Officer
                                          and Secretary
                                          Date:  November 10, 1995

                                                 November 14, 1995


Securities and Exchange Commission / EDGAR
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: The Aristotle Corporation - Quarterly Report on Form 10-Q for the Three Months Ended September 30, 1995

Gentlemen:

        Filed electronically via EDGAR on this date is the quarterly report on Form 10-Q of The Aristotle Corporation for the three months ended September 30, 1995. The financial statements in the quarterly report do not reflect a change from the preceding year in any accounting principles or practices, or, in the method of applying any such principles or practices.


        Should you have any questions or comments, please do not hesitate to contact the undersigned at (203) 777-3484.


                                                 Very truly yours,

                                                 The Aristotle Corporation



                                                 /s/ Paul McDonald
                                                 ----------------------
                                                 Paul McDonald
                                                 Chief Financial Officer

MLF: jb
Enclosures
cc/enc:  Mr. John J. Crawford