Form 10-Q
period 1995-12-31
ARISTOTLE CORP
filed 1996-01-31
CIK 790071

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended December 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________


                         Commission file number 0-14669
                                                -------


                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


   DELAWARE                                                           06-1165854
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



78 Olive Street, New Haven, Connecticut                                    06511
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


As of January 19, 1996, 1,104,581 shares of Common Stock were outstanding.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                        QUARTER  ENDED DECEMBER 31, 1995




                                                                    Page
                                                                    ----
Part I - Financial Information

     Item 1 - Financial  Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
          December 31, 1995 and June 30, 1995                         3

          Condensed Consolidated Statements of
          Operations for the Three and Six Months
          Ended December 31, 1995 and 1994                            4

          Condensed Consolidated Statements of Changes
          in Stockholders' Equity for the
          Six Months Ended December 31, 1995                          5

          Condensed Consolidated Statements of
          Cash Flows for the Six Months
          Ended December 31, 1995 and 1994                            6

          Notes to Condensed Consolidated Financial Statements        7

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9

Part II - Other Information

     Item 1 - Legal Proceedings                                      11

     Item 5 - Other Information                                      11

     Item 6 - Exhibits and Reports on Form 8-K                       11

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (dollars in thousands, except for share data)

                                            December 31,       June 30,
                                                1995             1995
                                          ----------------  --------------
                                    ASSETS
                                    ------

Current assets:
  Cash and cash equivalents                    $      176      $      188
  Accounts receivable, net of reserves
   of $247 and $171, respectively                   3,228           4,498
  Inventories                                      10,567          11,782
  Other current assets                                886             867
                                               ----------      ----------
         Total current assets                      14,857          17,335
                                               ----------      ----------

Property and equipment, net                         1,650           1,517
                                               ----------      ----------

Other assets:
  Marketable securities held in escrow
   at market value                                  4,682           4,682
  Employee notes receivable                           354             354
  Patents and trademarks, net                          83              88
  Goodwill, net of amortization of $77
   and $52, respectively                            1,869           1,894
  Deferred tax asset                                  725             725
  Other noncurrent assets                             232             225
                                               ----------      ----------
                                                    7,945           7,968
                                               ----------      ----------
          TOTAL                                $   24,452      $   26,820
                                               ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Notes payable and current maturities
   of long-term debt                           $    6,965      $      548
  Accounts payable                                  1,220           2,367
  Accrued expenses                                  1,017           1,304
  Deferred tax liability                              725             725
                                               ----------      ----------
          Total current liabilities                 9,927           4,944
                                               ----------      ----------

Long-term debt, less current maturities             2,567          10,274
                                               ----------      ----------

Reserve for potential FDIC tax refund
 claim                                              3,982           3,982
                                               ----------      ----------
Minority interest in subsidiary's
 preferred stock                                    2,454           2,454
                                               ----------      ----------
Minority interest in subsidiary's
 common stock                                         176             167
                                               ----------      ----------
Commitments and contingencies

Redeemable preferred stock, $.01 par
 value; 3,000,000 shares authorized;
 122,691 Series A, 61,345 Series B,
 61,345 Series C and 24,998 Series D
 issued and outstanding                                 3               3
                                               ----------      ----------

Stockholders' equity:
  Common stock, $.01 par value;
  3,000,000 shares authorized;
  1,105,801 shares issued and outstanding              11              11
  Additional paid-in capital                      159,766         159,843
  Retained earnings (deficit)                   ( 154,469)      ( 154,713)
  Treasury stock at cost - 717 shares
   and 18,268 shares, respectively              (       4)      (     151)
  Net unrealized investment gains                      39               6
                                               ----------      ----------
          Total stockholders' equity                5,343           4,996
                                               ----------      ----------

          TOTAL                                $   24,452      $   26,820
                                               ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except for share data)



                                                  Three Months                    Six Months
                                               Ended December 31,             Ended December 31,
                                               1995           1994           1995           1994
                                          --------------  -------------  -------------  -------------

Net sales                                    $    6,787     $    5,110     $   12,756     $   10,215
Cost of goods sold                                5,026          3,677          9,426          7,222
                                             ----------     ----------     ----------     ----------

          Gross profit                            1,761          1,433          3,330          2,993

Operating expenses:
  Selling                                           783            760          1,457          1,404
  General and administrative                        439            491            979            940
  Product development                               110            128            228            256
                                             ----------     ----------     ----------     ----------

          Operating income                          429             54            666            393
                                             ----------     ----------     ----------     ----------

Other income (expense):
  Investment and interest income                     77             82            157            163
  Interest expense                           (      235)    (      149)    (      454)    (      289)
                                             ----------     ----------     ----------     ----------

          Income (loss) before income
           taxes and minority interest              271     (       13)           369            267

Income tax expense                                    6         ---                 6             22
                                             ----------     ----------     ----------     ----------

          Income (loss) before minority
           interest                                 265    (        13)           363            245

Minority interest                                    62             56            119            117
                                             ----------     ----------     ----------     ----------

NET INCOME (LOSS)                            $      203    $(       69)    $      244     $      128
                                             ==========     ==========     ==========     ==========


Net income (loss) per share                       $0.18    $(     0.06)         $0.22          $0.12
                                             ==========     ==========     ==========     ==========

Weighted average shares outstanding           1,124,184      1,108,621      1,123,310      1,108,739
                                             ==========     ==========     ==========     ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX-MONTH PERIOD ENDED DECEMBER 31, 1995
                                  (Unaudited)
                             (dollars in thousands)

                                                                                     Net
                                            Additional     Retained               Unrealized
                                  Common     Paid-in       Earnings    Treasury   Investment
                                  Stock      Capital       (Deficit)     Stock      Gains      Total
                                  ------  --------------  -----------  ---------  ----------  -------

Balance - June 30, 1995           $   11  $   159,843    ($  154,713)  ($   151)  $        6  $ 4,996


Net income                             -          -              244         -           -        244

Issuance of treasury stock
  to directors as compensation
  for services                         -    (      77)           -          147          -         70

Net change in unrealized
  investment gains                     -          -              -          -             33       33
                                  ------  -----------     ----------   --------   ----------   ------

Balance - December 31, 1995       $   11  $   159,766     ($ 154,469)  ($     4)  $       39   $5,343
                                  ======  ===========     ==========   ========   ==========   ======

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                      Six Months
                                                                   Ended December 31,
                                                                1995              1994
                                                           ---------------  ----------------

Cash flows from operating activities:
  Net income                                                     $    244          $    128
  Adjustments to reconcile net income to net cash
    provided by (used in) operating
     activities:
      Depreciation and amortization                                   262               139
      Changes in assets and liabilities:
        Accounts receivable                                         1,270               479
        Inventories                                                 1,215          (  1,162)
        Other assets                                                   15          (    138)
        Accounts payable                                         (  1,147)              242
        Accrued expenses                                         (    287)         (    311)
        Issuance of treasury stock                                     61             -
                                                                 --------          --------
          Net cash provided by (used in)
            operating activities                                    1,633          (    623)
                                                                 --------          --------

Cash flows from investing activities:
  Purchase of property and equipment                             (    364)         (    314)
  Minority interest                                                     9                 8
                                                                 --------          --------
          Net cash used in investing
            activities                                           (    355)         (    306)
                                                                 --------          --------

Cash flows from financing activities:
  Net payments under line of credit                              (  1,240)        (   1,521)
  Principal payments under note payable                          (    125)        (      50)
  Proceeds from issuance of long term                                  75             2,500
   debt
  Purchase of treasury stock                                        -              (      3)
                                                                 --------          --------
          Net cash provided by (used in)
            financing activities                                 (  1,290)              926
                                                                 --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS                            (     12)         (      3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      188                12
                                                                 --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    176          $      9
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


2.   Earnings per Common Share
     -------------------------

     Weighted average shares outstanding are primary; treasury stock has not been included. At December 31, 1995, the weighted average shares include 33,424 shares of common stock equivalents.


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

     Within the maximum limit set forth above, borrowing under the line-of-credit (the "Borrowing Base") is limited to 80% of eligible accounts receivable, plus the lesser of (i) the sum of 50% of eligible raw materials, 50% of eligible finished goods, and 20% of eligible work-in-process, or (ii)
$5,000,000 based on eligible inventory. In addition, the Credit Agreement permits advances to exceed the Borrowing Base amount by up to $1,000,000 through December 1995, and to $500,000 at all times thereafter (so long as the total line-of-credit is not more than the maximum borrowing allowed and Strouse reduces any overadvance to zero for any thirty day period between November 3, 1995 and July 31, 1996).

     The line-of-credit bears interest at a rate per annum equal to either 1.0% over the Bank's prime rate, the Bank's fixed rate, or 3.0% over LIBOR (London Interbank Offer Rate), at the option of Strouse. The term loans bear interest at a rate per annum equal to either 1% over the Bank's prime rate, the Bank's fixed rate, or 3% over LIBOR, at the option of Strouse. Currently and through October 1996, the interest rate on the line-of-credit is fixed at 8.3% per annum for the first $3,500,000 and varies at 1% over the Bank's prime rate for the remaining balance. The per annum interest rates on the $2,500,000 and $225,000 term loans are fixed until October 1996 at 8.55% and 7.25%, respectively.

     The Credit Facilities are secured by a lien on all assets of Strouse. Aristotle and ASI have unconditionally guaranteed the $2,500,000 term loan and ASI has guaranteed the line-of-credit. To secure ASI's guarantee of the line-of-credit, ASI has pledged, and recourse under the ASI guarantee of the line-of-credit is limited to, all of the capital stock of Strouse that is owned by ASI. In addition, the Company is required to make a prepayment on the Term Loans of a portion of the amount, if any, of the tax refund received and retained by the Company after the resolution of the Federal Deposit Insurance Corporation's ("FDIC") claim that it is entitled to such tax refund. The Credit Agreement further provides that Strouse may not pay dividends to ASI or Aristotle without the Bank's prior written consent.

     As of January 19, 1996, the balance outstanding on the line-of-credit was $5,694,000 and the amounts outstanding under the term loans were $2,292,000 and $135,000, respectively. As of January 19, 1996, the additional borrowing available on the line-of-credit was $1,217,000.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     Three Months Ended December 31, 1995 and 1994
     ---------------------------------------------

     The Company's net sales for the three months ended December 31, 1995 increased 33% to $6,787,000, compared to net sales of $5,110,000 for the three months ended December 31, 1994. The increase was primarily generated by a $797,000 volume growth in shapewear products, a $606,000 volume growth in specialty brassiere products and $266,000 due to increased prices.

     The Company's gross profit for the three months ended December 31, 1995 increased to $1,761,000 from $1,433,000 for the three months ended December 31, 1994, and gross margin percentage decreased to 25.9% from 28.0%. The increase in gross profit was mainly a result of the sales growth, while the decrease in the gross margin percentage was mainly a result of increased subcontracting costs, higher production scrap, and growth in the private label business (which contributes operating income margins comparable to the branded business, but lower gross margins).

     Selling, general and administrative expenses for the three months ended December 31, 1995 were $1,222,000, compared to $1,251,000 for the corresponding three months ended December 31, 1994. The $29,000 decrease was principally a result of a reduction in administrative personnel and reduced shareholder expenses, partially offset by increases in advertising.

     Product development costs for the Company for the three months ended December 31, 1995 were $110,000, compared to $128,000 for the three months ended December 31, 1994. Product development costs primarily included compensation of the Company's personnel.

     Investment and interest income of $77,000 and $82,000 for the three months ended December 31, 1995 and 1994, respectively, was principally generated by two escrowed investment accounts with account balances totaling $4,682,000 for both periods.

     Interest expense for the three months ended December 31, 1995 increased to $235,000 from $149,000 in the corresponding three months ended December 31, 1994. The increase reflected higher borrowing rates and higher borrowing levels to support working capital needs and business growth.

     Minority interest expense of $62,000 and $56,000 for the three months ended December 31, 1995 and 1994, respectively, was principally due to Preferred Stock dividends paid or accrued during the corresponding period.

     Six Months Ended December 31, 1995 and 1994
     -------------------------------------------

     The Company's net sales for the six months ended December 31, 1995 increased 25% to $12,756,000, compared to net sales of $10,215,000 for the six months ended December 31, 1994. The increase was primarily generated by a $1,336,000 volume growth in shapewear products, a $826,000 volume growth in specialty brassiere products and $353,000 due to increased prices.

     The Company's gross profit for the six months ended December 31, 1995 increased to $3,330,000 from $2,993,000 for the six months ended December 31, 1994, and gross margin percentage decreased to 26.1% from 29.3%. The increase in gross profit was mainly a result of the sales growth, while the decrease in the gross margin percentage was mainly a result of increased subcontracting costs, higher production scrap, and growth in the private label business (which contributes operating income margins comparable to the branded business, but lower gross margins).

     Selling, general and administrative expenses for the six months ended December 31, 1995 were $2,436,000, compared to $2,344,000 for the corresponding six months ended December 31, 1994. The $92,000 increase was principally a result of increases in advertising and professional fees, partially offset by a reduction in administrative personnel and shareholder expenses.

     Product development costs for the Company for the six months ended December 31, 1995 were $228,000, compared to $256,000 for the six months ended December 31, 1994. Product development costs primarily included compensation of the Company's personnel.

     Investment and interest income of $157,000 and $163,000 for the six months ended December 31, 1995 and 1994, respectively, was principally generated by two escrowed investment accounts with account balances totaling $4,682,000 for both periods.

     Interest expense for the six months ended December 31, 1995 increased to $454,000 from $289,000 in the corresponding six months ended December 31, 1994. The increase reflected higher borrowing rates and higher borrowing levels to support working capital needs and business growth.

     Minority interest expense of $119,000 and $117,000 for the six months ended December 31, 1995 and 1994, respectively, was principally due to Preferred Stock dividends paid or accrued during the corresponding period.

LIQUIDITY AND CAPITAL RESOURCES

     Substantially all of the Company's assets are either dedicated to support Strouse's business needs (primarily inventory of $10,567,000 and accounts receivable of $3,228,000) or are held in two escrowed accounts ($4,682,000).

     Cash required to fund the working capital needs of Strouse is supplied principally through the Credit Facilities with the Bank, trade credit, and internally generated funds. See Note 3 of Notes to Condensed Consolidated Financial Statements.

     Cash required to fund the operations of Aristotle is supplied primarily through earnings generated from the two escrowed accounts, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and taxes received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse. If earnings from the two escrowed accounts and taxes received from Strouse are below current projections and no funds are generated through the settlements of the pending stockholder litigation and the FDIC tax claim, Aristotle's cash flow would not be sufficient to meet its operating expenses. If the former stockholders of Strouse do not convert certain preferred stock of ASI that was issued in connection with the acquisition of Strouse (the "Acquisition"), and if the maximum additional payments to the former stockholders of Strouse were earned and paid, then Aristotle would have to pay up to $4,390,000 during the next four fiscal years to such stockholders as part of the Acquisition. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the Acquisition. Any default in the payments due to the former stockholders of Strouse could create a partial unwinding of the Acquisition. For a description of the stockholder litigation and the Acquisition, see the Company's Annual Report on Form 10-K for the year ended June 30, 1995. For a description of the FDIC tax claim, see "Part II, Item I - Litigation" of this Form 10-Q.

     In order to meet its projected capital requirements and potential commitments to the former stockholders of Strouse, the Company believes that it must either raise new equity capital or obtain additional financing or both. There can be no assurance, however, that the Company will be able to raise new equity capital or obtain additional financing.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     FDIC Tax Claim. As previously reported, on April 19, 1995, the FDIC filed a complaint against the Company related to the matter captioned Federal Deposit Insurance Corporation vs. The Aristotle Corporation, United States District Court for the District of Connecticut (Civil No. 395CV00684TFGD). The FDIC is claiming entitlement to income tax refunds previously received and yet to be received by Aristotle. Although Aristotle believes that the FDIC is not entitled to the entire amount of the refunds or to damages for Aristotle's refusal to pay the refunds to the FDIC, Aristotle established a reserve of $3,982,000 for this potential claim as of June 30, 1993. As of June 30, 1995, amounts equal to the refunds that had been received by Aristotle, $3,982,000, had been deposited in a special escrow account. Aristotle also previously reported that it and the FDIC had agreed that certain future refunds, including a refund of approximately $1,300,000, would also be deposited in a separate escrow account. In January 1996, the FDIC and the Company jointly received such expected refund, in an amount of approximately $1,700,000, and deposited it in a special escrow account. At this time, the Company is unable to predict the outcome of this litigation.

Item 5. Other Information

     On January 2, 1996, Aristotle announced that it had been approached by a large, publicly held company and, in response to such an approach, is discussing the possible sale of its subsidiary, Strouse. The identity of the potential acquiror was not disclosed. No agreement has been reached and there is no assurance that an agreement will, in fact, be reached. The ability of the parties to reach an agreement is dependent upon further negotiations between the parties and upon various other contingencies.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         10.1 Letter Agreement dated October 27, 1995 Re: Amended Put Rights
         10.2 Second Amended and Restated Master Credit Agreement dated as of November 3, 1995
         27.1 Financial Data Schedule


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


                         THE ARISTOTLE CORPORATION



                         /s/ John J. Crawford
                         --------------------

                         John J. Crawford
                         Its President, Chief Executive Officer
                         and Chairman of the Board
                         Date:  February 1, 1996



                         /s/ Paul M. McDonald
                         --------------------

                         Paul M. McDonald
                         Its Chief Financial Officer
                         and Secretary
                         Date:  February 1, 1996