Form 10-Q
period 1996-03-31
ARISTOTLE CORP
filed 1996-05-15
CIK 790071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________


                         Commission file number 0-14669
                                                -------


                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              06-1165854
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


78 Olive Street, New Haven, Connecticut                                    06511
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


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

               Yes   x        No _____
                   -----


As of April 24, 1996, 1,104,011 shares of Common Stock were outstanding.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                         QUARTER ENDED MARCH 31, 1996

Part I - Financial Information

  Item 1 -  Financial  Statements (Unaudited)

                                                                             Page
                                                                             ----
            Condensed Consolidated Balance Sheets at March 31, 1996
            and June 30, 1995                                                  3


            Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended March 31, 1996 and 1995                4

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the Nine Months Ended March 31, 1996      5

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 1996 and 1995                               6

            Notes to Condensed Consolidated Financial Statements               7

  Item 2 -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9

Part II - Other Information

  Item 4 -  Submission of Matters to a Vote of Security Holders               12

  Item 5 -  Other Information                                                 12

  Item 6 -  Exhibits and Reports on Form 8-K                                  12

  Signatures                                                                  13

  Exhibit Index                                                               14


                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (dollars in thousands, except for share data)

                                             March 31,         June 30,
                                                1996             1995
                                                ----             ----
               ASSETS
               ------

Current assets:
 Cash and cash equivalents                     $      317      $      188
 Accounts receivable, net of reserves
  of $154 and $171, respectively                    3,418           4,498
 Inventories                                       10,570          11,782
 Other current assets                                 279             867
                                               ----------      ----------
    Total current assets                           14,584          17,335
                                               ----------      ----------

Property and equipment, net                         1,691           1,517
                                               ----------      ----------

Other assets:
 Marketable securities held in escrow
  at market value                                   6,433           4,682
 Employee notes receivable                            354             354
 Patents and trademarks, net                           80              88
 Goodwill, net of amortization of $89
  and $52, respectively                             1,857           1,894
 Deferred tax asset                                   700             725
 Other noncurrent assets                              193             225
                                               ----------      ----------
                                                    9,617           7,968
                                               ----------      ----------
     TOTAL                                     $   25,892      $   26,820
                                               ==========      ==========

   LIABILITIES AND STOCKHOLDERS'EQUITY
   -----------------------------------

Current liabilities:
 Notes payable and current maturities
  of long-term debt                            $    9,012      $      548
 Accounts payable                                   1,603           2,367
 Accrued expenses                                     541           1,304
 Deferred tax liability                               700             725
                                               ----------      ----------
     Total current liabilities                     11,856           4,944
                                               ----------      ----------

Long-term debt, less current maturities               323          10,274
                                               ----------      ----------

Reserve for potential FDIC tax refund
 claim                                              5,733           3,982
                                               ----------      ----------
Minority interest in subsidiary's
 preferred stock                                    2,454           2,454
                                               ----------      ----------
Minority interest in subsidiary's
 common stock                                         179             167
                                               ----------      ----------
Commitments and contingencies

Redeemable preferred stock, $.01 par
 value; 3,000,000 shares authorized;
  122,691 Series A, 61,345 Series B,
  61,345 Series C and 24,998 Series D
  issued and outstanding                                3               3
                                               ----------      ----------

Stockholders' equity:
 Common stock, $.01 par value:
  3,000,000 shares authorized;
  1,105,801 shares issued and outstanding              11              11
 Additional paid-in capital                       159,766         159,843
 Retained earnings (deficit)                   (  154,447)     (  154,713)
 Treasury stock at cost - 717 shares
  and 18,268 shares, respectively              (        4)      (     151)
 Net unrealized investment gains                       18               6
                                               ----------      ----------
     Total stockholders' equity                     5,344           4,996
                                               ==========      ==========

     TOTAL                                     $   25,892      $   26,820
                                               ==========      ==========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except for share data)



                                                  Three Months                   Nine Months
                                                 Ended March 31,               Ended March 31,
                                               1996           1995           1996           1995
                                               ----           ----           ----           ----

Net sales                                    $    5,390     $    5,049     $   18,147     $   15,264
Cost of goods sold                                4,040          3,927         13,467         11,149
                                             ----------     ----------     ----------     ----------

          Gross profit                            1,350          1,122          4,680          4,115

Operating expenses:
  Selling                                           552            627          1,980          2,031
  General and administrative                        455            482          1,476          1,422
  Product development                               121            113            348            369
                                             ----------     ----------     ----------     ----------

          Operating income (loss)                   222     (      100)           876            293
                                             ----------     ----------     ----------     ----------

Other income (expense):
  Investment and interest income                     80             81            248            244
  Interest expense                           (      210)    (      194)    (      663)    (      483)
                                             ----------     ----------     ----------     ----------

          Income (loss) before income
           taxes and minority interest               92     (      213)           461             54

Income tax expense                                   12          -                 18             22
                                             ----------     ----------     ----------     ----------

          Income  (loss) before minority
            interest                                 80     (      213)           443             32

Minority interest                                    58             52            177            169
                                             ----------     ----------     ----------     ----------

NET INCOME (LOSS)                            $       22     $(     265)    $      266     $(     137)
                                             ==========     ==========     ==========     ==========


Net income (loss) per share                  $     0.02     $(    0.24)    $     0.24     $(    0.12)
                                             ==========     ==========     ==========     ==========

Weighted average shares outstanding           1,138,510      1,114,282      1,128,340      1,110,661
                                             ==========     ==========     ==========     ==========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NINE-MONTH PERIOD ENDED MARCH 31, 1996
                                  (Unaudited)
                             (dollars in thousands)



                                                                                        Net
                                      Additional       Retained                      Unrealized
                            Common     Paid-in         Earnings       Treasury       Investment
                             Stock      Capital        (Deficit)        Stock          Gains          Total
                             -----      -------        ---------        -----          -----          ------

Balance - June 30, 1995     $   11      $159,843      ($ 154,713)    ($      151)     $      6       $   4,996

Net income                     -            -                266             -             -               266

Issuance of treasury
  stock to directors           -        (     77)            -                147          -                70

Net change in unrealized
  investment gain  s           -            -                -                -              12             12
                            ------    -----------     ------------    ------------     ---------    ----------

Balance - March 31, 1996    $   11      $159,766       ($ 154,447)    ($        4)    $      18         $5,344
                            ======    ===========     ============    ============    ==========    ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)


                                                    Nine Months
                                                  Ended March 31,
                                               1996             1995
                                               ----             ----

Cash flows from operating activities:
  Net income                                $    266         $(   137)
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              383              209
      Changes in assets and liabilities:
        Accounts receivable                    1,080              242
        Inventories                            1,212          ( 2,071)
        Other assets                             624          (    99)
        Accounts payable                     (   764)              77
        Accrued expenses                     (   788)         (   270)
        Issuance of treasury stock for
         services                                 61                30
                                             -------          --------
          Net cash provided by (used in)
            operating activities               2,074          (  2,019)
                                             -------          --------

Cash flows from investing activities:
  Purchase of property and equipment         (   470)         (    490)
  Proceeds from IRS refund                      1,751             -
  Increase in escrow reserve                 (  1,751)            -
  Minority interest                                12               42
                                             --------         --------
          Net cash used in investing
            activities                       (    458)        (    448)
                                             --------         --------

Cash flows from financing activities:
  Net payments under line of credit          (  1,334)             255
  Principal payments under note payable      (    228)        (    103)
  Proceeds from issuance of long term
   debt                                            75            2,500
  Purchase of treasury stock                      -           (     11)
                                             --------         ---------
          Net cash provided by (used in)
            financing activities             (  1,487)           2,641
                                             ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS             129              174

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        188               12
                                             ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                      $    317         $    186
                                             =========        =========


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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


2.          Earnings per Common Share
            -------------------------

          Weighted average shares outstanding are primary; treasury stock has not been included. At March 31, 1996, the weighted average shares include 33,424 shares of common stock equivalents.


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

          Within the maximum limits set forth above, borrowing under the line-of-credit (the "Borrowing Base") is limited to 80% of eligible accounts receivable, plus the lesser of (i) the sum of 50% of eligible raw materials, 50% of eligible finished goods, and 20% of eligible work-in-process, or (ii) the inventory cap of $5,000,000. In addition, the Credit Agreement permits advances to exceed the Borrowing Base amount by up to $500,000 (so long as the total line-of-credit is not more than the maximum borrowing allowed and Strouse reduces any overadvance to zero for any thirty day period between November 3, 1995 and July 31, 1996).

          The Credit Facilities bear interest at a rate per annum equal to either 1.0% over the Bank's prime rate, the Bank's fixed rate, or 3.0% over LIBOR (London Interbank Offer Rate), at the option of Strouse. Currently and through October 1996, the interest rate on the line-of-credit is fixed at 8.3% per annum for the first $3,500,000 and varies at 1% over the Bank's prime rate for the remaining balance. The per annum interest rates on the $2,500,000 and $225,000 term loans are fixed until October 1996 at 8.55% and 7.25%, respectively.

          The Credit Facilities are secured by a lien on all assets of Strouse. Aristotle and ASI have unconditionally guaranteed the $2,500,000 term loan and ASI has guaranteed the line-of-credit. To secure ASI's guarantee of the line-of-credit, ASI has pledged, and recourse under the ASI guaranty of the line-of-credit is limited to, all of the capital stock of Strouse that is owned by ASI. In addition, the Company will make a prepayment on the Term Loans of a portion of the amount, if any, of the tax refund received and retained by the Company after the resolution of the Federal Deposit Insurance Corporation's ("FDIC") claim that it is entitled to such tax refund. The Credit Agreement further provides that Strouse may not pay dividends to ASI or Aristotle without the Bank's prior written consent.

          As of May 1, 1996, the balances outstanding on the line-of-credit was $6,027,000 and the term loans were $2,250,000 and $124,000, respectively. As of May 1, 1996, the additional borrowing available on the line-of-credit was $962,000.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations

        Three Months Ended March 31, 1996 and 1995
        ------------------------------------------

        The Company's net sales for the three months ended March 31, 1996 increased 7% to $5,390,000, compared to net sales of $5,049,000 for the three months ended March 31, 1995. The increase was primarily generated by a $116,000 volume growth in specialty brassiere products, offset by a $66,000 volume reduction in shapewear products and a $256,000 impact from increased prices.

        The Company's gross profit for the three months ended March 31, 1996 increased to $1,350,000 from $1,122,000 for the three months ended March 31, 1995, and gross margin percentage increased to 25.0% from 22.2%. The increase in gross margin percentage was mainly a result of lower subcontracting costs and lower production scrap, partially offset by growth in the private label business (which contributes operating income margins comparable to the branded business, but lower gross margins).

        Selling, general and administrative expenses for the three months ended March 31, 1996 were $1,007,000, compared to $1,109,000 for the corresponding three months ended March 31, 1995. The $102,000 decrease was principally a result of a reduction in administrative personnel and reduced shareholder expenses, partially offset by increases in professional fees. During the three months ended March 31, 1996, approximately $100,000 in costs were incurred by Aristotle during its negotiations to sell Strouse. The negotiations were terminated in February 1996.

        Product development costs for the Company for the three months ended March 31, 1996 were $121,000, compared to $113,000 for the three months ended March 31, 1995. Product development costs primarily included compensation of company personnel and were incurred by Strouse.

        Investment and interest income of $80,000 and $81,000 for the three months ended March 31, 1996 and 1995, respectively, was principally generated by two escrowed investment accounts with account balances totaling $4,682,000 for both periods. In January 1996, the Company received a tax refund related to a prior FDIC tax claim. This refund and related interest income totaling $1,751,000, which is reflected in the accompanying condensed consolidated balance sheet at March 31, 1996, has been placed in an escrow account pending the resolution of certain contingencies.

        Interest expense for the three months ended March 31, 1996 increased to $210,000 from $194,000 in the corresponding three months ended March 31, 1995. The increase reflected higher borrowing rates and higher borrowing levels to support working capital needs and business growth.

        The income tax provision reflects minimum state taxes, as any federal tax obligation is sheltered by the utilization of net operating loss carryforwards.

        Minority interest expense of $58,000 and $52,000 for the three months ended March 31, 1996 and 1995, respectively, was principally due to preferred dividends paid or accrued during the corresponding period.

        Nine Months Ended March 31, 1996 and 1995
        -----------------------------------------

        The Company's net sales for the nine months ended March 31, 1996 increased 19% to $18,147,000, compared to net sales of $15,264,000 for the nine months ended March 31, 1995. The increase was primarily generated by a $1,269,000 volume growth in shapewear products, a $943,000 volume growth in specialty brassiere products and a $608,000 impact from increased prices.

        The Company's gross profit for the nine months ended March 31, 1996 increased to $4,680,000 from $4,115,000 for the nine months ended March 31, 1995, and gross margin percentage decreased to 25.8% from 27.0%. The increase in gross profit was mainly a result of the sales growth, while the decrease in the gross margin percentage was mainly a result of growth in the private label business (which contributes operating income margins comparable to the branded business, but lower gross margins).

        Selling, general and administrative expenses for the nine months ended March 31, 1996 were $3,456,000, compared to $3,453,000 for the corresponding nine months ended March 31, 1995. The $3,000 increase was principally a result of increases in advertising and professional fees partially offset by a reduction in administrative personnel and shareholder expenses. During the three months ended March 31, 1996, approximately $100,000 in costs were incurred by Aristotle during its negotiations to sell Strouse. The negotiations were terminated in February 1996.

        Product development costs for the Company for the nine months ended March 31, 1996 were $348,000, compared to $369,000 for the nine months ended March 31, 1995. Product development costs primarily included compensation of company personnel and were incurred by Strouse.

        Investment and interest income of $248,000 and $244,000 for the nine months ended March 31, 1996 and 1995, respectively, was principally generated by two escrowed investment accounts with account balances totaling $4,682,000 for both periods. In January 1996, the Company received a tax refund related to a prior FDIC tax claim. This refund and related interest income totaling $1,751,000, which is reflected in the accompanying condensed consolidated balance sheet at March 31, 1996, has been placed in an escrow account pending the resolution of certain contingencies.

        Interest expense for the nine months ended March 31, 1996 increased to $663,000 from $483,000 in the corresponding nine months ended March 31, 1995. The increase reflected higher borrowing rates and higher borrowing levels to support working capital needs and business growth.

        The income tax provision reflects minimum state taxes, as any federal tax obligation is sheltered by the utilization of net operating loss carryforwards.

        Minority interest expense of $177,000 and $169,000 for the nine months ended March 31, 1996 and 1995, respectively, was principally due to preferred dividends paid or accrued during the corresponding period.


Liquidity and Capital Resources

        Substantially all of the Company's assets are either dedicated to support Strouse's business needs (primarily inventory of $10,570,000 and accounts receivable of $3,418,000) or are held in three escrowed accounts ($6,433,000).

        Cash required to fund the working capital needs of Strouse is supplied principally through the Credit Facilities with the Bank, trade credit, and internally generated funds. See Note 3 of Notes to Condensed Consolidated Financial Statements.

        Cash required to fund the operations of Aristotle is supplied primarily through earnings generated from the two escrowed investment accounts, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and taxes received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse. If earnings from the two escrowed accounts and taxes received from Strouse are below current projections and no funds are generated through the settlements of the pending stockholder litigation and the FDIC tax claim, Aristotle's cash flow would not be sufficient to meet its operating expenses. If the Company is required to repurchase certain preferred stock of ASI that was issued in connection with the acquisition to the former stockholders of Strouse (the "Acquisition"), and if the maximum additional payments to the former stockholders of Strouse were earned and paid, then Aristotle would have to pay up to $4,335,000 during the next four fiscal years to such stockholders as part of the Acquisition. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the Acquisition. Any default in the payments due to the former stockholders of Strouse could create a partial unwinding of the Acquisition.

        In order to meet its projected capital requirements and potential commitments to the former stockholders of Strouse, the Company believes that it must either raise new equity capital or obtain additional financing or both. There can, however, be no assurance that the Company will be able to raise new equity capital or obtain additional financing.

        In connection with the Acquisition, ASI issued to the former stockholders of Strouse 245,381 shares of preferred stock (the "ASI Preferred Stock") and Aristotle issued to the former stockholders of Strouse 270,379 shares of voting preferred stock of Aristotle (the "Aristotle Preferred Stock"). The former Stockholders of Strouse may require that ASI repurchase each share of ASI Preferred Stock at various dates beginning in April 1996 for $10.00 per share, plus any accrued but unpaid dividends (the "Put Right"). In order to exercise the Put Right, a former Strouse stockholder must sell an equal number of shares of Aristotle Preferred Stock to Aristotle for $.001 per share. In April and May of 1996, four of the former Strouse stockholders, including three executive officers of the Company, exercised their Put Right and received an aggregate cash payment of $207,171 in exchange for 20,715 shares of ASI Preferred Stock and 20,715 shares of Aristotle Preferred Stock.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On November 21, 1995, Aristotle held its annual meeting of its stockholders. The following matters were voted on at the annual meeting:

         1. The election of John J. Crawford, Alfred A. Kniberg and Sharon M. Oster to Aristotle's Board of Directors for three year terms; and

         2. The ratification of the appointment of Arthur Andersen, LLP, Independent Certified Public Accountants, as Aristotle's independent auditors for the fiscal year ending June 30, 1996.

         The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the annual meeting:



                       The            The           The           The
                     election       election      election     appointment
                        of             of            of         of Arthur
                   Mr. Crawford    Mr. Kniberg    Ms. Oster    Andersen LLP
                   --------------------------------------------------------

For                     906,549        909,436      909,622         913,764
Against                  17,618         14,731       14,545           5,597
Abstain                       0              0            0           4,806
Broker Nonvotes               0              0            0               0

Item 5.  Other Information

         Aristotle had previously reported that it had been approached by a large, publicly held company and, in response to such approach, was discussing the possibility of the sale of Strouse. In February 1996, these discussions were terminated.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             See Exhibit Index.


        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K for the three months ended March 31, 1996.

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


                                   THE ARISTOTLE CORPORATION



                                   /s/ John J. Crawford
                                   --------------------

                                   John J. Crawford
                                   Its President, Chief Executive Officer
                                   and Chairman of the Board
                                   Date:  May 15, 1996



                                   /s/ Paul M. McDonald
                                   --------------------

                                   Paul M. McDonald
                                   Its Chief Financial Officer
                                   and Secretary
                                   Date:  May 15, 1996

                                 EXHIBIT INDEX

Exhibit        Description
- -------        -----------

27.1        Financial Data Schedule