Form 10-K
period 1996-06-30
ARISTOTLE CORP
filed 1996-10-15
CIK 790071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the fiscal year ended June 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from _______ to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of October 7, 1996, 1,104,011 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock outstanding of The Aristotle Corporation held by nonaffiliates was approximately $3,855,626.

                      Documents Incorporated by Reference

Portions of the Registrant's 1996 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference to Part III.

                           THE ARISTOTLE CORPORATION


TABLE OF CONTENTS
-----------------------------------------------------------

Selected Consolidated Financial Data                     2

Management's Discussion and Analysis                     4

Consolidated Financial Statements                       10

Form 10-K Cross Reference Index                         35

-----------------------------------------------------------

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
            (Amounts in thousands, except share and per share data)

     The following are selected consolidated financial data for The Aristotle Corporation ("Aristotle"), Aristotle Sub, Inc. ("ASI"), and The Strouse, Adler Company ("Strouse") on a consolidated basis for the fiscal years ended June 30, 1994, 1995 and 1996. Aristotle formed ASI in 1993 and acquired (the "Acquisition") Strouse in 1994. Accordingly, the selected consolidated data for the fiscal years ended December 31, 1991 and 1992, and the six-month periods ended June 30, 1992 and 1993 are for Aristotle only. All references herein to the "Company" include Aristotle, ASI and Strouse. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                         Fiscal Years Ended             Six-Months Ended                Fiscal Years Ended
                                            December 31,                    June 30,                         June 30,
                                                                         (unaudited)
                                   ------------------------------------------------------------------------------------------------

                                        1991         1992(1)         1992         1993(2)         1994         1995        1996
                                   ------------------------------------------------------------------------------------------------

Consolidated statements of
 operations data:
Net sales                          $     ---       $     ---     $     ---      $     ---    $   5,538    $  21,701   $  24,062
                                   ---------       ---------     ---------      ---------    ---------    ---------   ---------
Costs and expenses:
 Costs of goods sold                     ---             ---           ---            ---        3,859       16,447      18,393
 Operating expenses                    1,729           1,484           444            651        1,977        5,481       5,043
 Reserve for subsidiary litigation     1,510       (   1,510)          ---            ---          ---          ---         ---
 Other income (expense)                  108           1,292         1,096            174          159    (     435)  (     553)
                                   ---------       ---------     ---------      ---------    ---------    ---------   ---------
 Income (loss) from continuing
  operations before income
  taxes and minority interest     (    3,131)          1,318           652      (     477)   (     139)   (     662)         73

 Income tax expense (benefit)(3)         312       (   1,481)    (   1,609)         4,287    (      20)          25   (   1,626)
 Minority interest                       ---             ---           ---            ---    (      60)   (     211)  (     231)
                                   ---------       ---------     ---------      ---------    ---------    ---------   ---------
 Income (loss) from continuing
  operations                       (   3,443)          2,799         2,261      (   4,764)   (     179)   (     898)  (   1,468)

 Loss from discontinued
  operations                       (  53,172)      (  59,727)    (  34,278)           ---          ---          ---         ---
                                   ---------       ---------     ---------      ---------    ---------    ---------   ---------

 Net income (loss)                 ($ 56,615)      ($ 56,928)    ($ 32,017)     ($  4,764)   ($    179)   ($    898)  $   1,468
                                   =========       =========     =========      =========    =========    =========   =========
 Net earnings (loss) per share:
 Continuing operations             ($   3.14)      $    2.55     $    2.06      ($   4.35)   ($   0.16)   ($   0.81)  $    1.30
 Discontinued operations           (   48.56)      (   54.51)    (   31.28)           ---          ---          ---         ---
                                   ---------       ---------     ---------      ---------    ---------    ---------   ---------

 Net earnings (loss) per
  primary share                    ($  51.70)      ($  51.96)    ($  29.22)     ($   4.35)   ($   0.16)   ($    .81)  $    1.30
                                   =========       =========     =========      =========    =========    =========   =========
 Weighted average shares
  outstanding (4)                  1,095,072       1,095,643     1,095,652      1,096,017    1,087,039    1,113,250   1,130,727

Consolidated balance sheet data:
 Total assets                         69,925          11,371        37,618         10,545       23,162       26,820      23,795
 Stockholders' equity                 67,827          10,897        35,810          6,159        5,805        4,996       6,530
 Long-term debt                         --              --            --             --            251       10,274       2,097

 -------------------------

(1) In October 1992, the Federal Deposit Insurance Corporation (the "FDIC") was appointed receiver for Aristotle's former subsidiary, First Constitution Bank (the "Bank"). Substantially all the Bank's operations have been shown as discontinued. The Company's accountants for the fiscal year ended December 31, 1992, KPMG Peat Marwick, declined to express an opinion as to the financial statements for fiscal 1992 because of uncertainties with respect to the Stockholder Litigation and the FDIC Claims. The Company has settled these disputes. See "Item 3. Legal Proceedings."
(2) Effective June 30, 1993, Aristotle changed its fiscal year end from December 31 to June 30.
(3) Income tax expense for the six-months ended June 30, 1993 includes a reserve of $4,300 for a potential tax claim by the FDIC. Income tax benefit for the year ended June 30, 1996 reflects a $1,650 benefit related to the settlement of the FDIC's Claims. See "Item 3. Legal Proceedings."
(4) The number of shares outstanding has been adjusted to reflect the one for ten reverse stock split that was effective on May 11, 1994.

                       SELECTED FINANCIAL DATA OF STROUSE
                             (Amounts in thousands)

     The following are selected financial data for Strouse presented on the historical basis of accounting for the fiscal years ended August 31, 1992 and June 30, 1993, 1994, 1995 and 1996. The selected financial data for the fiscal years ended June 30, 1993 and 1994 have not been audited, but, in the opinion of the management of Strouse, all adjustments necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                  Fiscal Year
                                     Ended
                                   August 31,                 Fiscal Years Ended June 30,
                                                    (unaudited)  (unaudited)
                                  -----------     ---------------------------------------------------
                                     1992             1993        1994        1995(1)        1996
                                  -----------     ---------------------------------------------------
Statements of operations data:
 Net sales                        $13,019          $14,966     $18,267        $21,701     $24,062
                                  -------          -------     -------        -------     -------
 Costs and expenses:
  Costs of goods sold (2)           8,515            9,996      12,831         16,403      18,050
  Product development                 375              378         433            485         523
  Selling, general and
   administrative (3)               3,051            3,428       4,362          4,134       3,852
  Restructuring charge                 --               --          --            219          --
  Interest expense                    387              395         486            823         914
                                  -------          -------     -------        -------     -------
                                   12,328           14,197      18,112         22,064      23,339
                                  -------          -------     -------        -------     -------
 Income (loss) before provision
  for income taxes                    691              769         155        (   363)        723
 Income tax expense (benefit)          20              191     (    98)       (    45)        276
                                  -------          -------     -------        -------     -------
 Net income (loss)                $   671          $   578     $   253        ($  318)    $   447
                                  =======          =======     =======        =======     =======

Balance sheet data:
Working capital                   $ 5,360          $ 5,429     $ 1,924        $10,604     $ 2,751
Total assets                        7,107            7,977      12,945         16,571      12,887
Stockholders' equity                  937            1,417       2,400          2,083       2,529
Long-term debt                      4,863            4,551         251         10,274       2,097

-----------------
(1) Effective June 30, 1994, Strouse changed its fiscal year end from August 31 to June 30.
(2) Costs of goods sold for the fiscal year ended June 30, 1994 includes $89 in transaction costs incurred in connection with the Acquisition.
(3)  Selling, general and administrative expenses for the fiscal year ended
     June 30, 1994 include $491 in transaction costs incurred in connection with the Acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Changes in the Business of Aristotle and the Methodology for Management's Discussion and Analysis of Financial Condition and Results of Operations

     Aristotle's business has changed substantially over the last three fiscal years. See "Item 1. Business-Background Regarding Aristotle." Aristotle has been, and continues to be, a holding company for its subsidiaries. From 1986 to 1992, its sole subsidiary was the Bank. From the time the Bank was seized by the FDIC in October 1992, until April 1994 when Aristotle acquired Strouse, Aristotle had no operating subsidiaries. From April 1994 on, the assets of the Company primarily consisted of the assets of Strouse, and the operations of the Company were substantially comprised of the operations of Strouse.

     This discussion and analysis of financial condition and results of operations will discuss and analyze the results of operations of the Company, on a consolidated basis, for the fiscal year ended June 30, 1996, as compared to the year ended June 30, 1995, and the fiscal year ended June 30, 1995, as compared to June 30, 1994. It will also discuss and analyze the financial condition of Strouse, on a stand alone basis, for the fiscal year ended June 30, 1995, as compared to the year ended June 30, 1994. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report. Effective June 30, 1993, the Company changed its fiscal year end from December 31 to June 30.

Results of Operations of the Company

Fiscal Year Ended June 30, 1996 as Compared to the Year Ended June 30, 1995

     The Company's net sales for the year ended June 30, 1996 increased 11% to $24,062,000, compared to net sales of $21,701,000 for the prior year. The increase was primarily generated by a $639,000 volume growth in shapewear products, a $795,000 volume growth in specialty brassiere products and a $927,000 impact from increased prices.

     The Company's gross profit for the year ended June 30, 1996 increased to $5,669,000 from $5,254,000 for the prior year, and gross margin percentage decreased to 23.6% from 24.2%. The increase in gross profit was mainly a result of sales growth. The decrease in gross margin percentage was primarily a result of higher manufacturing costs of $407,000, which reflected higher per unit costs resulting from the reductions in production and inventory levels, and the growth in the private label business (which contributes operating income margins comparable to Strouse's branded business, but at lower gross margins).

     Operating expenses included selling, general and administrative expenses, product development expenses, and restructuring charges. Selling, general and administrative expenses for the fiscal year ended June 30, 1996 were $4,520,000, versus $4,777,000 for the year ended June 30, 1995. The $257,000 decrease was principally a result of a reduction in administrative personnel and shareholder expenses, partially offset by increases in advertising costs and professional fees.

     Product development costs for the Company for the fiscal year ended June 30, 1996 were $523,000, compared to $485,000 for the corresponding period in 1995. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York Design Centers. The increase in costs reflects Strouse's continued investment in the product development process.

     Restructuring charges of $219,000 incurred for the year ended June 30, 1995 reflected costs related to Strouse's reduction in personnel at its New Haven, Connecticut facility. No restructuring charges were incurred during the fiscal year ended June 30, 1996.

     Other income included investment and interest income and expense. Investment and interest income was $312,000 and $321,000 in fiscal year ended June 30, 1996 and 1995, respectively. This income was principally generated by
(i) one investment account related to the FDIC tax dispute and subject to an escrow agreement with the FDIC or its affiliates, which as of June 30, 1996 had a balance of $3,982,000, and (ii) one investment account established in connection with the Acquisition and subject to an escrow and pledge agreement (the "Strouse Escrow Account") with the former Strouse stockholders (the "Former Strouse Stockholders"), which as of June 30, 1996 had a balance of $493,000.
The balance of the marketable security held in escrow is an IRS refund and its related interest income totaling $1,778,000, which in January 1996 was placed in an escrow account pending the resolution of the FDIC tax disputes. The two investment escrow accounts relating to the FDIC tax dispute are collectively referred to herein as the "FDIC Escrow Accounts."

     Interest expense for fiscal 1996 increased to $865,000 from $756,000 in the prior year. The increase primarily reflected higher borrowing levels to support working capital needs and business growth.

     The provisions for income taxes for the year ended June 30, 1996 was a benefit of $1,626,000, compared to an expense of $25,000 in the prior year. The fiscal 1996 benefit included a net benefit of $1,650,000 related to the settlement of the FDIC Claims, offset by a $24,000 expense. See "Item 3. Legal Proceedings." The $24,000 expense in fiscal 1996 and $25,000 in fiscal 1995 represented minimum state taxes. The Company did not pay federal taxes in fiscal 1996 or 1995 because its federal tax obligations were offset by the utilization of net operating loss carryforwards.

     Minority interest expense was $231,000 for the fiscal year ended June 30, 1996, versus $211,000 for the year ended June 30, 1995. The minority interest expense was principally due to preferred dividends paid and accrued during the year on outstanding preferred stock of ASI (the "ASI Preferred Stock") issued to the Former Strouse Stockholders in connection with the Acquisition.

Fiscal Year Ended June 30, 1995 as Compared to the Year Ended June 30, 1994

     The Company's net sales for the fiscal year ended June 30, 1995 were $21,701,000, versus net sales of $5,538,000 for the year ended June 30, 1994. This $16,163,000 increase reflected the operations of the Company's main subsidiary, Strouse, for the entire year ended June 30, 1995. The fiscal year ended June 30, 1994 only included the operations of Strouse for the period from the date following the Acquisition, April 12, 1994, to June 30, 1994.

     The Company's gross profit for the fiscal year ended June 30, 1995 was $5,254,000, versus gross profit of $1,679,000 for the year ended June 30, 1994. The increase reflected the operations of Strouse for the entire year ended June 30, 1995.

     Operating expenses included selling, general and administrative expenses, product development expenses, and in fiscal 1995, restructuring charges. Selling, general and administrative expenses for the fiscal year ended June 30, 1995 were $4,777,000, versus $1,875,000 for the year ended June 30, 1994.
Expenses incurred at Aristotle in fiscal 1995 were $643,000 for the year ended June 30, 1995, versus $967,000 for the fiscal year ended June 30, 1994. Expenses incurred at Aristotle were lower because of reductions in the compensation of Aristotle's officers. Aristotle's expenses also included Board of Directors fees, corporate insurance costs, stockholder expenses and professional fees. Expenses incurred by Strouse for the fiscal year ended June 30, 1995 were $4,134,000, versus $908,000 for the year ended June 30, 1994. The increase at Strouse reflects the operations for the entire year ended June 30, 1995.

     Product development costs for the Company for the fiscal year ended June 30, 1995 were $485,000, versus $102,000 for the year ended June 30, 1994. The increase reflects the operations of Strouse for the entire year ended June 30, 1995.

     Other income included investment and interest income and expense. Investment and interest income of $321,000 and $294,000 in fiscal year ended June 30, 1995 and 1994, respectively was principally generated by one of the FDIC Escrow Accounts and the Strouse Escrow Account with account balances totaling $4,682,000 and $4,638,000 in fiscal year ended June 30, 1995 and 1994, respectively.

     The Company's interest expense for the fiscal year ended June 30, 1995 was $756,000, versus $135,000 for the year ended June 30, 1994. The increase reflects the operations of Strouse for the entire year ended June 30, 1995.

     Minority interest expense was $211,000 for the fiscal year ended June 30, 1995, versus $60,000 for the year ended June 30, 1994. The minority interest expense is mainly due to dividends paid and accrued during the 1995 fiscal year on the ASI Preferred Stock for the entire year of fiscal 1995.


Results of Operations of Strouse

Year Ended June 30, 1995 as Compared to the Year Ended June 30, 1994

     Strouse's net sales for the year ended June 30, 1995 increased 19% to $21,701,000, compared to net sales of $18,267,000 for the prior year. The increase was generated by a $3,720,000 volume growth in shapewear products and a $311,000 impact from increased prices, partially offset by a $581,000 volume decrease in specialty brassiere products and increases in in-store markdowns and discounts for sales events.

     Strouse's price increases during the year ended June 30, 1995, expressed as a percentage of total price, were lower than the increase in the Consumer Price Index for the corresponding period. Strouse's private label business, represented 21.8% of revenues in the year ended June 30, 1995, compared to 0.4% in 1991.

     Gross profit for the year ended June 30, 1995 decreased to $5,298,000 from $5,436,000 for the prior year, and gross margin decreased to 24.4% from 29.8%. The decrease in gross margin was principally due to increased subcontracting costs, higher production scrap, growth in the private label business, costs incurred relating to the resourcing of manufacturing operations, and extra costs incurred in response to delayed deliveries from suppliers.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1995 were $4,134,000, compared to $4,362,000 for the corresponding period in 1994. Selling, general, and administrative expenses were comprised mainly of cooperative advertising, sales commissions, customer service, accounting, personnel, data processing, and administration departments, and professional fees. The $228,000 decrease principally reflects transaction costs of $491,000 incurred in connection with the Acquisition in 1994 and decreased advertising costs in 1995, partially offset by increased selling expenses of $276,000, resulting primarily from higher commissions and staffing for a fiscal 1995 merchandiser program.

     Product development costs for the fiscal year ended June 30, 1995 were $485,000, compared to $433,000 for the corresponding period in 1994. Product development costs primarily included compensation of Company personnel.

     Interest expense for 1995 increased to $823,000 from $486,000 in the prior year. The increase primarily reflected higher borrowing levels to support working capital needs and business growth.

     The provisions for income taxes for the year ended June 30, 1995 was a benefit of $45,000, compared to a benefit of $98,000 in the prior year. The benefit in 1995 resulted from operating losses incurred by Strouse in 1995. The benefit in 1994 was primarily due to the tax deduction of $620,000 generated by the exercise by management of Strouse of certain options to purchase Strouse common stock prior to the Acquisition and the payment of certain bonuses to management of Strouse equal, in the aggregate, to the net tax savings realized by Strouse and attributable to the disposition by such persons of certain Strouse stock acquired pursuant to the exercise of such options and the payment of such bonus.

Liquidity and Capital Resources of the Company

     During fiscal 1996, cash required to fund the working capital needs of Strouse was supplied principally through a line-of-credit facility and two term loan facilities with Fleet Bank, National Association ("Fleet"), trade credit, and internally generated funds. On October 3, 1996, Strouse terminated its credit agreement with Fleet and entered into a new credit agreement with Bank of Boston Connecticut. See "Item 1. Business-Financing" and Note 4 of the Notes to Consolidated Financial Statements.

     During fiscal 1996, cash required to fund the operations of Aristotle was supplied primarily through earnings generated from the FDIC Escrow Accounts and the Strouse Escrow Account, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and taxes received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse.

     In connection with the Acquisition, ASI issued to the Former Strouse Stockholders 245,381 shares of ASI Preferred Stock and Aristotle issued to the Former Strouse Stockholders 270,379 shares of voting preferred stock of Aristotle (the "Aristotle Preferred Stock"). The Former Strouse Stockholders may require that ASI repurchase each share of ASI Preferred Stock at various dates beginning in April 1996 for $10.00 per share, plus any accrued but unpaid dividends (the "Put Right"). In order to exercise the Put Right, a Former Strouse Stockholder must sell an equal number of shares of Aristotle Preferred Stock to Aristotle for $.001 per share. The Put Right is secured by the Strouse Escrow Account.

     In June 1995, Aristotle and ASI entered into an agreement with the Former Strouse Stockholders pursuant to which the Former Strouse Stockholders agreed
(i) to postpone the Put Right with respect to 52,691 shares of ASI Preferred Stock from April 1996 to April 1997, and (ii) to permit ASI to borrow funds from the Strouse Escrow Account to fund the Put Right. In exchange, ASI agreed to continue to pay dividends on certain ASI Preferred Stock through April 1997. In addition, ASI and Aristotle agreed that if Aristotle received a certain level of proceeds in connection with the FDIC Claims and the Stockholder Litigation (i) Aristotle would eliminate any deficit below $700,000 in the Strouse Escrow Account, and (ii) ASI would reinstitute the Put Right with respect to the 52,691 shares of ASI Preferred Stock. See "Item 3. Legal Proceedings."

     In April and May of 1996, four of the Former Strouse Stockholders, including three executive officers of the Company, exercised their Put Right and received an aggregate cash payment of $207,171 in exchange for 20,715 shares of ASI Preferred Stock and 20,715 shares of Aristotle Preferred Stock. In order to satisfy these Put Rights, ASI borrowed $207,171 from the Strouse Escrow Account.

     In May 1996, the Company settled the FDIC Claims and the Stockholder Litigation. In connection with the FDIC settlement, the Company retained $2,000,000 of the $5,760,000 in the FDIC Escrow Accounts and the balance of the FDIC Escrow Accounts was paid to the FDIC. After payment of its expenses, Aristotle will retain $1,650,000 and will utilize $207,171 of such proceeds to eliminate the deficit in the Strouse Escrow Account. ASI will also reinstitute the Put Right with respect to 52,691 shares of ASI Preferred Stock.

     If the Former Strouse Stockholders exercise their Put Right with respect to the remaining ASI Preferred Stock, then Aristotle would have to pay up to $2,247,000 during the next four fiscal years to such Stockholders as part of the Acquisition. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the acquisition. Any default in the payments due to the Former Strouse Stockholders could create a partial unwinding of the Acquisition. See Note 1 of the Notes to Consolidated Financial Statements.

     In order to meet its projected capital requirements and potential commitments to the Former Strouse Stockholders, the Company believes that it must either raise new equity capital or obtain additional financing or both. There can, however, be no assurance that the Company will be able to raise new equity capital or obtain additional financing.

Certain Factors That May Affect Future Results of Operations

     This report contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, market responses to pricing actions, continued competitive factors and pricing pressures, changes in product mix, the timely acceptance of new products, inventory risks due to shifts in market demand, the dependence by the Company on key customers, and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Income Taxes

     At June 30, 1996, the Company had federal and state tax carryforwards as follows:

          Federal net operating loss        $2,165,000
          Federal capital loss              $4,800,000
          State net operating loss          $2,600,000
          State capital loss                $9,800,000

     All federal net operating loss carryforwards expire by 2011 and all federal capital loss carryforwards expire by 1999. State of Connecticut net operating loss and capital loss carryforwards expire from 1997 to 2001.

     The Company has filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000,000 with respect to its stock in the Bank. As a result, it has also claimed tax refunds of approximately $10,800,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. On the basis of these amended filings, the Company's remaining Federal net operating loss carryforward would be approximately $32,100,000.

     On its return for 1992 as originally filed, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April 1992 as guidance for the application of Section 597 of the Internal Revenue Code of 1986, as amended and under Section 1.1502-20(g)(1) of the Federal Income Tax Regulations to (i) disaffiliate from the Bank for Federal income tax purposes and (ii) reattribute net operating losses of the Bank in excess of $81,000,000 to the Company. The application of the tax law with respect to the Company's election to disaffiliate from the Bank and to reattribute the Bank's net operating losses to the Company is not certain and, therefore, there is no assurance that the Company could succeed to any of the Bank's net operating losses. Moreover, no reattribution to the Company of the Bank's net operating losses will be permitted if the position taken by the Company on its amended returns is allowed.

     The Company's refund claims have not yet been reviewed or allowed by the Internal Revenue Service, and there is no assurance that they will be allowed. In addition, there is no assurance that the Company will be entitled to any net operating loss carryforward arising from, or with respect to its interest in the Bank. Even if the Company is entitled to any net operating loss carryforward arising from, or with respect to its interest in, the Bank, its ability to utilize such carryforward is dependent upon many factors including (1) the realization of taxable income by the Company, and (2) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company would be significantly reduced or eliminated. Accordingly, neither the refund claim nor the future benefit of these remaining net operating loss carryforwards have been reflected as tax assets in the accompanying consolidated financial statements.

     The Company believes, assuming that the former stockholders of Strouse currently own the maximum number of shares of Common Stock of Aristotle (the "Common Stock") they could acquire through the exercise of their various rights and options in the Acquisition, that the Company has not undergone an ownership change within the meaning of Section 382 of the Code. During the period which the Company has an unutilized federal net operating loss carryforward, which may be for many years into the future, particularly if the Company does succeed to a significant portion of the Bank's net operating loss carryforward, it will be necessary for the Company to determine whether an ownership change has occurred each time a new or existing stockholder becomes a 5% stockholder or an existing 5% stockholder increases its ownership interest. Except with respect to the Former Strouse Stockholders, the Company does not know of any stockholders who currently own or would own, upon the exercise of options or warrants, five percent or more of the Common Stock.

     At a special meeting of stockholders held on April 8, 1994, the stockholders voted to restrict certain share transfers because they could affect the Company's ability to use its net operating losses under Section 382. For state tax purposes the election to re-attribute the losses of the Bank to the Company is not applicable and it is unlikely that the Company will obtain any Connecticut tax loss carryforwards as a result of its disposition of the Bank.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          AS OF JUNE 30, 1996 AND 1995
                          ----------------------------
                 (dollars in thousands, except for share data)


            ASSETS                                      1996        1995
            ------                                      ----        ----
Current assets:
 Cash and cash equivalents                             $    99     $   188
 Marketable securities held in escrow,
  at market value                                        6,253           -
 Accounts receivable, net of reserves of
  $242 and $171                                          2,834       4,498
 Inventories                                             9,478      11,782
 Other current assets                                      359         867
                                                       -------     -------
   Total current assets                                 19,023      17,335
                                                       -------     -------
Property and equipment, net                              1,684       1,517
                                                       -------     -------
Other assets:
 Marketable securities held in escrow, at
  market value                                               -       4,682
 Employee notes receivable                                 354         354
 Goodwill, net of amortization of $101 and $52           1,845       1,894
 Deferred tax asset                                        630         725
 Other noncurrent assets                                   259         313
                                                       -------     -------
                                                         3,088       7,968
                                                       -------     -------
                                                       $23,795     $26,820
                                                       =======     =======


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
  Notes payable and current maturities
    of long-term debt                                    $   6,055     $     548
  FDIC tax refund claim payable                              3,760             -
  Accounts payable                                           1,372         2,367
  Accrued expenses                                             919         1,304
  Deferred tax liability                                       630           725
                                                         ---------     ---------
                  Total current liabilities                 12,736         4,944
                                                         ---------     ---------

Long-term debt, less current maturities                      2,097        10,274
Reserve for potential FDIC tax refund claim                      -         3,982
                                                         ---------     ---------
                                                             2,097        14,256
                                                         ---------     ---------
                  Total liabilities                         14,833        19,200
                                                         ---------     ---------

Minority interest in subsidiary's preferred stock            2,247         2,454
                                                         ---------     ---------
Minority interest in subsidiary's common stock                 182           167
                                                         ---------     ---------
Commitments and contingencies (Note 5)

Redeemable preferred stock, $.01 par value
  3,000,000 shares authorized; 101,976 and
  122,691 shares of Series A for 1996 and 1995,
  respectively, 61,345 shares Series B, 61,345
  shares Series C and 24,998 shares Series D
  issued and outstanding                                         3             3
                                                         ---------     ---------
Stockholders' equity:
  Common stock, $.01 par value, 3,000,000
    shares authorized, 1,105,801 shares
    issued and outstanding                                      11            11
  Additional paid-in capital                               159,762       159,843
  Retained earnings (deficit)                             (153,245)     (154,713)
  Treasury stock, at cost, 1,287 shares in
    1996 and 17,361 shares in 1995                              (8)         (151)
  Net unrealized investment gains                               10             6
                                                         ---------     ---------
                  Total stockholders' equity                 6,530         4,996
                                                         ---------     ---------
                                                         $  23,795     $  26,820
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

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                ------------------------------------------------
                 (dollars in thousands, except per share data)




                                                    1996        1995       1994
                                                    ----        ----       ----

Net sales                                         $24,062     $21,701     $5,538
Cost of goods sold                                 18,393      16,447      3,859
                                                  -------     -------     ------
             Gross profit                           5,669       5,254      1,679

Operating expenses:
  Selling                                           2,660       2,826        704
  General and administrative                        1,860       1,951      1,171
  Product development                                 523         485        102
  Restructuring charges                                 -         219          -
                                                  -------     -------     ------
             Operating income (loss)                  626        (227)      (298)
                                                  -------     -------     ------

Other income (expense):
  Investment and interest
    income                                            312         321        294
  Interest expense                                   (865)       (756)      (135)
                                                  -------     -------     ------
                                                     (553)       (435)       159
                                                  -------     -------     ------
             Income (loss) before income
               taxes and minority interest             73        (662)      (139)

Income tax expense (benefit)                       (1,626)         25        (20)
                                                  -------     -------     ------
             Income (loss) before minority
               interest                             1,699        (687)      (119)

Minority interest                                    (231)       (211)       (60)
                                                  -------     -------     ------

Net income (loss)                                 $ 1,468     $  (898)    $ (179)
                                                  =======     =======     ======

Net income (loss) per share:
  Primary                                           $1.30       $(.81)     $(.16)
                                                  =======     =======     ======
  Fully-diluted                                     $1.17       $(.81)     $(.16)
                                                  =======     =======     ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                ------------------------------------------------
                             (dollars in thousands)


                                                                                         Net
                                                                                     Unrealized
                                           Additional      Retained                  Investment
                               Common        Paid-in       Earnings     Treasury        Gains
                                Stock        Capital      (Deficit)       Stock       (Losses)       Total
                              ---------    -----------    ----------    ---------    -----------    -------

Balance, June 30, 1993        $ 11,058       $149,633     $(153,636)    $   (896)    $        -     $6,159

Net loss                             -              -          (179)           -              -       (179)

Net unrealized
  investment loss                    -              -             -            -            (64)       (64)

Issuance of treasury
  stock to directors                 -           (854)            -          896              -         42

Purchase of treasury
  stock                              -              -             -         (143)             -       (143)

Ten to one reverse
  stock split and
  change in par value          (11,047)        11,037             -            -              -        (10)
                              --------     ----------     ---------     --------     ----------     ------

Balance, June 30, 1994              11        159,816      (153,815)        (143)           (64)     5,805

Net loss                             -              -          (898)           -                      (898)

Purchase of treasury
  stock                              -              -             -          (11)             -        (11)

Issuance of treasury
  stock to directors                 -             27             -            3              -         30

Net unrealized
  investment gain                    -              -             -            -             70         70
                              --------     ----------     ---------     --------     ----------     ------

Balance, June 30, 1995              11        159,843      (154,713)        (151)             6      4,996

Net income                           -              -         1,468            -              -      1,468

Issuance of treasury
  stock to directors                 -            (81)            -          143              -         62

Net unrealized
  investment gain                    -              -             -            -              4          4
                              --------     ----------     ---------     --------     ----------     ------
Balance, June 30, 1996        $     11       $159,762     $(153,245)    $     (8)    $       10     $6,530
                              ========     ==========     =========     ========     ==========     ======

                  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                ------------------------------------------------
                             (dollars in thousands)


                                                     1996        1995        1994
                                                   --------    --------    --------

Cash flows from operating activities:
 Net income (loss)                                 $ 1,468     $  (898)    $  (179)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                       461         355          46
   Gain on settlement of FDIC claim                 (2,000)          -           -
   Loss on sale of investments held
    for sale                                             -           -          48
   Issuance of treasury stock for
    services                                            62          30          42
   Changes in assets and liabilities:
    Accounts receivable                              1,664        (934)       (687)
    Inventories                                      2,304      (1,711)         98
    Other assets                                       552         200          39
    Proceeds from tax carryback claim                1,778           -           -
    Accounts payable                                  (995)        464        (400)
    Accrued expenses                                  (385)        214        (420)
                                                   -------     -------     -------
     Net cash provided by (used
      in) operating activities                       4,909      (2,280)     (1,413)
                                                   -------     -------     -------

Cash flows from investing activities:
 Increase in notes from employees                        -           -        (354)
 Purchase of marketable securities held
  in escrow                                         (1,778)         26        (701)
 Sale of marketable securities                         207           -           -
 Repurchase of ASI Preferred Stock                    (207)          -           -
 Purchase of property and equipment                   (565)       (640)       (113)
 Purchase of subsidiary, net of acquired
  cash of $589                                           -        (184)     (2,617)
 Minority interest                                      15          29          12
                                                   -------     -------     -------
     Net cash provided by (used
      in) investing activities                      (2,328)       (769)     (3,773)
                                                   -------     -------     -------

Cash flows from financing activities:
 Net borrowings (payments) under
  line of credit                                    (2,412)        996        (479)
 Borrowings under term notes                             -       2,500           -
 Proceeds from issuance of debt                        140           -           -
 Principal debt payments                              (398)       (260)        (12)
 Purchase of treasury stock                              -         (11)       (143)
                                                   -------     -------     -------
     Net cash provided by (used
      in) financing activities                      (2,670)      3,225        (634)
                                                   -------     -------     -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (89)        176      (5,820)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                   188          12       5,832
                                                   -------     -------     -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                     $    99     $   188     $    12
                                                   =======     =======     =======
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
  Interest                                         $   876     $   690     $   137
                                                   =======     =======     =======
  Income taxes                                     $    31     $  (216)    $   (72)
                                                   =======     =======     =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                             JUNE 30, 1996 AND 1995
                             ----------------------



1. Basis of Presentation and Nature of Business:
   ---------------------------------------------

   The Aristotle Corporation ("Aristotle" or the "Company"), through its wholly-owned subsidiary Aristotle Sub., Inc. ("ASI"), owns approximately 97% of The Strouse, Adler Company ("Strouse"). Strouse, which was acquired on April 11, 1994 in a transaction accounted for as a purchase (the "Acquisition"), designs, manufactures and markets women's intimate apparel. Prior to October 2, 1992, Aristotle was the holding company of First Constitution Bank (the "Bank"). On October 2, 1992, the Federal Deposit Insurance Corporation ("FDIC") was appointed as receiver of the Bank and Aristotle wrote off its investment in the Bank.

   The total Acquisition cost of Strouse was $5,990,000 (including expenses of the Acquisition of $610,000) of which: (i) $2,454,000 represented the issuance of 122,691 shares of 8.9% Series A, 61,345 shares of 8.9% Series B and 61,345 shares of 8.9% Series C preferred stock of ASI (collectively referred to herein as the "ASI Preferred Stock"), valued at its redemption value of $10 per share; (ii) $125,000 represented the value of 25,000 common shares of ASI issued at the Acquisition (the "ASI Common Stock");
   (iii) $2,617,000 was cash paid at date of acquisition; and (iv) $184,000 represented the August 31, 1994 Additional EBIT Consideration (see below). The fair value of assets purchased and liabilities assumed amounted to $14,934,000 and $10,890,000, respectively. The excess of cost over the fair value of net assets acquired amounted to $1,946,000, which is being amortized over forty years.

   The operating results of Strouse are included in the consolidated financial statements since the date of the Acquisition.

   Operating results for the year ended June 30, 1994 on a pro forma basis as though Strouse was acquired as of July 1, 1993 are:

                                                     (Dollars in Thousands
                                                       except share data)
                                                       ------------------
                                                           (Unaudited)
          Net sales                                          $18,267
          Net loss                                              (132)
          Net loss per share                                 $  (.12)

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

The Acquisition agreements (the "Acquisition Agreements") provided that the former stockholders of Strouse (the "Strouse Stockholders") could receive additional consideration (the "Additional EBIT Consideration"), the amount of which would be based upon the earnings before interest and income tax ("EBIT") of Strouse, calculated on an August 31 fiscal year through August 31, 1996, with the maximum amount of such consideration not to exceed $1,854,000. Of each years Additional EBIT Consideration, if any, 80% would be paid in cash and 20% would be paid in ASI Common Stock, with such Common Stock convertible into Common Stock of Aristotle (the "Aristotle Common Stock"). Additional EBIT Consideration of $184,000 was paid to the Strouse Stockholders for the year ended August 31, 1994. In accordance with the Acquisition Agreements, $147,270 of the Additional EBIT Consideration was paid in cash and $36,817 was paid through the issuance of 8,424 shares of ASI Common Stock. No Additional EBIT Consideration was earned for the year ended August 31, 1995 and no additional EBIT Consideration has been recognized during the current fiscal year as the EBIT target is not expected to be met for the year ending August 31, 1996.

The 25,000 shares of ASI Common Stock issued at the date of Acquisition to the Strouse Stockholders pursuant to the Acquisition represented 2.22% of the outstanding ASI Common Stock. The Strouse Stockholders also received options (the "ASI Options") to purchase 25,000 additional shares of ASI Common Stock at $5.45 per share. The ASI Common Stock exercisable pursuant to the ASI Options represented an additional 2.13% of the outstanding ASI Common Stock at date of Acquisition, if exercised. After recognition of the fiscal 1994 Additional EBIT Consideration, and the bonuses paid pursuant to the Employment Agreements (see
Note 5), the Strouse Stockholders hold 33,424 shares of ASI Common Stock (2.95% of the outstanding shares of ASI Common Stock as of June 30, 1996) and ASI Options to purchase 35,208 shares of ASI Common Stock (an additional 3% of the outstanding shares of ASI Common Stock, if exercised, as of June 30, 1996).

The ASI Preferred Stock had an original liquidation preference of $2,454,000 in the aggregate, or $10 per share. Dividends at the rate of 8.9% per annum are payable on the ASI Preferred Stock until the later of: (i) the dates on which the Put Right (as defined below) is exercised (between April 11, 1996 and April 11, 2001); and (ii) the first date upon which Aristotle has sufficient audited financial statements in order to satisfy the requirements for filing a registration statement under the federal securities laws pursuant to which the shares of Aristotle's Common Stock issued to the Strouse Stockholders can be registered for sale. Aristotle is obligated to pay the costs of such registration under the Acquisition Agreements. The ASI Preferred Stock is redeemable by ASI.

Aristotle has issued to the Strouse Stockholders warrants (the "Warrants") that permit the holders of the Warrants to exchange their ASI Preferred Stock and/or ASI Common Stock for Aristotle Common Stock. After recognition of the fiscal 1994 Additional EBIT Consideration, the bonuses paid pursuant to the Employment Agreements (see Note 5), and exercise of Put Right (as defined below) the Strouse Stockholders hold warrants that entitle them to purchase 362,508 shares of Aristotle Common Stock, which, if exercised, would represent 24.7% of the outstanding Aristotle Common Stock as of June 30, 1996. If the Strouse Stockholders do not exercise their Warrants and exchange their ASI Preferred Stock for Aristotle

Common Stock, they have the right to put such shares of ASI Preferred Stock back to Aristotle (the "Put Right") for $2,454,000, plus any accrued and unpaid dividends, beginning April 11, 1996. The Put Right is secured by an investment account established in connection with the Acquisition and subject to an escrow and pledge agreement with the Strouse Stockholders (the "Strouse Escrow Account"), which as of June 30, 1996 had a balance of $493,000 (see Note 3). The Strouse Escrow Account is contained within marketable securities held in escrow at market value in the accompanying consolidated balance sheets.

In June 1995, Aristotle and ASI entered into an agreement with the Strouse Stockholders pursuant to which the Strouse Stockholders agreed (i) to postpone the Put Right with respect to 52,691 shares of ASI Preferred Stock from April 1996 to April 1997 (i.e., to limit the Put Right during April 11, 1996 to April 10, 1997 to $700,000), and (ii) to permit ASI to borrow funds from the Strouse Escrow Account to fund the Put Right. In exchange, ASI agreed to continue to pay dividends on certain ASI Preferred Stock through April 1997. In addition, as a result of the FDIC Claims and Stockholder Litigation settlements (see Note 5) ASI and Aristotle agreed that (i) Aristotle would eliminate any deficit below $700,000 in the Strouse Escrow Account, and (ii) ASI would reinstitute the Put Right with respect to the 52,691 shares of ASI Preferred Stock (see Note 5).

During fiscal 1996, four of the Strouse Stockholders, including three executive officers of the Company, exercised their Put Right and received an aggregate cash payment of $207,000 in exchange for 20,715 shares of ASI Preferred Stock and 20,715 shares of Aristotle Preferred Stock (see below). In order to satisfy these Put Rights, ASI borrowed $207,000 from the Strouse Escrow Account.

In connection with the Acquisition, Aristotle also issued 270,379 shares of voting preferred stock, which shares will not have the right to receive dividends and will not share in the proceeds from any liquidation of the assets of Aristotle (the "Aristotle Preferred Stock"). The Aristotle Preferred Stock has one vote per share or aggregate voting power of 19.65% of all of the issued and outstanding capital stock of Aristotle, with respect to matters other than the election of directors and auditors. As a condition to the exercise of any Warrant, the exercise of the Put Right, or the redemption of the ASI Preferred Stock, the Strouse Stockholders must redeem the Aristotle Preferred Stock for $.001 per share. The Aristotle Preferred Stock will automatically be redeemed, for $.001 per share, at various dates beginning on and after April 11, 1996, or upon the cessation of the voting rights of the Aristotle Preferred Stock. During fiscal 1996, 20,715 shares of Aristotle Preferred Stock were redeemed in connection with the fiscal 1996 Put Right (see above).

The Acquisition Agreements provide for loans from the Company at 8.9% interest to the Strouse Stockholders aggregating $707,000, of which $354,000 was outstanding at June 30, 1996 and 1995. The Acquisition Agreements also provide that the Strouse Stockholders have the right to require a partial unwinding (the "Partial Unwinding") of the Acquisition if the net worth of Aristotle, as defined in the Acquisition Agreements, falls below $1,000,000 during a five-year period subsequent to April 11, 1994. A Partial Unwinding would result in the return by ASI to the Strouse Stockholders of 59% of the outstanding common stock of Strouse in exchange for an amount of ASI Preferred Stock, Aristotle Common Stock and cash that, taken together, have the aggregate value of $2,100,000.

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


2. Significant Accounting Policies and Other Matters:
   -------------------------------------------------

   Principles of consolidation -
   ---------------------------

   The consolidated financial statements include the accounts of Aristotle and its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and cash equivalents -
   -------------------------

   Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

   Inventories -
   -----------

   Inventories are valued at the lower of cost, using the last-in, first- out method (LIFO), or market.

   As a result of the application of purchase accounting to the Acquisition in 1994, the financial accounting basis of the Company's inventories changed, while the basis for federal income tax reporting purposes did not. Accordingly, as of June 30, 1996, the LIFO inventories reflected in the accompanying consolidated balance sheet are stated at an amount $1,688,000 greater than LIFO inventories reported for federal income tax purposes.

   At June 30, 1996 and 1995, inventories consisted of the following (in thousands):

                               1996      1995
                              ------    -------

       Raw materials          $2,173    $ 2,600
       Work-in-process         2,346      4,503
       Finished goods          4,159      3,472
                              ------    -------
                               8,678     10,575
       LIFO reserve              800      1,207
                              ------    -------
                              $9,478    $11,782
                              ======    =======

During fiscal 1996, the Company liquidated certain LIFO inventories that were carried at higher costs than those prevailing in the current year. The effect of this liquidation was to decrease operating profit by approximately $407,000.

Property and equipment -
----------------------

Property and equipment are recorded at cost and are depreciated or amortized, using the straight-line method, over their estimated useful lives of five to ten years.

At June 30, 1996 and 1995, property and equipment consisted of the following (in thousands):

                                                1996              1995
                                               -------           -------

      Machinery and equipment                  $1,536            $1,002
      Furniture and fixtures                       18                42
      Leasehold improvements                      269               213
      Equipment under capital lease               600               600
                                               ------            ------
                                                2,423             1,857

      Less accumulated depreciation and
        amortization                             (739)             (340)
                                               ------            ------
                                               $1,684            $1,517
                                               ======            ======


Expenditures for repairs and maintenance are charged against income as incurred. Renewals and betterments are capitalized.

Goodwill -
--------

The excess of cost over the fair value of net tangible and identifiable intangible assets acquired resulted from the Acquisition and is being amortized using the straight-line method over 40 years.

The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.

Income (loss) per share -
-----------------------

Income (loss) per share is computed using the weighted average common shares after giving retroactive effect to the 10 to 1 reverse stock split (effected in May 1994) for all years presented. For purposes of computing primary net income (loss) per share, weighted average shares for fiscal 1996, 1995 and 1994 were 1,130,727, 1,113,250 and 1,087,039, respectively. For fiscal 1996, the weighted average shares for purposes of the fully-diluted calculation was 1,441,383 and for fiscal 1995 and 1994, the effect of conversion of the underlying securities would have been anti-dilutive.

Revenue recognition -
---------------------

The Company recognizes revenue as the product is shipped to its customers.

Co-op advertising -
-------------------

The Company grants customers a co-op advertising credit relating to qualified advertising and promotional costs incurred by the customer in promoting the Company's products. These credits are recognized in the Company's consolidated financial statements as the advertising costs are incurred.

Principal supplier -
--------------------

In 1996, 1995 and 1994, approximately 95%, 85% and 81%, respectively, of the Company's products were manufactured and sewn in the Caribbean, with approximately 68%, 60% and 57%, respectively, of the Company's products assembled in Santo Domingo, Dominican Republic.

Restructuring charges -
-----------------------

In 1995, the Company recognized a $219,000 restructuring charge related to curtailing certain manufacturing operations at the New Haven facility and the termination of employees.

Concentration of sales and credit risk -
----------------------------------------

Substantially all of the Company's accounts receivable reflected in the accompanying consolidated balance sheets are from a diverse group of retailers. Net sales to three customers accounted for approximately 17%, 13% and 12% of total net sales in 1996, two customers accounted for approximately 14% and 11% of total net sales in 1995 and one customer accounted for approximately 11% of total net sales in 1994.

Investments in debt and equity securities -
-------------------------------------------

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

Disclosures about fair value of financial instruments -
-------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, accounts receivable, marketable securities, employee notes
----------------------------------------------------------------
receivable, payables, accrued expenses and FDIC tax refund claim -
------------------------------------------------------------------

For these short-term account balances, the carrying amount is a reasonable estimate of fair value.

       Notes payable and long-term debt -
       ----------------------------------

       The carrying amount is a reasonable estimate of fair value as the debt is frequently repriced and there has been no significant change in credit risks and interest rates since the financing was obtained or repriced.

Reclassifications -
--------------------

Certain reclassifications have been made to the 1994 and 1995 financial statements to make them consistent with the 1996 presentation.

Use of estimates -
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently issued accounting standards -
--------------------------------------

In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). SFAS 121 requires a company to review long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt SFAS 121 no later than fiscal 1997, although earlier implementation is permitted. SFAS 121 is required to be applied prospectively for assets to be held and used. The Company does not believe the adoption of the new standard will have a significant impact on the Company's results of operations or financial position.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (SFAS 123). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued for Employees" (Opinion 25). Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company is required to adopt SFAS 123 during fiscal 1997. Based upon the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations because the Company intends to make pro forma disclosures to comply with this statement.

3. Marketable Securities Held in Escrow:
   -------------------------------------

   To enable the Strouse Stockholders to effectuate the Partial Unwinding, and to secure the obligations of the Company to pay dividends on the ASI Preferred Stock and to repurchase the ASI Preferred Stock if the Strouse Stockholders exercise their Put Rights, the Company has pledged 59% of the outstanding common stock of Strouse and the Strouse Escrow Account, which as of June 30, 1996 had a balance of $493,000 (see Note 1). Strouse also granted to the Strouse Stockholders a security interest in all of its assets to secure such obligations.

   Under an agreement with the Office of Thrift Supervision and a court order with the FDIC, as of June 30, 1996, the Company had placed $5,760,000 (the "Principal Amount") in two escrow accounts (the "FDIC Escrow Accounts") that were established to provide a vehicle to pay possible amounts arising from disputed tax refunds based on a tax sharing agreement between Aristotle and the Bank. The Company may withdraw interest and dividend income earned on $3,982,000 of the Principal Amount. The potential amount of the full loss arising from the disputed tax refunds was provided for in 1993. Subsequent to yearend, the Company entered into a settlement agreement whereby $3,760,000 of the escrow amount will be remitted to the FDIC and $2,000,000 will be retained by the Company (see Note 5).

   The funds relating to the above mentioned escrow arrangements are invested in U.S. Treasuries and high-grade corporate debentures which mature at various dates through 1998. These securities have been classified as available for sale and an unrealized holding gain (loss) of approximately $10,000, $6,000 and ($64,000) is recorded as a component of stockholders' equity as of June 30, 1996, 1995 and 1994, respectively. As these securities mature, the proceeds will be invested in United States Treasury Notes with a maturity of not more than 120 days.

   Investment securities available for sale relating to the above escrow arrangements are summarized as follows (dollars in thousands):

                                             June 30, 1996
                                ---------------------------------------
                                Amortized    Unrealized    Gross Market
                                  Cost         Gains          Value
                                ---------    ----------    ------------

Company obligations:
U.S. Treasuries maturing
 in 1 to 5 years                $     171    $        -    $        171
Corporate debt maturing
 in 1 to 5 years                      156             -             156
Cash equivalents and
 interest receivable                  166             -             166
                                ---------    ----------    ------------
                                      493             -             493
                                ---------    ----------    ------------

                                               June 30, 1996
                                          ----------------------
                                           Amortized  Unrealized     Gross Market

                                              Cost        Gains          Value
                                              ----        -----          -----
FDIC Escrow Accounts:  tax claim:
  U.S. Treasuries maturing
   in 1 to 5 years                               1,793             5     1,798
  Corporate debt maturing
   in 1 to 5 years                               1,885             5     1,890
  U.S. Treasury securities
   maturing 1 to 5 years                         1,778             -     1,778
  Cash equivalents and
   interest receivable                             294             -       294
                                                ------    ----------    ------
                                                 5,750            10     5,760
                                                ------    ----------    ------
 Total                                          $6,243           $10    $6,253
                                                ======    ==========    ======

                                                 June 30, 1995
                                            ------------------------
                                                                        Gross
                                             Amortized    Unrealized    Market
                                               Cost         Gains       Value
                                             ---------    ----------    ------
 Company obligations:
  U.S. Treasuries maturing
   in 1 to 5 years                              $  171    $        -    $  171
  Corporate debt maturing
   in 1 to 5 years                                 157             -       157
  Cash equivalents and
   interest receivable                             372             -       372
                                                ------    ----------    ------
                                                   700             -       700
                                                ------    ----------    ------

 FDIC Escrow Accounts re:  tax claim:
  U.S. Treasuries maturing
   in 1 to 5 years                               1,804             6     1,810
  Corporate debt maturing
   in 1 to 5 years                               2,029             -     2,029
  Cash equivalents and
   interest receivable                             143             -       143
                                                ------    ----------    ------
                                                 3,976             6     3,982
                                                ------    ----------    ------
    Total                                       $4,676           $ 6    $4,682
                                                ======    ==========    ======


                                                   June 30, 1994
                                         ----------------------------------
                                                                     Gross
                                         Amortized    Unrealized     Market
                                           Cost         Losses       Value
                                         ---------    -----------    ------

Company obligations:
 U.S. Treasuries maturing
  in 1 to 5 years                           $  355          $ (6)    $  349
 Corporate debt maturing
  in 1 to 5 years                              347            (4)       343
                                            ------          ----     ------
                                               702           (10)       692
                                            ------          ----     ------

FDIC Escrow Accounts:  tax claim:
 U.S. Treasuries maturing
  in 1 to 5 years                            1,838           (20)     1,818
 Corporate debt maturing
  in 1 to 5 years                            2,162           (34)     2,128
                                            ------          ----     ------
                                             4,000           (54)     3,946
                                            ------          ----     ------
   Total                                    $4,702          $(64)    $4,638
                                            ======          ====     ======

4. Notes Payable and Long-Term Debt:
   ---------------------------------

   Line of credit and term notes -
   -------------------------------

   As of June 30, 1996, Strouse had outstanding borrowings of $7,613,000 pursuant to a Bank debt facility (the Credit Agreement), of which $2,222,000 related to a term loan, $116,000 related to a note payable and $5,275,000 was a revolving loan. The Credit Agreement as of June 30, 1996 required that Strouse meet various restrictive covenants and that all outstanding obligations be satisfied prior to October 31, 1997. In October 1996, Strouse entered into a new credit agreement (New Credit Agreement) with another bank which, among other things, adjusted the maturity date, the interest rate and the financial and nonfinancial covenants.

   Notes payable and long-term debt at June 30, 1996 and 1995, after consideration of the New Credit Agreement, consisted of the following (in thousands):

                                             1996      1995
                                            ------    -------

Borrowings under bank line of credit        $5,613    $ 7,687

Term notes payable to bank                   2,000      2,389

Capital lease obligation                       374        495

Other                                          165        251
                                            ------    -------
Total                                        8,152     10,822
Less current maturities                      6,055        548
                                            ------    -------
                                            $2,097    $10,274
                                            ======    =======

The New Credit Agreement provides for a Revolving Loan and a $2,000,000 Term Loan. Borrowings of up to $8,000,000 are available under the Revolving Loan, with such borrowings limited to 80% of eligible accounts receivable, 50% of eligible raw material inventory and 60% of eligible finished goods inventory, as defined. In addition to the primary borrowings, the New Credit Agreement will permit advances to exceed the formula amounts (the seasonal "Overadvance") by up to $750,000 during the first year and reducing to $500,000 thereafter (so long as the total line-of-credit is not more than the maximum borrowings allowed and the Overadvance reduces to zero for 30 consecutive days per annum). The New Credit Agreement matures in September 1999.

The interest rate on the Revolving Loan will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3% per annum based on the level of total liabilities to total net worth, as defined. In addition, the amended credit agreement provides for a .35% per annum commitment fee on the unused portion of the Revolving Loan.

The Term Loan will bear interest at prime plus .75%, Eurodollar plus 2.5% or at a fixed rate of cost of funds plus 2.25%. The Term Loan has a three year term and requires principal payments to reduce the amount outstanding based on a ten year amortization.

Under the provisions of the New Credit Agreement, Strouse would be required to prepay its Term Loan by an amount, if any, equal to 25% of its excess cash flow, as defined, for a fiscal year.

The New Credit Agreement requires that Strouse maintain certain financial ratios in connection with these loans. These covenants, which use the first-in, first-out (FIFO) inventory costing methodology, requires that Strouse maintain
(a) an interest coverage ratio, as defined, of 1.75 to 1.0, (b) a debt service coverage ratio, as defined, of 1.10 to 1.0, (c) a debt to net worth ratio, as defined, of 6.0 to 1.0 at September 30, 1996 and decreasing thereafter to 4.0 to
1.0 in fiscal 1999 and (d) a profitability requirement, as defined.

Borrowings under the New Credit Agreement are collateralized by substantially all of the assets of Strouse and are guaranteed by Aristotle and ASI, with each guaranty limited to $2,000,000. Aristotle will secure its guaranty with $500,000 to be held by and pledged to the Bank. In addition, the New Credit Agreement restricts the amount of dividends that Strouse can pay to ASI or Aristotle.

Capital lease obligation -
--------------------------

During fiscal 1995, Strouse entered into a capital lease obligation with one of their principal suppliers to lease the supplier's land, building, machinery and equipment. Under the terms of the lease, Strouse makes quarterly payments of $81,250, $87,500, and $93,750, for principal, interest and executor costs, for calendar years 1995, 1996 and 1997, respectively. The imputed interest rate on the obligation is 9.0% per annum. Included in the accompanying consolidated balance sheet is $600,000 of land, building and equipment under capital lease, net of accumulated depreciation of $77,000 and $39,000 at June 30, 1996 and 1995, respectively, resulting from this lease commitment.

In connection with this lease, Strouse has the option to purchase the land, building, machinery and equipment for $700,000.

   Aggregate maturities of all long-term debt and notes payable for each of the succeeding five years subsequent to June 30, 1996 and thereafter are as follows (in thousands):

          Year Ending
            June 30,                                  Amount
         ---------------                              ------

         1997                                         $6,055
         1998                                            304
         1999                                            181
         2000                                            193
         2001                                            199
         Thereafter                                    1,220
                                                      ------
         Total                                        $8,152
                                                      ======


5. Commitments and Contingencies:
   ------------------------------

   Lease commitments -
   -------------------

   The Company is the lessee of space in its New Haven facility from a related party. The agreement provides that the Company will pay for its prorated portion of operating expenses associated with the building. In addition, Strouse leases showroom space in New York City. Rent expense under these operating leases amounted to approximately $454,000 and $474,000 for the years ended June 30, 1996 and 1995 and $118,000 for the period from the Acquisition to June 30, 1994.

   At June 30, 1996, approximate future minimum payments including current escalations for operating expenses under these operating leases are as follows (in thousands):

          Year Ending
            June 30,                                  Amount
         ---------------                              ------

         1997                                           $512
         1998                                            523
         1999                                            549
         2000                                            577

Guarantee -
-----------

   Strouse has guaranteed annuity payments to the participants of a terminated Company pension plan. The payments are currently being satisfied under an annuity contract with an insurance company.

Contingencies -
---------------

   In April 1995, the FDIC filed a complaint related to the matter captioned Federal Deposit Insurance Corporation vs. The Aristotle Corporation, in the United States District Court for the District of Connecticut. The FDIC claimed that it was entitled to income tax refunds previously received and yet to be received by Aristotle.

In addition, the Company was aware that the FDIC was preparing claims against certain former officers and directors of the Bank based on alleged negligence in approving certain loans that the Bank made and subsequently lost money on when borrowers defaulted. Under Delaware law and under Aristotle's bylaws, Aristotle may have had an obligation to indemnify these officers and directors for expenses and liabilities incurred by them in connection with any action the FDIC brought to enforce its claims.

The Company, the FDIC and certain other interested parties entered into a settlement agreement dated May 29, 1996 regarding the foregoing asserted claims and potential claims (the "FDIC Claims"). Under the settlement agreement, the Company retained $2,000,000 of the disputed $5,760,000 in tax refunds. Accordingly, the Company has recorded an income tax benefit, net of legal costs, as a result of the above agreement (see Note 7). The FDIC received the balance of the tax refunds. The FDIC and Aristotle each dismissed the above-captioned action, as it related to the other party. As part of the settlement agreement, the FDIC released Aristotle, certain of Aristotle's former officers and directors, and certain officers and directors of the Bank from any claims pertaining to the operations or failure of the Bank. Aristotle released the FDIC from all claims relating to the Bank.

During 1990, two separate purported stockholder class actions were commenced in the United States District Court for the District of Connecticut and a consolidated complaint, captioned In Re: First Constitution Stockholders Litigation, was filed on August 3, 1990 (the "Stockholder Litigation"). The consolidated complaint alleged, among other things, that during the purported class period (January 25, 1989 to April 5, 1990), the Company, a former director and certain former officers acted to inflate the price of the Aristotle Common Stock by issuing materially false and misleading statements on omissions. The consolidated complaint also alleged claims based on common law fraud and misrepresentation, and sought unspecified damages, as well as recovery of attorneys' fees.

On May 23, 1996, the plaintiffs, Aristotle and the individual defendants entered into a Stipulation and Agreement of Settlement pursuant to which, among other things, the Stockholder Litigation would be settled for $2,300,000, which, following the payment of attorneys' fees and costs, would be distributed to class members who timely submitted valid proofs of claim. Aristotle's directors and officers liability insurance carrier has funded the entire settlement amount. By order and judgment dated August 2, 1996, the Court approved the settlement and dismissed the Stockholder Litigation with prejudice.

Other commitments -
-------------------

In April 1994, the Company has entered into five-year employment agreements (the "Employment Agreements") with four officers. In addition to providing for base salaries, the Employment Agreements provide for (a) 6% annual increases if certain levels of EBIT are achieved, and (b) an annual cash bonus and the annual grant of stock options to purchase ASI Common Stock, if certain other levels of EBIT are achieved. The annual bonus increases proportionately from 20% of salary for achieving the minimum level of EBIT to 100% of salary for achieving EBIT of more than double the minimum level of EBIT. The annual stock options increase proportionately from 10,000 shares of ASI Common Stock for achieving the minimum level of EBIT to 20,000 shares for achieving EBIT of more than double the minimum level of EBIT. The stock options will be exercisable at the market price on the date that they are granted. The number of stock options granted to each employee will be based on the amount of his or her salary in relation to the amounts of the salaries of the other employees who are parties to such Employment Agreements. During 1994, approximately $93,000 of bonuses were accrued of which approximately $75,000 was recorded in the Acquisition discussed in Note 1. In conjunction therewith, the Strouse Stockholders were issued options to purchase 10,208 shares of ASI Common Stock, with such options immediately exercisable at date of grant. There was no bonus earned for the fiscal year ended August 31, 1995 and there is no similar bonus accrued for as of June 30, 1996 as management does not expect to meet the EBIT target.


6. Stockholders' Equity:
   ---------------------

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

   The Company had the following common, treasury and preferred stock issued and outstanding at June 30, 1996, 1995 and 1994:


                                                      Redeemable
                                         Common       Preferred     Treasury
                                          Stock         Stock         Stock
                                       -----------    ---------    -----------

Outstanding, June 30, 1993             11,058,019             -        68,067

Issuance of treasury stock
 to directors                                   -             -       (67,172)

Purchases of treasury stock                     -             -       215,200

Issuance of preferred stock
 in connection with the
 Acquisition (Note 1)                           -       270,379             -

Ten to one reverse stock split         (9,952,218)            -      (194,485)
                                       ----------     ---------      --------
Outstanding, June 30, 1994              1,105,801       270,379        21,610

Issuance of treasury stock
 to directors                                   -             -        (5,417)

Redemption of fractional shares                 -             -         1,168
                                       ----------     ---------      --------
Outstanding, June 30, 1995              1,105,801       270,379        17,361

                                                  Redeemable
                                      Common      Preferred      Treasury
                                       Stock        Stock          Stock
                                     ---------    ----------    -----------

Issuance of treasury stock
 to directors                                -            -        (16,074)

Exercise of Put Right (Note 1)               -      (20,715)             -
                                     ---------      -------     ----------
Outstanding, June 30, 1996           1,105,801      249,664          1,287
                                     =========      =======     ==========
Aristotle common shares reserved for future issuance consist of the following:

                                                       1996         1995
                                                       ----         ----

Conversion of ASI Preferred Stock                     288,022      314,591
Conversion of ASI Common Stock                         33,424       33,424
Exercise of ASI Options                                35,208       35,208
Exercise of stock options granted
under the Plan (Note 8)                                44,435       55,037
Options remaining to be granted
under the Plan (Note 8)                                     -       51,453
Exercise of stock options granted
outside of the Plan (Note 8)                           20,000       20,000
                                                    ---------      -------
Total                                                 421,089      509,713
                                                    =========      =======


7. Income Taxes:
   -------------

   The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

   At June 30, 1996 and 1995, the principal components of deferred tax assets, liabilities and the valuation allowance are as follows (in thousands):

                                                               1996
                                                ------------------------------------
                                                 Current Asset      Long-term Asset
                                                  (Liability)         (Liability)
                                                ----------------    ----------------

Federal net operating loss carryforwards                  $   -             $   736
Federal capital loss carryforwards                            -               1,648
State of Connecticut net operating
  loss carryforwards                                          -                 306
State of Connecticut capital loss
  carryforwards                                               -               1,133
Inventory purchase accounting basis
  difference                                               (675)                  -
Other                                                       215                 (63)
                                                          -----             -------
                                                           (460)              3,760

Valuation allowance                                        (170)             (3,130)
                                                          -----             -------
                                                          $(630)            $   630
                                                          =====             =======
                                                               1995
                                                ------------------------------------
                                                 Current Asset      Long-term Asset
                                                  (Liability)         (Liability)
                                                ----------------    ----------------
Federal net operating loss carryforwards                  $ 250             $   440
Federal capital loss carryforwards                            -               1,648
State of Connecticut net operating
  loss carryforwards                                          -                 580
State of Connecticut capital loss
  carryforwards                                               -               1,133
Inventory purchase accounting basis
  difference                                               (812)                  -
Other                                                       191                 117
                                                          -----             -------
                                                           (371)              3,918

Valuation allowance                                        (354)             (3,193)
                                                          -----             -------
                                                          $(725)            $   725
                                                          =====             =======

A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset, including the lack of profitability to date and the variability of operating results.

Charges (benefits) for income taxes are comprised of the following for the years ended June 30, 1996, 1995 and 1994:

                           (Dollars in Thousands)
                         ---------------------------
                           1996      1995      1994
                         --------    -----    ------
        Current:
          Federal        $(1,650)    $   -    $  21
          State               24        25      (41)
                         -------     -----    -----
                         $(1,626)    $  25    $ (20)
                         =======     =====    =====

The 1996 federal tax benefit relates to the settlement of the FDIC tax refund complaint (See Note 5). The 1996 and 1995 state tax provisions relate principally to minimum state and franchise taxes. The 1994 tax benefit relates principally to a state tax refund of $86,000, a federal built in gains tax of $21,000 for a LIFO decrement occurring subsequent to the business s combination discussed in Note 1 and state taxes of $31,000.

At June 30, 1996, the Company had Federal net operating loss carryforwards of approximately $2,165,000 (expiring by 2011) and capital loss carryforward of approximately $4,800,000 (expiring by 1999). Connecticut net operating loss carryforwards and capital loss carryforwards are approximately $2,600,000 and $9,800,000, respectively, and expire from 1997 through 2001.

On its return for 1992 as originally filed, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April 1992 as guidance for the application of Section 597 of the Internal Revenue Code of 1986, as amended and under Section 1.1502.20(g)(1) of the Federal Income Tax Regulations to (i) disaffiliate from the Bank for Federal income tax purposes and (ii) reattribute net operating losses of the Bank in excess of $81,000,000 to the Company. The application of the tax law with respect to the Company's election to disaffiliate from the Bank and to reattribute the Bank's net operating losses to the Company is not certain and, therefore, there is no assurance that the Company could succeed to any of the Bank's net operating losses.

In September, 1996, the Company filed amended Federal and state income tax returns for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000,000 with respect to its stock in the Bank. As a result, it has also claimed tax refunds of approximately $10,800,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. On the basis of these amended filings, the Company's remaining Federal net operating loss carryforward would be approximately $32,100,000 and no reattribution to the Company of the Bank's net operating losses will be permitted if the position taken by the Company on its amended returns is allowed. The amended state tax return did not result in a claim for refund. Rather, it increased the Company's net operating loss carryforward by approximately $54,000,000. The Company's refund claims have not yet been reviewed or allowed by the Internal Revenue Service, and there is no assurance that they will be allowed. Accordingly, neither the refund claim nor the future benefit of these remaining net operating loss carryforwards have been reflected as tax assets in the accompanying consolidated financial statements.

   The Company's ability to utilize tax carryforwards is dependent upon many factors including, (1) the acquisition by the Company of profitable investments, and (2) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company would be significantly reduced or eliminated. At a special stockholders meeting held on April 8, 1994 the stockholders voted to restrict certain stockholder transfers.


8. Stock Option Plan and Profit Sharing Plan:
   ------------------------------------------

   The Company established a Stock Option Plan (the "Plan") in 1986, which provided for the granting of nonincentive and incentive stock options to directors and officers of the Company for the purchase of Aristotle common stock. Nonincentive stock options and certain incentive stock options granted under the Plan are generally exercisable after one year but within ten years as of the date of the grant. Additionally, certain nonincentive stock options granted under the Plan may be accompanied by stock appreciation rights ("SAR"). The granting of such stock options (SAR's) entitle the holder to surrender an option and receive cash equal to the increase in the fair market value of the common stock from the date of grant to the date of exercise.

   The activity for the Plan for each of the following periods as adjusted for the 10 to 1 reverse stock split in May 1994, is as follows:

                                            Number          Option
                                          of Shares         Price
                                          ----------    --------------

Options outstanding, July 1, 1993            58,141     $10.00-$150.00

Options granted                               2,396               5.30
                                            -------     --------------
Options outstanding, June 30, 1994           60,537       5.30- 150.00

Options granted                               4,500               5.45

Options cancelled or expired                (10,000)     10.00-  15.00
                                            -------     --------------
Options outstanding, June 30, 1995           55,037       5.30- 150.00

Options cancelled or expired                (10,602)      5.45- 150.00
                                            -------     --------------
Options outstanding, June 30, 1996           44,435     $ 5.30-$150.00
                                            =======     ==============

   All outstanding options were exercisable at June 30, 1996. As of June 30, 1996, the Company elected not to grant any additional future options under the Plan.

   In addition to the options outstanding under the foregoing Plans, the Company has granted a director of the Company stock options to purchase 20,000 common stock shares at $5.40 per share, with 10,000 of such options vesting on each of August 5, 1995 and 1996 and exercisable through August 5, 2004.

   Strouse has a deferred profit sharing plan (the "Profit Plan"). Under the Profit Plan, Strouse will match 25% of employee contributions not to exceed 4% of participants' annual compensation. Eligibility is based on attaining twenty-one years of age and completing one year of service, as defined within the Profit Plan. Strouse contributions will vest 20% in year 3 and an additional 20% per year thereafter until full vesting is achieved. Strouse contributions were approximately $25,000 and $35,000 for the years ended June 30, 1996 and 1995 and $9,300 for the period from the Acquisition to June 30, 1994.


9. Related Party Transactions:
   ---------------------------

   During the years ended June 30, 1996, 1995 and 1994, the Company paid its directors $64,000, $62,000 and $76,000, respectively, in compensation for services as directors of the Company. Additionally, in 1996, 1995 and 1994, $62,000, $30,000 and $42,000, respectively, was paid in the form of shares of Aristotle Common Stock issued out of treasury stock.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Board of Directors and Stockholders of

          The Aristotle Corporation:



We have audited the accompanying consolidated balance sheets of The Aristotle Corporation (the "Company") and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP


New Haven, Connecticut
October 3, 1996

        [LETTERHEAD OF RICHARD A. EISNER & COMPANY, INC. APPEARS HERE]


                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
The Aristotle Corporation
New Haven, Connecticut


     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 1994 of The Aristotle Corporation (the "Company") and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of The Aristotle Corporation and subsidiaries for the year ended June 30, 1994 in conformity with generally accepted accounting principles.

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

     As of June 30, 1994, the Company cannot evaluate what claims, if any, could be asserted as a result of its former subsidiary's banking activities (which, if successful, could trigger a partial unwinding of the Company's major acquisition consummated in April 1994). This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The financial statements enumerated above do not include adjustments, if any, which could result from this uncertainty.


/s/ Richard A. Eisner & Company, LLP

New York, New York
August 26, 1994


FORM 10-K CROSS REFERENCE INDEX

PART I
        Item 1.         Business                                                                                 36
        Item 2.         Properties                                                                               38
        Item 3.         Legal Proceedings                                                                        39
        Item 4.         Submission of Matters to a Vote of Security Holders                                      39

PART II
        Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                    40
        Item 6.         Selected Financial Data                                                                  40
        Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations    40
        Item 8.         Financial Statements and Supplementary Data                                              40
        Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     40

PART III
        Item 10.        Directors and Executive Officers of the Registrant                                       41
        Item 11.        Executive Compensation                                                                   41
        Item 12.        Security Ownership of Certain Beneficial Owners and Management                           41
        Item 13.        Certain Relationships and Related Transactions                                           41

PART IV
        Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         41

                                     PART I
                                     ------

ITEM 1. BUSINESS

     General. Aristotle is a holding company for its subsidiary, ASI. ASI is a holding company for Strouse. Strouse designs, manufactures and markets women's intimate apparel. Unless the context indicates otherwise, all references herein to the "Company" include Aristotle, ASI and Strouse.

     Products. The Company designs, manufactures and markets two specific categories of women's intimate apparel: specialty brassieres and women's shapewear. Specialty brassieres are specifically designed to provide support and figure enhancement for women who are wearing apparel with backless, strapless or halter features, such as strapless and/or low back line dresses and gowns, halter tops and wedding gowns. The Company maintains a strong market position in three particular categories of specialty brassieres: strapless, backless strapless, and backless convertible/halter. Women's shapewear products provide support and control for a woman's abdominal area in the same manner as the traditional girdle. Such shapewear products include so-called "body briefers," and light, medium and firm control shapers that may extend from the bottom of a woman's brassiere to just above her knee. For fiscal year 1996, approximately 41% of the Company's total net sales were attributable to its lines of specialty brassieres, and the remaining 59% of total net sales were attributable to its lines of women's shapewear.

     The Company distributes its products under several brand names, including Smoothie, Fleur de Lace, Smooth Advantage, Renaissance Rose, Sophistique, Waist Eliminator and Does What Your Diet Doesn't. Its core brand names, Smoothie and Fleur de Lace, are 41 and 19 years old, respectively. See the Consolidated Financial Statements contained elsewhere in this report for financial information relating to the Company's business.

     Business Strategy. Aristotle's strategy is to acquire other companies, including companies within the women's specialty intimate apparel field with manufacturing processes and distribution channels which complement Strouse's operations. Although Aristotle is not currently engaged in a search for an acquisition target, Aristotle intends to review any acquisition opportunities which come to its attention. Strouse's strategy is to build on the strength of its brand names with consumer-oriented marketing programs in its existing department and specialty store channels of distribution and to expand its distribution on a selective basis in the private label segment with specific product lines in catalogs and national chains. Strouse attributes the strength of its private label and brand names to the quality, price, fit and design of its products.

     Marketing and Distribution. The Company's products are marketed and distributed throughout the United States to retailers. a network of 13 sales executives, who are full-time employees of the Company, are responsible for marketing the Company's products in the continental United States. These sales executives are compensated by a combination of commissions and other incentives based upon net sales. Alfred A. Kniberg, President and Chief Operating Officer of Strouse, oversees the sales executives and takes an active role in supervising the marketing and distribution process.

     The Company currently sells products under its brand names to the largest department stores in the United States, including Macy's, May Company, Dillard's, Bloomingdales, Dayton Hudson, Nordstroms, Nieman Marcus and Lord & Taylor, as well as to catalogs and other leading retailers such as Spiegel. since 1991, the Company has sold private label goods to accounts such as Victoria's Secret, Dillard's and J.C. Penney. Three of the Company's corporate customers accounted for 42.4% of total net sales for fiscal 1996. If any one of these three customers substantially reduced the amount of products it purchased from the Company, the Company's financial condition could be adversely affected.

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

     Manufacturing and Raw Materials. The Company conducts some manufacturing operations, consisting primarily of cutting, sewing (approximately 4% of sewing) and packaging, at its facility located in New Haven, Connecticut. All other manufacturing of the Company's products is subcontracted to manufacturers in the Caribbean (primarily the Dominican Republic and Jamaica) and the continental United States. Approximately 95% of the Company's products are manufactured and sewn in the Caribbean, with approximately 68% of the Company's products manufactured and sewn in the Dominican Republic. Accordingly, the Company's operations may be adversely affected by political instability or other factors which may occur from time to time in the Dominican Republic or elsewhere in the Caribbean. This concentration of subcontractors in the Caribbean can also expose Strouse to abnormal production cost increases. Strouse continues to seek to develop multiple sources of manufacturing.

     On December 22, 1994, Strouse signed an agreement with its Jamaica subcontractor, Maggie Manufacturing Company, Ltd., which began January 1, 1995 and provides for a three year lease of its manufacturing facility in Jamaica and an option to purchase the facility during the lease period. Management believes that the lease agreement will help provide the capacity needed to support future growth. Approximately 24% of the Company's products are manufactured and sewn in Jamaica.

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

     Competition. The women's intimate apparel industry is highly competitive. The Company's products compete for customers with numerous manufacturers of well-known brands of women's intimate apparel. With respect to specialty brassieres, the Company's primary competition is from the Truform, Warners, Maidenform, Playtex and Vanity Fair lines of specialty brassieres; with respect to shapewear, the Company competes primarily with the Olga, Vanity Fair, Truform, Playtex and Bali lines of shapewear.

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

     Employees. As of September 2, 1996, the Company employed 144 full time personnel. None of the Company's employees are members of a union.

     Bank Financing. On November 3, 1995, Strouse and Fleet Bank, National Association ("Fleet") entered into a credit agreement which provided for a line-of-credit facility and two term loan facilities. The line-of-credit facility provided for maximum borrowings of $8,750,000. The principal amounts of the term loans were $2,500,000 and $225,000, respectively. The Fleet credit agreement would have matured on October 31, 1996.

     On October 3, 1996, Strouse terminated its credit agreement with Fleet and entered into a new credit agreement with Bank of Boston Connecticut ("Bank of Boston"). The new credit agreement provides for a line-of-credit facility and a term loan facility (the "Credit Facilities"). Borrowing under the line-of-credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable, plus 50% of eligible raw material inventory, plus 60% of eligible finished goods inventory with a maximum borrowing of $8,000,000 at any one time. In addition, the line-of-credit facility permits advances to exceed the borrowing base amount by up to $750,000 through September 1997, and $500,000 thereafter through September 1999 (so long as the total line-of-credit is not more than the $8,000,000 and the overadvance is reduced to zero for 30 consecutive days per annum). The principal amount of the term loan is $2,000,000. The credit agreement matures in September 1999. Strouse uses the Credit Facilities for working capital and other general corporate purposes.

     The interest on the line-of-credit will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3.0% per annum based on the financial performance of Strouse. The term loan bears interest at the option of the Company at a rate per annum equal to prime plus .75%, Eurodollar plus 2.5% or at a fixed rate of Bank of Boston's cost of funds plus 2.25%. The term loan has a three year term and requires principal payments to reduce the amount outstanding based on a ten year amortization.

     The Credit Facilities are secured by a lien on all assets of Strouse. Aristotle and ASI have unconditionally guaranteed the Credit Facilities. Recourse under each guaranty is limited to $2,000,000. To secure Aristotle's guarantee of the Credit Facilities, Aristotle has pledged $500,000. The Credit Agreement further provides that Strouse may not pay dividends to ASI or Aristotle without Bank of Boston's prior written consent. Strouse must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities (See Note 4 of Notes to Consolidated Financial Statements).

     As of October 3, 1996, the balances outstanding on the line-of-credit was $6,003,000 and the term loan was $2,000,000. As of October 3, 1996, the additional borrowing available on the overadvance was $677,000.

     Background Regarding Aristotle. Aristotle is the former holding company of First Constitution Bank (the "Bank"), which was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. On April 11, 1994, Aristotle acquired (the "Acquisition") Strouse pursuant to the terms of a Capital Contribution Agreement and certain other agreements. As a result of the Acquisition, Aristotle currently owns approximately 97% of the issued and outstanding common stock of ASI, which in turn owns all of the outstanding capital stock of Strouse. Aristotle therefore currently indirectly owns 97% of the issued and outstanding capital stock of Strouse and Aristotle's business is the business of Strouse. In May 1994, the Company effectuated a one for ten reverse stock split.

     Aristotle was organized in 1986 and is chartered in the State of Delaware. on April 14, 1993, the Company changed its name from First Constitution Financial Corporation to The Aristotle Corporation.

ITEM 2. PROPERTIES

     The Company's principal facility is located in New Haven, Connecticut (the "New Haven Facility"). Such facility is leased from New England Resources Limited Partnership ("NERLP"), consists of approximately 115,000 square feet, and houses Strouse's general administrative offices. In addition, the New Haven Facility is used for manufacturing, packaging, storage, quality control, receiving and distribution. The leases for the New Haven Facility expire on December 31, 1999 and provide for annual rent of approximately $3.75 per square foot in fiscal 1996. One of such leases, involving 11,650 square feet, may be canceled upon six months prior notice from either party. NERLP is affiliated with David S. Howell, a former director of the Company and the former Chairman and Chief Executive Officer of Strouse, and Ann-Marie Howell, a former Vice President and the former Secretary of Strouse.

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

Management believes that the lease agreement will help provide the capacity needed to support future growth. Approximately 24% of the Company's products are manufactured and sewn in Jamaica.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to the following material legal proceedings:

     The Stockholders Litigation. During 1990, two separate purported stockholder class actions were commenced in the United States District Court for the District of Connecticut and a consolidated complaint, captioned In Re: First Constitution Stockholders Litigation, was filed on August 3, 1990 (the "Stockholder Litigation"). The consolidated complaint alleged, among other things, that during the purported class period (January 25, 1989 to April 5, 1990), the Company, a former director and certain former officers acted to inflate the price of Common Stock of Aristotle (the "Common Stock") by issuing materially false and misleading statements or omissions. The consolidated complaint also alleged claims based on common law fraud and misrepresentation, and sought unspecified damages, as well as recovery of attorneys' fees.

     On May 23, 1996, plaintiffs, Aristotle and the individual defendants entered into a Stipulation and Agreement of Settlement pursuant to which, among other things, the Stockholder Litigation would be settled for $2,300,000 which, following the payment of attorney's fees and costs, would be distributed to class members who timely submitted valid proofs of claim. Aristotle's directors and officers liability insurance carrier has funded the entire settlement amount. By order and judgment dated August 2, 1996, the Court approved the settlement and dismissed the Stockholder Litigation with prejudice.

     FDIC Claims. In April 1995, the FDIC filed a complaint related to this matter captioned Federal Deposit Insurance Corporation vs. The Aristotle Corporation, in the United States District Court for the District of Connecticut (Civil No. 395CV00684TFGD). The FDIC claimed that it was entitled to income tax refunds for certain tax years that were received or were about to be received by Aristotle. Aristotle established a reserve of $3,982,000 for this potential claim as of June 30, 1993. Approximately $5,740,000 in tax refunds were deposited in special escrow accounts (the "FDIC Escrow Accounts").

     In addition, the FDIC reported to the Company that it was investigating potential claims against certain former officers and directors of the Bank based on alleged negligence in approving certain loans that the Bank made and subsequently lost money on when borrowers defaulted. Under Delaware law and under Aristotle's bylaws, Aristotle may have had an obligation to indemnify these officers and directors for expenses and liabilities incurred by them in connection with any action the FDIC brought to enforce its claims.

     The Company, the FDIC and certain other interested parties entered into a settlement agreement dated May 29, 1996 regarding the foregoing asserted claims and potential claims (the "FDIC Claims"). Under the settlement agreement, the Company retained $2,000,000 of the disputed $5,740,000 in tax refunds, plus the accrued interest on the refunds. The FDIC received the balance of the tax refunds. The FDIC and Aristotle each dismissed the above-captioned action, as it related to the other party. As part of the settlement agreement, the FDIC released Aristotle, certain of Aristotle's former officers and directors and certain officers and directors of the Bank from any claims pertaining to the operations or failure of the Bank. Aristotle released the FDIC from all claims relating to the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

      The table below sets forth the high and low prices per share of Common Stock for the periods indicated.


                                                      Market Price
                                              ----------------------------
        Fiscal Year Ended June 30, 1996:           High         Low
        June 30                                   4 1/4        2 1/8
        March 31                                  6            2 1/8
        December 31                               5 1/4        2
        September 30                              5            2 3/4

        Fiscal Year Ended June 30, 1995:
        June 30                                   5 3/4        3
        March 31                                  5 1/2        4
        December 31                               6 1/4        4
        September 30                              7            4 1/2

      The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "ARTL." As of October 7, 1996, there were approximately 4,100 stockholders of record and 3,000 additional beneficial stockholders (stockholders holding Common Stock in brokage accounts). It is unlikely that the Company will pay any dividends with respect to its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      Selected consolidated financial data of the Company and selected financial data of Strouse can be found on pages 2 to 3 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      "Management's Discussion and Analysis of Financial Conditions and Results of Operations" can be found on pages 4 to 9 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and its subsidiary, together with the related Notes to Consolidated Financial Statements and the reports of independent auditors, can be found on pages 10 to 34 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 3, 1994, the Board of Directors appointed Arthur Andersen LLP to serve as independent accountants for the Company, subject to ratification of such appointment by the stockholders. The information required by this Item 9 has been previously reported in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 1994, as amended.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item will be set forth under the section entitled "Election of Directors" and "Executive Officers" in the Company's 1996 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information required by this item will be set forth under the section entitled "Executive Compensation" in the Company's 1996 definitive proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item will be set forth under the section entitled "Stock Owned by Management and Principal Stockholders" in the Company's 1996 definitive proxy statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item will be set forth under the section entitled "Certain Transactions" in the Company's 1996 definitive proxy statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following are filed as part of this report:


      (1) Financial Statements:
          Consolidated Balance Sheets                                       10
          Consolidated Statements of Operations                             11
          Consolidated Statements of Changes in Stockholders' Equity        12
          Consolidated Statements of Cash Flows                             13
          Notes to Consolidated Financial Statements                        14
          Reports of Independent Public Accountants                         33

      (2) Financial Statement Schedules:
          Reports of Independent Public Accountants on Schedules           S-1
          Schedule I - Condensed Financial Information of the Registrant   S-2
          Schedule II - Valuation and Qualifying Accounts                  S-5

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

          Exhibit 4.4- Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc. filed August 30, 1995. Incorporated herein by reference to Exhibit 4.4 of The Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed on October 12, 1995 (the "1995 Form 10-K").

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

          Exhibit 10.3- Letter Agreement by and among The Aristotle Corporation, Aristotle Sub, Inc., Alfred Kniberg and David Howell dated June 27, 1995. Incorporated herein by reference to Exhibit 10.3 of the 1995 Form 10-K.

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

          Exhibit 10.6- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and David Howell. Incorporated herein by reference to
          Exhibit 2.3 of the 1994 Current Report.

          Exhibit 10.7- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Alfred Kniberg. Incorporated herein by reference to
          Exhibit 2.4 of the 1994 Current Report.

          Exhibit 10.8- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Joyce Baran. Incorporated herein by reference to
          Exhibit 2.5 of the 1994 Current Report.

          Exhibit 10.9- Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Paul McDonald. Incorporated herein by reference to
          Exhibit 2.6 of the 1994 Current Report.

          Exhibit 10.10- Shareholder Loan Pledge Agreements dated as of April 11, 1994 by and between certain parties and The Aristotle Corporation. Incorporated herein by reference to Exhibit 2.13 of the 1994 Current Report.

          Exhibit 10.11- Stock Option Plan of The Aristotle Corporation, as amended. Incorporated herein by reference to Exhibit 10.2 of the 1992 Form 10-K.

          Exhibit 10.12- Form of Stock Option Agreement (for non-employee directors). Incorporated herein by reference to Exhibit 10.3 of the 1992 Form 10-K.

          Exhibit 10.13- Form of Incentive Stock Option Agreement (for employees). Incorporated herein by reference to Exhibit 10.4 of the 1992 Form 10-K.

          Exhibit 10.14- Lease dated October 4, 1991 by and between The Strouse, Adler Company and New England Resources Limited Partnership. Incorporated herein by reference to Exhibit 10.15 of the 1995 Form 10-K.

          Exhibit 10.15- First Amendment to Lease dated April 11, 1994 by and between New England Resources Limited Partnership. Incorporated herein by reference to Exhibit 10.16 of the 1995 Form 10-K.

          Exhibit 10.16- Second Amendment to Lease dated December 14, 1994 by and between New England Resources Limited Partnership. Incorporated herein by reference to Exhibit 10.17 of the 1995 Form 10-K.

          Exhibit 10.17- Master Credit Agreement dated as of October 3, 1996 by and between The Strouse, Adler Company and Bank of Boston Connecticut is attached hereto as Exhibit 10.17.

          Exhibit 10.18- Option Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd. Incorporated herein by reference to Exhibit 10.20 of the 1995 Form 10-K.

          Exhibit 10.19- Exclusive Subcontracting Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd. Incorporated herein by reference to Exhibit 10.21 of the 1995 Form 10-K.

          Exhibit 10.20- Restrictive Covenant Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd., Maggie Manufacturing Company Ltd., Peter Blair Shalleck and Sandy Shalleck. Incorporated herein by reference to
          Exhibit 10.22 of the 1995 Form 10-K.

          Exhibit 10.21- Specific Performance Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, Peter Blair Shalleck and Sandy Shalleck. Incorporated herein by reference to Exhibit 10.23 of the 1995 Form 10-K.

          Exhibit 10.22- Settlement and Release Agreement dated as of May 29, 1996 among The Aristotle Corporation, the Federal Deposit Insurance Corporation and certain other interested parties is attached hereto as
          Exhibit 10.22.

          Exhibit 10.23- Stipulation and Agreement of Settlement dated as of May 28, 1996 Re: In Re First Constitution Shareholders Litigation is attached hereto as Exhibit 10.23.

          Exhibit 10.24- Letter Agreement dated October 27, 1995 Re: Amended Put Rights. Incorporated herein by reference to Exhibit 10.1 of The Aristotle Corporation's Quarterly Report for the quarterly period ended December 31, 1995, filed on January 31, 1996.

          Exhibit 21.1- Subsidiaries of The Aristotle Corporation is attached hereto as Exhibit 21.1.

          Exhibit 27- Financial Data Schedule is attached hereto as Exhibit 27.

    (b) Reports on Form 8-K:

        There were no reports on Form 8-K filed in the fourth quarter of the Company's fiscal year ended June 30, 1996.

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

                                    THE ARISTOTLE CORPORATION



                                    /s/ John J. Crawford
                                    --------------------

                                    John J. Crawford
                                    Its President, Chief Executive Officer
                                    and Chairman of the Board
                                    Date: October 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                          Title                                   Date
    ---------                          -----                                   ----
/s/ John J. Crawford           President, Chief Executive Officer,         October 15, 1996
---------------------          Chairman of the Board and Director
 John J. Crawford              (principal executive officer)


/s/ Paul McDonald              Chief Financial Officer and Secretary       October 15, 1996
---------------------          (principal financial and accounting
 Paul McDonald                 officer)

/s/ Robert L. Fiscus           Director                                    October 15, 1996
---------------------
 Robert L. Fiscus

/s/ Betsy Henley-Cohn          Director                                    October 15, 1996
---------------------
 Betsy Henley-Cohn

/s/ Daniel J. Miglio           Director                                    October 15, 1996
---------------------
 Daniel J. Miglio

/s/ Alfred A. Kniberg          Director                                    October 15, 1996
---------------------
 Alfred A. Kniberg

/s/ John C. Warfel             Director                                    October 15, 1996
---------------------
 John C. Warfel

                      FINANCIAL STATEMENT SCHEDULES INDEX
                      -----------------------------------



Schedule I - Condensed Financial Information of the Registrant

Schedule II - Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
             -----------------------------------------------------


To the Board of Directors and Stockholders of The Aristotle Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements included in The Aristotle Corporation's Form 10-K, and have issued our report thereon dated October 3, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        /s/ Arthur Andersen LLP
                                                            ARTHUR ANDERSEN LLP


New Haven, Connecticut
October 3, 1996

        [LETTERHEAD OF RICHARD A. EISNER & COMPANY, INC. APPEARS HERE]


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
The Aristotle Corporation
New Haven, Connecticut


     The audit referred to in our report dated August 26, 1994 included Schedule II for the year ended June 30, 1994.

     In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.


/s/ Richard A. Eisner & Company, LLP

New York, New York
August 26, 1994

                                     S-1a

                                                                      Schedule I
                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)

BALANCE SHEETS:
 ASSETS                                            June 30, 1996    June 30, 1995
 ------                                            -------------    -------------
  CURRENT ASSETS
     Cash                                                $    91           $  164
     Marketable securities held
        in escrow at market value                          6,253                -
     Other current assets                                    179              523
                                                         -------           ------
       Total current assets                                6,523              687
                                                         -------           ------
  ADVANCES TO AND
     INVESTMENT IN SUBSIDIARIES                            4,311            4,000
                                                         -------           ------
  OTHER ASSETS
     Marketable securities held
        in escrow at market value                              -            4,682
     Employee notes receivable                               354              354
                                                         -------           ------
                                                             354            5,036
                                                         -------           ------
                                                         $11,188           $9,723
                                                         =======           ======
 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

  CURRENT LIABILITIES
     Notes payable                                       $    75           $    -
     FDIC tax refund payable                               3,760                -
     Accrued expenses and other liabilities                  641              578
                                                         -------           ------
       Total current liabilities                           4,476              578

  TAX REFUND CLAIM                                             -            3,982
                                                         -------           ------
       Total liabilities                                   4,476            4,560
                                                         -------           ------
  MINORITY INTEREST IN
      SUBSIDIARIES COMMON STOCK                              182              167

  COMMITMENT AND CONTINGENCIES

  STOCKHOLDERS' EQUITY                                     6,530            4,996
                                                         -------           ------
                                                         $11,188           $9,723
                                                         =======           ======

                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS:
                                                            FOR THE YEARS ENDED
 ASSETS                                      June 30, 1996     June 30, 1995     June 30, 1994
 ------                                      -------------     -------------     -------------
  INCOME
     Investment and interest income               $    353             $ 392           $   343
     Other expenses                                   (612)             (589)           (1,016)
                                                  --------             -----           -------
     Income (loss) from operations
      before provision for income tax
      and equity in undistributed
      earnings of subsidiary                          (259)             (197)             (673)

  EQUITY IN UNDISTRIBUTED
     EARNINGS OF SUBSIDIARY                           (175)             (626)              253

  INCOME TAX EXPENSE (BENEFIT)                     (1,902 )               75              (241)
                                                  --------             -----           -------
  NET INCOME (LOSS)                               $  1,468             $(898)          $  (179)
                                                  ========             =====           =======

                       CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                             (DOLLARS IN THOUSANDS)

STATEMENT OF CASH FLOWS:
                                                                         FOR THE YEARS ENDED
OPERATING ACTIVITIES:                                     June 30, 1996     June 30, 1995     June 30, 1994
--------------------                                      -------------     -------------     -------------
  Net income (loss)                                             $ 1,468             $(898)          $  (179)
  Equity in undistributed
     earnings of subsidiary                                         175               626              (253)
  Loss on sale of investment
     securities                                                       -                 -                48
  Gain on settlement of FDIC claim                               (2,000)                -                 -
  Issuance of treasury stock for services                            62                30                42
  Proceeds from tax carryback claim                               1,778                 -                 -
  Other                                                             132               355            (1,680)
                                                                -------             -----           -------
  Total cash provided from
     (used in) operating activities                               1,615               113            (2,022)

 INVESTING ACTIVITIES:
 --------------------
  Increase in notes receivable from employees                         -                 -              (354)
  Sale of marketable securities                                     207                26             7,778
  Purchase of marketable securities held in escrow               (1,778)                -            (8,479)
  Repurchase of ASI preferred stock                                (207)                -                 -
  Purchase of subsidiary,
     net of acquired cash                                             -                 -            (2,617)
  Minority interest                                                  15                29                12
                                                                -------             -----           -------
  Total cash provided by
     (used in) investing activities                              (1,763)               55            (3,660)

 FINANCING ACTIVITIES:
 --------------------
  Purchase of treasury stock                                          -               (11)             (143)
  Proceed from the issuance of debt                                  75                 -                 -
                                                                -------             -----           -------
  Total cash used by financing activities                            75               (11)             (143)

 INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS
                                                                    (73)              157            (5,825)
 CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                         164                 7             5,832
                                                                -------             -----           -------
 CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                           $    91             $ 164           $     7
                                                                =======             =====           =======

                                                                     SCHEDULE II

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)



        COLUMN A                          COLUMN B             COLUMN C               COLUMN D     COLUMN E
--------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                       -------------------------
                                                            (1)          (2)
                                                       -------------------------
                                          Balance at    Charged to                               Balance at
                                         beginning of    costs and                  Deductions/    end of
                                            period       expenses     Other (A)     write-offs     period
--------------------------------------------------------------------------------------------------------------

FISCAL YEAR ENDED JUNE 30, 1996
-------------------------------
Accounts receivable reserve                   $100          59          -             (34)          $125

Co-op advertising reserve                     $ 71         270          -            (224)          $117

Accounts receivable - long term reserve       $ 36          25          -             (50)          $ 11

FISCAL YEAR ENDED JUNE 30, 1995
-------------------------------

Accounts receivable reserve                   $108           -          -              (8)          $100

Co-op advertising reserve                     $ 69         183          -            (181)          $ 71

Accounts receivable - long term reserve       $ 63          15          -             (42)          $ 36

FISCAL YEAR ENDED JUNE 30, 1994
-------------------------------

Accounts receivable reserve                   $  -           8        117             (17)          $108

Co-op advertising reserve                     $  -         152         59            (142)          $ 69

Accounts receivable - long term reserve       $  -           5         58               -           $ 63

(A) Acquired through business combination


                                 EXHIBIT INDEX


Exhibit 10.17 - Master Credit Agreement dated as of October 3, 1996 by and between The Strouse, Adler Company and Bank of Boston Connecticut

Exhibit 10.22 - Settlement and Release Agreement dated as of May 29, 1996 among The Aristotle Corporation, the Federal Deposit Insurance Corporation and certain other interested parties

Exhibit 10.23 - Stipulation and Agreement of Settlement dated as of May 28, 1996
Re: In Re First Constitution Shareholders Litigation

Exhibit 21.1 - Subsidiaries of The Aristotle Corporation

Exhibit 27 - Financial Data Schedule