Form 10-Q
period 1996-09-30
ARISTOTLE CORP
filed 1996-11-13
CIK 790071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended September 30, 1996

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


As of October 31, 1996, 1,104,011 shares of Common Stock were outstanding.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                       QUARTER  ENDED SEPTEMBER 30, 1996




                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 -  Financial  Statements (Unaudited)

            Condensed Consolidated Balance Sheets at September 30, 1996
            and June 30, 1996                                                 3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended September 30, 1996 and 1995                    4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1996 and 1995                    5

            Notes to Condensed Consolidated Financial Statements              6

  Item 2 -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Part II - Other Information

  Item 6 -  Exhibits and Reports on Form 8-K                                 10

  Signatures                                                                 11

  Exhibit Index                                                              12

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except for share data)

                                                    September 30,       June 30,
                                                        1996              1996
                                                        ----              ----
                                                     (Unaudited)

       ASSETS
       ------
Current assets:
 Cash and cash equivalents                         $   1,897         $      99
 Marketable securities held in escrow,
  at market value                                        -               6,253
 Accounts receivable, net of reserves
  of $213 and $242                                     3,085             2,834
 Inventories                                           9,502             9,478
 Other current assets                                    339               359
                                                   ---------         ---------
    Total current assets                              14,823            19,023
                                                   ---------         ---------

Property and equipment, net                            1,630             1,684
                                                   ---------         ---------

Other assets:
 Marketable securities held in escrow,
  at market value                                        700               -
 Employee notes receivable                               354               354
 Goodwill, less amortization of $113
  and $101                                             1,833             1,845
 Deferred tax asset                                      630               630
 Other noncurrent assets                                 240               259
                                                   ---------         ---------
                                                       3,757             3,088
                                                   ---------         ---------
                                                   $  20,210         $  23,795
                                                   =========         =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
 Notes payable and current maturities
  of long-term debt                                $   6,119         $   6,055
 FDIC tax refund claim payable                             -             3,760
 Accounts payable                                      1,456             1,372
 Accrued expenses                                        995               919
 Deferred tax liability                                  630               630
                                                   ---------         ---------
     Total current liabilities                         9,200            12,736
                                                   ---------         ---------

Long-term debt, less current maturities                2,030             2,097
                                                   ---------         ---------
     Total liabilities                                11,230            14,833
                                                   ---------         ---------

Minority interest in subsidiary's                      2,247             2,247
 preferred stock                                   ---------         ---------

Minority interest in subsidiary's                        185               182
 common stock                                      ---------         ---------

Commitments and contingencies

Redeemable preferred stock, $.01 par
 value; 3,000,000 shares authorized;
 101,976 Series A, 61,345 Series B,
 61,345 Series C and 24,998 Series D
 issued and outstanding                                    3                 3
                                                   ---------         ---------

Stockholders' equity:
 Common stock, $.01 par value;
  3,000,000 shares authorized;  1,105,801
  shares issued and outstanding                           11                11
 Additional paid-in capital                          159,762           159,762
 Retained earnings (deficit)                       ( 153,220)         (153,245)
 Treasury stock at cost - 1,287 shares             (       8)         (      8)
 Net unrealized investment gains                         -                  10
                                                   ---------         ---------
     Total stockholders' equity                        6,545             6,530
                                                   ---------         ---------

                                                   $  20,210         $  23,795
                                                   =========         =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except for share data)


                                                 Three Months
                                              Ended September 30,
                                             1996            1995
                                             ----            ----
Net sales                                 $   5,306       $   5,969
Cost of goods sold                            3,818           4,400
                                          ---------       ---------

          Gross profit                        1,488           1,569

Operating expenses:
  Selling                                       698             674
  General and administrative                    448             540
  Product development                           127             118
                                          ---------       ---------

          Operating income                      215             237
                                          ---------       ---------

Other income (expense)
  Investment and interest income                 62              79
  Interest expense                           (  185)         (  219)
                                          ---------       ---------

          Income before income taxes
             and minority interest               92              97

Income tax expense                               14               -
                                          ---------       ---------

          Income before minority
            interest                             78              97

Minority interest                                53              57
                                          ---------       ---------

NET INCOME                                $      25       $      40
                                          =========       =========


Net income per share                      $    0.02       $    0.04
                                          =========       =========

Weighted average shares outstanding       1,137,940       1,120,960
                                          =========       =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)


                                                            Three Months
                                                         Ended September 30,
                                                        1996             1995
                                                        ----             ----

Cash flows from operating activities:
  Net income                                          $    25          $    40
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                       147              131
      Changes in assets and liabilities:
        Accounts receivable                           (   251)           1,050
        Inventories                                   (    24)              64
        Other assets                                       27               19
        Settlement of FDIC claim                      ( 3,759)           -
        Accounts payable                                   92          (   303)
        Accrued expenses                                   67          (    54)
                                                      -------          -------
          Net cash provided by operating activities   ( 3,676)             947
                                                      -------          -------

Cash flows from investing activities:
  Purchase of property and equipment                  (    79)         (   112)
  Purchase of marketable securities                   (   207)            -
  Minority interest                                         3                2

  Sale of marketable securities                         5,760             -
                                                      -------          -------
          Net cash used in investing activities         5,477          (   110)
                                                      -------          -------

Cash flows from financing activities:
  Net payments under line of credit                        64          (   780)
  Principal payments under note payable               (    67)         (    92)
                                                      -------          -------
          Net cash used in financing activities       (     3)         (   872)
                                                      -------          -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,798          (    35)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           99              188
                                                      -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,897          $   153
                                                      =======          =======

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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


2.        Earnings per Common Share
          -------------------------

          Weighted average shares outstanding are primary; treasury stock has not been included. At September 30, 1996, the weighted average shares include 33,424 shares of common stock equivalents.


3.        Debt Agreement
          --------------

          On October 3, 1996, Strouse and Bank of Boston, Connecticut (the "Bank") entered into a credit agreement that provides for a line-of-credit facility and a term loan facility (the "Credit Facilities"). Borrowing under the line-of-credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable, as defined, plus 50% of eligible raw material inventory, as defined, plus 60% of eligible finished goods inventory, as defined, with a maximum borrowing of $8,000,000 at any one time. In addition, the line-of-credit facility permits advances to exceed the borrowing base amount by up to $750,000 through September 1997, and $500,000 thereafter through September 1999 (so long as the total line-of-credit is not more than the $8,000,000 and the overadvance is reduced to zero for 30 consecutive days per annum). The principal amount of the term loan is $2,000,000. The credit agreement matures in September 1999. Strouse uses the Credit Facilities for working capital and other general corporate purposes.

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

          The Credit Facilities are secured by a lien on all assets of Strouse. Aristotle and ASI have unconditionally guaranteed the Credit Facilities. Recourse under each guaranty is limited to $2,000,000. To secure Aristotle's guarantee of the Credit Facilities, Aristotle has pledged $500,000. The credit agreement further provides that Strouse may not pay dividends to ASI or Aristotle without Bank of Boston's prior written consent. Strouse must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities.

          As of November 1, 1996, the balance outstanding on the line-of-credit was $5,882,000 and the balance outstanding on the term loan was $2,000,000. As of November 1, 1996, the additional borrowing available on the overadvance was $729,000.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     The Company's net sales for the first quarter ended September 30, 1996 decreased 11% to $5,306,000, compared to net sales of $5,969,000 for the first quarter ended September 30, 1995. The decrease was primarily generated by a $883,000 volume decrease in specialty brassiere products, and a $79,000 volume decrease in shapewear products, offset by a $299,000 impact from increased prices.

     The Company's gross profit for the first quarter ended September 30, 1996 decreased to $1,488,000 from $1,569,000 for the first quarter ended September 30, 1995, and gross margin percentage increased to 28.0% from 26.3%. The decrease in gross profit was primarily a result of the reduction in sales. The increase in gross margin percentage was principally a result of reduced overhead expenses, lower production costs resulting from a reduction in production rates charged by the Company's Dominican subcontractor and a consolidation of production to locations with lower costs.

     Selling, general and administrative expenses for the first quarter ended September 30, 1996 were $1,146,000, compared to $1,214,000 for the corresponding quarter ended September 30, 1995. The $68,000 decrease was principally a result of a reduction in administrative personnel, shareholder expenses and professional fees, partially offset by increases in advertising costs.

     Product development costs for the Company for the first quarter ended September 30, 1996 were $127,000, compared to $118,000 for the first quarter ended September 30, 1995. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The increase in costs reflects Strouse's continued investment in the product development process.

     Investment and interest income was $62,000 and $79,000 for the first quarter ended September 30, 1996 and 1995, respectively. This income was principally generated by (i) one investment account (the "Interest-bearing FDIC Escrow Account") related to the Federal Deposit Insurance Corporation (the"FDIC") tax dispute and subject to an escrow agreement with the FDIC or its affiliates, and (ii) one investment account (the "Strouse Escrow Account") established in connection with the acquisition (the "Acquisition") and subject to an escrow and pledge agreement with the former Strouse stockholders (the "Former Strouse Stockholders"). In August 1996, the Interest-bearing FDIC Escrow Account was converted into cash in anticipation of the settlement of the FDIC's claims against the Company.

     Interest expense for the first quarter ended September 30, 1996 decreased to $185,000 from $219,000 in the corresponding prior year period. The decrease in interest expense primarily resulted from a reduction in inventory, which reduced borrowing levels.

     Minority interest expense of $53,000 and $57,000 for the first quarter ended September 30, 1996 and 1995, respectively, was principally due to preferred dividends paid or accrued during the first quarter on outstanding preferred stock of ASI (the "ASI Preferred Stock") issued to the Former Strouse Stockholders in connection with the Acquisition. The preferred dividends decreased for the first quarter ended September 30, 1996 as a result of the exercise of the Put Right, as defined below.

Liquidity and Capital Resources

     Cash required to fund the working capital needs of Strouse is supplied principally through the Credit Facilities with the Bank, trade credit, and internally generated funds. See Note 3 of Notes to Condensed Consolidated Financial Statements.

     Cash required to fund the operations of Aristotle is supplied primarily through earnings on the Strouse Escrow Account, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and taxes received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse. In addition, the Company has historically received earnings from the Interest-bearing FDIC Escrow Account. In August 1996, the Company withdrew the funds in the Interest-bearing FDIC Escrow Account and in a certain other escrow account related to the Company's tax dispute with the FDIC. On September 26, 1996, pursuant to a settlement agreement with the FDIC, the Company paid $3,759,000 plus accrued interest on a portion of the accounts to the FDIC and retained the balance of the accounts. Accordingly, since September 26, 1996, funds required to fund the operations of Aristotle have also been supplied through cash and cash equivalents from the retained balance of the escrow accounts.

     In connection with the Acquisition, ASI issued to the Former Strouse Stockholders 245,381 shares of ASI Preferred Stock and Aristotle issued to the Former Strouse Stockholders 270,379 shares of voting preferred stock of Aristotle (the "Aristotle Preferred Stock"). The Former Strouse Stockholders may require that ASI repurchase each share of ASI Preferred Stock at various dates beginning in April 1996 for $10.00 per share, plus any accrued but unpaid dividends (the "Put Right"). Prior to the vesting of the Put Right, the ASI Preferred Stock is entitled to quarterly dividends of 8.9% per annum. Once the Put Right is exercisable, the dividends cease. In order to exercise the Put Right, a Former Strouse Stockholder must sell an equal number of shares of Aristotle Preferred Stock to Aristotle for $.001 per share. The Put Right is secured by the Strouse Escrow Account.

     If the Former Strouse Stockholders exercise their Put Right with respect to the ASI Preferred Stock, then Aristotle would have to pay up to $2,247,000 during the next four fiscal years to such Stockholders as part of the Acquisition. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the Acquisition. Any default in the payments due to the Former Strouse Stockholders could create a partial unwinding of the Acquisition in which the Former Strouse Stockholders would be entitled to receive 59% of the capital stock of Strouse, in exchange for certain consideration previously paid to them by Aristotle in connection with the Acquisition.

     In order to meet its projected capital requirements and potential commitments to the Former Strouse Stockholders, the Company believes that it must either raise new equity capital or obtain additional financing or both. There can, however, be no assurance that the Company will be able to raise new equity capital or obtain additional financing.

Recent Developments

     In October 1996, two of the Former Strouse Stockholders, including one former executive officer of the Company, exercised their Put Right enabling them to receive an aggregate cash payment of $88,629 in exchange for 8,862 shares of ASI Preferred Stock and 8,862 shares of Aristotle Preferred Stock.

     In order to conserve funds, in November 1996, the Company offered to postpone the Put Right with respect to 163,321 shares of ASI Preferred Stock from dates in April 1996 and April 1997 to October 1997. In exchange, ASI offered to continue to pay the 8.9% dividend until October 1997 to the holders of the ASI Preferred Stock who postpone the Put Right. The holders of the ASI Preferred Stock must accept or reject ASI's offer before December 15, 1996.

     In October 1996, the Company repurchased 2,000 shares of its Common Stock in the open market. The Company intends to pay its directors' annual retainer with these treasury shares, valued at the average fair market value of the shares on the ten days preceding the payment date.

Certain Factors That May Affect Future Results of Operations

     The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, market responses to pricing actions, continued competitive factors and pricing pressures, changes in product mix, the timely acceptance of new products, inventory risks due to shifts in market demand, the dependence by the Company on key customers, and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-k

     (a)  Exhibits
          See Exhibit Index.

     (b)  Reports on Form 8-K:
          There were no reports on Form 8-K for the three months ended September 30, 1996.

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


                         THE ARISTOTLE CORPORATION



                         /s/ John J. Crawford
                         --------------------

                         John J. Crawford
                         Its President, Chief Executive Officer
                         and Chairman of the Board
                         Date:  November 14, 1996


                         /s/ Paul McDonald
                         -----------------

                         Paul McDonald
                         Its Chief Financial Officer
                         and Secretary
                         (principal financial and chief
                         accounting officer)
                         Date:  November 14, 1996

                                 EXHIBIT INDEX

Exhibit             Description
-------             -----------

27.1                Financial Data Schedule