Form 10-Q/A
period 1996-09-30
ARISTOTLE CORP
filed 1996-11-21
CIK 790071

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1


[X]               Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act
                                    of 1934
               For the Quarterly Period Ended September 30, 1996

               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the Transition Period From ________ to ________

                         Commission File Number 0-14669


                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
             (Exact name of Registrant as specified in its charter)

          Delaware                                        06-1165854
(State or other Jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                                78 Olive Street
                          New Haven, Connecticut 06511
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (203) 867-4090

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    [X]          No    [ ]

As of October 31, 1996, 1,104,011 shares of Common Stock were outstanding.

     The Purpose of this Form 10-Q/A Amendment No. 1 is to amend the previously filed Form 10-Q of The Aristotle Corporation and Subsidiary for the fiscal quarter ended September 30, 1996 by adding Item 6(b) of Part II thereto. Such item is set forth in this Form 10-Q/A Amendment No. 1.

                          Part II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          See Exhibit Index

     (b) Reports on Form 8-K

          On August 21, 1996, the Company filed a Form 8-K to report under Item 5 that the Company entered into a settlement agreement with the Federal Deposit Insurance Corporation ("FDIC"). The Company also reported that several former directors and officers of First Constitutional Bank reached a settlement of a class action lawsuit instituted in 1990. No financial statements were filed with the Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                         THE ARISTOTLE CORPORATION AND SUBSIDIARY


                                    By   /s/Paul McDonald
                                         -----------------------
                                         Paul McDonald
                                         Chief Financial Officer

Dated: November 19, 1996