Form 10-Q
period 1996-12-31
ARISTOTLE CORP
filed 1997-02-14
CIK 790071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---       EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               -------   -------

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

As of January 31, 1997, 1,097,902 shares of Common Stock were outstanding.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                         QUARTER ENDED DECEMBER 31, 1996



                                                                          Page
Part I - Financial Information                                            ----
      Item 1 -  Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets at December 31, 1996
                and June 30, 1996                                            3

                Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended December 31, 1996 and 1995        4

                Condensed Consolidated Statements of Cash Flows for the Six
                Months Ended December 31, 1996 and 1995                      5

                Notes to Condensed Consolidated Financial Statements         6

      Item 2 -  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    8

Part II - Other Information

      Item 4 -  Submission of Matters to a Vote of Security Holders          13

      Item 6 -  Exhibits and Reports on Form 8-K                            13

      Signatures                                                            14

      Exhibit Index                                                         15


                                             THE ARISTOTLE CORPORATION AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (dollars in thousands, except for share data)

                                                                                          December 31,              June 30,
                                                                                              1996                    1996
                                                                                              ----                    ----
                                                                                          (Unaudited)
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents                                                              $     637                 $      99
  Marketable securities held in escrow, at market value                                        --                      6,253
  Accounts receivable, net of reserves of $202 and $242                                      2,887                     2,834
  Inventories                                                                                9,707                     9,478
  Other current assets                                                                         434                       359
                                                                                         ---------                 ---------
         Total current assets                                                               13,665                    19,023
                                                                                         ---------                 ---------

Property and equipment, net                                                                  1,586                     1,684
                                                                                         ---------                 ---------
Other assets:
  Marketable securities held in escrow, at market value                                      1,200                       --
  Employee notes receivable                                                                    354                      354
  Goodwill, net of amortization of $126 and $101                                             1,808                    1,845
  Deferred tax asset                                                                           630                      630
  Other noncurrent assets                                                                      256                      259
                                                                                         ---------                ---------
                                                                                             4,248                    3,088
                                                                                         ---------                ---------
                                                                                           $19,499                  $23,795
                                                                                         ---------                ---------

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Current liabilities:
  Notes payable and current maturities of long-term debt                                 $  6,758                  $  6,055
  FDIC tax refund claim payable                                                              --                       3,760
  Accounts payable                                                                          1,275                     1,372
  Accrued expenses                                                                            568                       919
  Deferred tax liability                                                                      630                       630
                                                                                         --------                  --------
          Total current liabilities                                                         9,231                    12,736
                                                                                         --------                  --------

Long-term debt, less current maturities                                                     1,805                     2,097
                                                                                         --------                  --------
          Total liabilities                                                                11,036                    14,833
                                                                                         --------                  --------

Minority interest in subsidiary's preferred stock                                           1,975                     2,247
                                                                                         --------                  --------

Minority interest in subsidiary's common stock                                                184                       182
                                                                                         --------                  --------
Commitments and contingencies

Redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 76,014 and
   101,976 Series A at December 31, 1996 and June 30, 1996, respectively, 60,756 and
   61,345 Series B at December 31, 1996 and June 30, 1996, respectively, 60,756 and
   61,345 Series C at December 31, 1996 and June 30, 1996, respectively and 24,998 shares Series D at December 31, 1996 and June 30, 1996 issued and outstanding
                                                                                                3                         3
                                                                                         --------                  --------
Stockholders equity:
  Common stock, $.01 par value;  3,000,000 shares authorized;
   1,105,801 shares at December 31, 1996 and June 30,1996 issued and outstanding               11                        11
  Additional paid-in capital                                                              159,762                   159,762
  Retained earnings (deficit)                                                           ( 153,440)                 (153,245)
  Treasury stock at cost - 7,287 and 1,287 shares at December 31, 1996 and June 30, 1996,
  respectively                                                                          (      30)                 (      8)
  Net unrealized investment gains (losses)                                              (       2)                       10
                                                                                        ---------                  --------
          Total stockholders equity                                                         6,301                     6,530
                                                                                        ---------                  --------

                                                                                        $  19,499                  $ 23,795
                                                                                        ---------                  --------
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


                                                THE ARISTOTLE CORPORATION AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                             (dollars in thousands, except for share data)


                                                          Three Months                                 Six Months
                                                        Ended December 31,                         Ended December 31,
                                                       1996                 1995                  1996                1995
                                                       ----                 ----                  ----                ----
Net sales                                         $      4,941          $      6,787          $    10,248          $    12,756
Cost of goods sold                                       3,573                 5,026                7,393                9,426
                                                  ------------          ------------          -----------          -----------
          Gross profit                                   1,368                 1,761                2,855                3,330

Operating expenses:
  Selling                                                  729                   783                1,427                1,457
  General and administrative                               528                   439                  976                  979
  Product development                                      151                   110                  277                  228
                                                 -------------          ------------         ------------         ------------
          Operating income (loss)                (         40)                   429                  175                  666
                                                 -------------          ------------         ------------         ------------
Other income (expense)
  Investment and interest income                           36                     77                   98                  157
  Interest expense                               (        166)          (        235)        (        350)        (        454)
                                                 -------------          -------------        -------------        -------------

       Income (loss) before income
         taxes and minority interest             (        170)                   271         (         77)                 369

Income tax expense                                          8                      6                   22                    6
                                                 -------------          -------------        -------------        -------------
          Income (loss) before minority
            interest                             (        178)                   265         (         99)                 363

Minority interest                                          42                     62                   96                  119
                                                  ------------          -------------        -------------        -------------
NET INCOME (LOSS)                                ($       220)          $        203         ($       195)        $        244
                                                  ------------          -------------        -------------        -------------

Net income (loss) per share                      ($      0.19)          $       0.18         ($      0.17)        $       0.22
                                                  ------------          -------------        -------------        -------------

Weighted average shares outstanding                 1,134,614              1,124,184            1,136,268            1,123,310
                                                  ------------          -------------        -------------        -------------


                                             The accompanying notes are an integral part of
                                           these condensed consolidated financial statements.



                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                                                         Six Months
                                                                                                     Ended December 31,
                                                                                                1996                    1995
                                                                                                ----                    ----
Cash flows from operating activities:
  Net income (loss)                                                                        ($       195)           $        244
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:                                                     260                     262
     Depreciation and amortization
     Changes in assets and liabilities:                                                    (         53)                  1,270
      Accounts receivable                                                                  (        229)                  1,215
      Inventories                                                                          (         89)                     15
      Other assets                                                                         (         97)           (      1,147)
      Accounts payable                                                                     (        351)           (        287)
      Accrued expenses                                                                            -                          61
      Issuance of treasury stock                                                           ------------            ------------
          Net cash provided by (used in) operating
            activities                                                                     (        754)                  1,633
                                                                                           ------------            ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                       (        132)           (        364)
  Purchase of marketable securities                                                        (        707)                  -
  Minority interest                                                                                   2                       9
  Repurchase of ASI preferred stock                                                        (        260)                  -
  Sale of marketable securities                                                                   5,760                   -
  Settlement of FDIC claim                                                                 (      3,760)                  -
                                                                                           ------------            ------------
          Net cash provided by (used in) investing
            activities                                                                              903            (        355)
                                                                                           ------------            ------------

Cash flows from financing activities:
  Net borrowings (payments) under line-of-credit                                                    980            (      1,240)
  Principal payments under note payable                                                    (        569)           (        125)
  Purchase of treasury stock                                                               (         22)                  -
  Proceeds from issuance of long-term debt                                                          -                        75
                                                                                           ------------            ------------
          Net cash provided by (used in) financing
            activities                                                                              389            (      1,290)
                                                                                           ------------            ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    538            (         12)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     99                     188
                                                                                           ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $        637            $        176
                                                                                           ------------            ------------

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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


2.          Earnings per Common Share
            -------------------------

            Weighted average shares outstanding are primary; treasury stock has not been included. At December 31, 1996, the weighted average shares include 33,424 shares of common stock equivalents.


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

          The interest on the line-of-credit will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3.0% per annum based on the financial performance of Strouse. The term loan bears interest at the option of the Company at a rate per annum equal to prime plus .75%, Eurodollar plus 2.5% or at a fixed rate of the Bank's cost of funds plus 2.25%. The term loan has a three year term and requires principal payments to reduce the amount outstanding based on a ten year amortization.

          The Credit Facilities are secured by a lien on all assets of Strouse. Aristotle and ASI have unconditionally guaranteed the Credit Facilities. Recourse under each guaranty is limited to $2,000,000. To secure Aristotle's guarantee of the Credit Facilities, Aristotle has pledged $500,000 (the "Account Pledged to the Bank") which is included in marketable securities held in escrow in the accompanying balance sheet. The credit agreement further provides that Strouse may not pay dividends to ASI or Aristotle without the Bank's prior written consent. Strouse must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities.

          As of January 31, 1997, the balance outstanding on the line-of-credit was $6,133,000 and the balance outstanding on the term loan was $1,950,000. As of January 31, 1997, the additional borrowing available on the overadvance was $415,000.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     Three Months Ended December 31, 1996 and 1995
     ---------------------------------------------

     The Company's net sales for the three months ended December 31, 1996 decreased 27% to $4,941,000, compared to net sales of $6,787,000 for the three months ended December 31, 1995. The decrease was primarily generated by a $560,000 volume decrease in shapewear products, and a $1,480,000 volume decrease in specialty brassiere products, offset by a $194,000 impact from increased prices.

     The Company's gross profit for the three months ended December 31, 1996 decreased 22% to $1,368,000, compared to gross profit of $1,761,000 for the three months ended December 31, 1995. Gross margin percentage increased to 27.7% from 25.9%. The decrease in gross profit was primarily a result of the reduction in sales. The increase in gross margin percentage was principally a result of reduced overhead expenses and a consolidation of production to locations with lower costs.

     Selling, general and administrative expenses for the three months ended December 31, 1996 were $1,257,000, compared to $1,222,000 for the corresponding three months ended December 31, 1995. The $35,000, or 3%, increase was principally a result of increases in advertising and professional fees, partially offset by a reduction in commissions and shareholder expenses.

     Product development costs for the Company for the three months ended December 31, 1996 were $151,000, compared to $110,000 for the three months ended December 31, 1995. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $41,000, or 37%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

     Investment and interest income was $36,000 and $77,000 for the three months ended December 31, 1996 and 1995, respectively. Investment and interest income for the three months ended December 31, 1996 was principally generated by an investment account (the "Strouse Escrow Account") established in connection with the acquisition of Strouse by Aristotle (the "Acquisition") and subject to an escrow and pledge agreement with the former Strouse stockholders (the "Former Strouse Stockholders"). Investment and interest income for the three months ended December 31, 1995 was principally generated by the Strouse Escrow Account and two special escrow accounts (the "FDIC Escrow Accounts"). The FDIC Escrow Accounts contained approximately $5,760,000 in tax refunds received by the Company that the Federal Deposit Insurance Corporation ("FDIC") claimed. The $41,000 reduction in investment and interest income for the three months ended December 31, 1996 was primarily a result of the payment to the FDIC of approximately $3,760,000 from the FDIC Escrow Accounts in the first quarter of 1996 in connection with a settlement between the Company and the FDIC related to certain disputes between the FDIC, the Company and others (the "FDIC Settlement").

     Interest expense for the three months ended December 31, 1996 decreased to $166,000 from $235,000 in the corresponding three months ended December 31, 1995. The decrease in interest expense primarily resulted from reduced borrowing levels under the Credit Facilities due to a reduction in inventory.

     The income tax provision reflects minimum state taxes, as any federal tax obligation is sheltered by the utilization of net operating loss carryforwards.

     Minority interest expense of $42,000 and $62,000 for the three months ended December 31, 1996 and 1995, respectively, was principally due to preferred dividends paid or accrued during the corresponding period on outstanding preferred stock of ASI (the "ASI Preferred Stock") issued to the Former Strouse Stockholders in connection with the Acquisition. The preferred dividends decreased as a result of the exercise of the Put Right, as defined in the Liquidity and Capital Resources section, by three Former Strouse Stockholders, including one executive officer and one former executive officer, in November and December, 1996, which resulted in fewer shares of ASI Preferred Stock being outstanding.

     Six Months Ended December 31, 1996 and 1995
     -------------------------------------------

     The Company's net sales for the six months ended December 31, 1996 decreased 20% to $10,248,000, compared to net sales of $12,756,000 for the six months ended December 31, 1995. The decrease was primarily generated by a $620,000 volume decrease in shapewear products, and a $2,382,000 volume decrease in specialty brassiere products, offset by a $494,000 impact from increased prices.

     The Company's gross profit for the six months ended December 31, 1996 decreased 14% to $2,855,000, compared to gross profit of $3,330,000 for the six months ended December 31, 1995. Gross margin percentage increased to 27.9% from 26.1%. The decrease in gross profit was primarily a result of the reduction in sales. The increase in gross margin percentage was principally a result of reduced overhead expenses, lower production costs resulting from a reduction in production rates charged by the Company's Dominican subcontractor and a consolidation of Strouse's production to locations with lower costs.

     Selling, general and administrative expenses for the six months ended December 31, 1996 were $2,403,000, compared to $2,436,000 for the corresponding six months ended December 31, 1995. The $33,000, or 1%, decrease was principally a result of a reduction in administrative personnel, commissions and shareholder expenses, partially offset by an increase in advertising and professional fees.

     Product development costs for the Company for the six months ended December 31, 1996 were $277,000, compared to $228,000 for the six months ended December 31, 1995. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $49,000, or 21%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

     Investment and interest income was $98,000 and $157,000 for the six months ended December 31, 1996 and 1995, respectively. This income was principally generated by the FDIC Escrow Accounts and the Strouse Escrow Account. The $59,000 reduction in investment and interest income for the six months ended December 31, 1996 was primarily a result of the payment to the FDIC of approximately $3,760,000 from the FDIC Escrow Accounts in the first quarter of 1996 in connection with the FDIC Settlement.

     Interest expense for the six months ended December 31, 1996 decreased to $350,000 from $454,000 in the corresponding six months ended December 31, 1995. The decrease in interest expense primarily resulted from reduced borrowing levels under the Credit Facilities due to a reduction in inventory.

     The income tax provision reflects minimum state taxes, as any federal tax obligation is sheltered by the utilization of net operating loss carryforwards.

     Minority interest expense of $96,000 and $119,000 for the six months ended December 31, 1996 and 1995, respectively, was principally due to preferred dividends paid or accrued during the corresponding period on outstanding ASI Preferred Stock. The preferred dividends decreased for the six months ended December 31, 1996 as a result of the exercise of the Put Right by three Former Strouse Stockholders in November and December, 1996, which resulted in fewer shares of ASI Preferred Stock being outstanding.

Liquidity and Capital Resources

     The Company used $754,000 to fund operations during the six months ended December 31, 1996. The Company generated $1,633,000 from operations for the six months ended December 31, 1995. During these periods, the principal operating cash requirements were attributable to increased inventory levels and a reduction of other liabilities.

     The Company generated $903,000 from investing activities for the six months ended December 31, 1996 and utilized $355,000 for investing activities for the six months ended December 31, 1995. In the six months ended December 31,1996, the primary generation of cash from investing activities was the $5,760,000 sale of marketable securities that were withdrawn from the FDIC Escrow Accounts in connection with the FDIC Settlement, offset by the payment of $3,760,000 from the FDIC Escrow Accounts in connection with the FDIC Settlement. The Company also used $260,000 to fund the payment of the Put Right, as defined below, exercised by three of the Former Strouse Stockholders, including one executive officer and one former executive officer of the Company. In exchange for the funding of the Put Right, the Company received 25,962 shares of ASI Series A Preferred Stock and 25,962 shares of Aristotle Preferred Stock. During such period, the Company also utilized $707,000 of its cash from investing activities to purchase marketable securities to fund the Account Pledged to the Bank, which secures Aristotle's guarantee of the Credit Facilities, and to restore the Strouse Escrow Account. During both periods, the Company used cash from investing activities to purchase property and equipment.

     The Company generated $389,000 from financing activities for the six months ended December 31, 1996. The Company utilized $1,290,000 for financing activities during the six months ended December 31, 1995. Funds generated during the six months ended December 31, 1996 were primarily a result of the Company drawing $980,000 from its line-of-credit, offset by the $569,000 payment of its notes payable. In addition, the Company repurchased 6,000 shares of its Common Stock in the open market for approximately $22,000. The Company intends to pay its directors' annual retainer with these treasury shares.

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

     If the Former Strouse Stockholders exercise their Put Right with respect to the ASI Preferred Stock, then Aristotle would have to pay up to $1,975,000 during the next four fiscal years to such Stockholders. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the Acquisition. However, there is $700,000 held in the Strouse Escrow Account, $354,000 in employee notes receivable, $560,000 from Strouse intercompany loans and $500,000 held in the Account Pledged to the Bank to satisfy the requirements of the Put Rights, if exercised. Any default in the payments due to the Former Strouse Stockholders could create a partial unwinding of the Acquisition in which the Former Strouse Stockholders would be entitled to receive 59% of the capital stock of Strouse, in exchange for certain consideration previously paid to them by Aristotle in connection with the Acquisition.

     In order to conserve funds, in November 1996, the Company requested that the holders of the ASI Preferred Stock postpone the Put Right with respect to 101,976 shares of ASI Series A Preferred Stock and 61,345 shares of ASI Series B Preferred Stock from dates in April 1996 and April 1997 to October 1997. In exchange, ASI offered to continue to pay the 8.9% dividend until October 1997 to the holders of the ASI Preferred Stock who postpone the Put Right. In addition, the Company offered to delay the repayment of certain loans made by Aristotle to certain Former Strouse Stockholders (the "Acquisition Loans") in connection with the Acquisition from April 1997 until October 1997 if such Stockholders postpone their Put Rights.

     In October 1996, pursuant to terms of an employment agreement between a former executive officer of Strouse and the Company, upon the voluntary termination of such officer's employment, the former executive officer was obligated to sell to the Company for nominal consideration 589 shares of ASI Series B Preferred Stock and 589 shares of ASI Series C Preferred Stock. As mentioned above, in November and December of 1996, three Former Strouse Stockholders exercised their Put Right with respect to 25,962 shares of ASI Series A Preferred Stock and 25,962 shares of Aristotle Preferred Stock for a cash payment of $260,000.

     After repurchases of ASI Preferred Stock pursuant to the foregoing employment agreement and exercise of Put Rights, the offer resulted in the holders of 73,604 shares of ASI Series A Preferred Stock and 13,862 shares of ASI Series B Preferred Stock postponing their Put Right until October 1997 with the remaining 2,410 shares of ASI Series A Preferred Stock continuing to be exercisable. In addition, there are 46,894 shares of ASI Series B Preferred Stock that will be exercisable beginning April 1997. The offer also resulted in the delay of the repayment of $131,000 principal amount of Acquisition Loans to October 1997, with $46,000 principal amount of Acquisition Loans remaining payable in April 1997.

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

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On November 21, 1996, Aristotle held its annual meeting of its stockholders. The following matters were voted on at the annual meeting:

         1. The election of Barry R. Banducci and Daniel J. Miglio to Aristotle's Board of Directors for three-year terms; and

         2. The approval of the Company's plan to continue to pay the annual retainer that it pays to its non-employee Directors in Common Stock of the Company; and

         3. The ratification of the appointment of Arthur Andersen LLP, Independent Certified Public Accountants, as Aristotle's independent auditors for the fiscal year ending June 30, 1997.

         The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the annual meeting:



                       The          The            The             The
                     election     election     approval of     appointment
                        of           of       Company's Plan    of Arthur
                   Mr. Banducci  Mr. Miglio  to Pay Directors  Andersen LLP
-------------------------------------------------------------------------------
For                     925,617     925,347           790,983       917,863
Against                   6,925       7,195            26,320         9,034
Abstain                       0           0             5,545         5,645
Broker Nonvotes               0           0           109,694           N/A


Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits
              See Exhibit Index.

         (b)  Reports on Form 8-K:
              There were no reports on Form 8-K for the three months ended December 31, 1996.

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


                                  THE ARISTOTLE CORPORATION



                                  /s/ John J. Crawford
                                  --------------------

                                  John J. Crawford
                                  Its President, Chief Executive Officer
                                  and Chairman of the Board
                                  Date:  February 14, 1997


                                  /s/ Paul McDonald
                                  -----------------

                                  Paul McDonald
                                  Its Chief Financial Officer
                                  and Secretary
                                  (principal financial and chief
                                  accounting officer)
                                  Date:  February 14, 1997

                                 EXHIBIT INDEX

Exhibit             Description
-------             -----------

4.1 Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc., filed December 4, 1996 is filed herewith as Exhibit 4.1.

27.1                Financial Data Schedule