Form 10-Q
period 1997-03-31
ARISTOTLE CORP
filed 1997-05-15
CIK 790071

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______


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

As of April 28, 1997, 1,097,902 shares of Common Stock were outstanding.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                         QUARTER ENDED MARCH 31, 1997


                                                                                                        Page
                                                                                                        ----
Part I - Financial Information

      Item 1 -  Financial  Statements (Unaudited)

                Condensed Consolidated Balance Sheets at March 31, 1997
                and June 30, 1996                                                                          3

                Condensed Consolidated Statements of Operations for the Three and Nine Months
                Ended March 31, 1997 and 1996                                                              4

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended March 31, 1997 and 1996                                                              5

                Notes to Condensed Consolidated Financial Statements                                       6

      Item 2 -  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                      8

Part II - Other Information

      Item 6 -  Exhibits and Reports on Form 8-K                                                          12

      Signatures                                                                                          13

      Exhibit Index                                                                                       14

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except for share data)

                                                                                   March 31,       June 30,
                                                                                     1997           1996
                                                                                     ----           ----
                                                                                  (Unaudited)
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents                                                        $     472    $      99
  Marketable securities held in escrow, at market value                                  -          6,253
  Accounts receivable, net of reserves of $142 and $242                                3,707        2,834
  Inventories                                                                         10,101        9,478
  Other current assets                                                                   213          359
                                                                                   ---------    ---------
         Total current assets                                                         14,493       19,023
                                                                                   ---------    ---------

Property and equipment, net                                                            1,517        1,684
                                                                                   ---------    ---------

Other assets:
  Marketable securities held in escrow, at market value                                1,200           -
  Employee notes receivable                                                              354          354
  Goodwill, net of amortization of $138 and $101                                       1,796        1,845
  Deferred tax asset                                                                     630          630
  Other noncurrent assets                                                                248          259
                                                                                   ---------    ---------
                                                                                       4,228        3,088
                                                                                   ---------    ---------
                                                                                   $  20,238    $  23,795
                                                                                   =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Notes payable and current maturities of long-term debt                           $   6,691    $   6,055
  FDIC tax refund claim payable                                                          -          3,760
  Accounts payable                                                                     2,182        1,372
  Accrued expenses                                                                       465          919
  Deferred tax liability                                                                 630          630
                                                                                   ---------    ---------
          Total current liabilities                                                    9,968       12,736
                                                                                   ---------    ---------

Long-term debt, less current maturities                                                1,770        2,097
                                                                                   ---------    ---------
          Total liabilities                                                           11,738       14,833
                                                                                   ---------    ---------

Minority interest in subsidiary's preferred stock                                      1,975        2,247
                                                                                   ---------    ---------

Minority interest in subsidiary's common stock                                           189          182
                                                                                   ---------    ---------

Commitments and contingencies

Redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 76,014 and 101,976 Series A at March 31, 1997 and June 30, 1996, respectively,
   60,756 and 61,345 Series B at March 31, 1997 and June 30, 1996, respectively,
   60,756 and 61,345 Series C at March 31, 1997 and June 30, 1996, respectively and 24,998 shares Series D at March 31, 1997 and June 30, 1996 issued and
   outstanding                                                                             3            3
                                                                                   ---------    ---------

Stockholders' equity:
  Common stock, $.01 par value; 3,000,000 shares authorized; 1,105,801 shares at
  March 31, 1997 and June 30, 1996 issued and outstanding                                 11           11
  Additional paid-in capital                                                         159,762      159,762
  Retained earnings (deficit)                                                       (153,410)    (153,245)
  Treasury stock at cost - 7,287 and 1,287 shares at March 31, 1997 and June 30,
     1996, respectively                                                                  (30)          (8)
  Net unrealized investment gains                                                        -             10
                                                                                   ---------    ---------
          Total stockholders' equity                                                   6,333        6,530
                                                                                   ---------    ---------
                                                                                   $  20,238    $  23,795
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except for share data)

                                                             Three Months                                 Nine Months
                                                            Ended March 31,                             Ended March 31,
                                                       1997                 1996                  1997                  1996
                                                       ----                 ----                  ----                  ----
Net sales                                       $     5,105           $    5,390           $    15,352           $    18,147
Cost of goods sold                                    3,701                4,040                11,093                13,467
                                                -----------           ----------           -----------           -----------

          Gross profit                                1,404                1,350                 4,259                 4,680

Operating expenses:
  Selling                                               599                  552                 2,026                 1,980

  General and administrative                            422                  455                 1,398                 1,476

  Product development                                   167                  121                   444                   348
                                                -----------           ----------           -----------           -----------

          Operating income                              216                  222                   391                   876
                                                -----------           ----------           -----------           -----------

Other income (expense)
  Investment and interest income                         34                   80                   133                   248
  Interest expense                              (       171)          (      210)          (       522)          (       663)
                                                -----------           ----------           -----------           -----------

          Income before income
             taxes and minority interest                 79                   92                     2                   461

Income tax expense                                        6                   12                    28                    18
                                                -----------           ----------           -----------           -----------

          Income (loss) before minority
            interest                                     73                   80           (        26)                  443

Minority interest                                        43                   58                   139                   177
                                                -----------           ----------           -----------           -----------

NET INCOME (LOSS)                               $        30            $      22            ($     165)           $      266
                                                ===========           ==========           ===========           ===========

Net income (loss) per share                     $      0.03            $    0.02            ($    0.15)           $     0.24
                                                ===========           ==========           ===========           ===========

Weighted average shares outstanding               1,131,940            1,138,510             1,134,852             1,128,340
                                                ===========           ==========           ===========           ===========


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                                                         Nine Months
                                                                                                        Ended March 31,
                                                                                                  1997                  1996
                                                                                                  ----                  ----
Cash flows from operating activities:
  Net income (loss)                                                                          ($      165)         $        266
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                                  397                   383
      Changes in assets and liabilities:
        Accounts receivable                                                                  (       873)                1,080
        Inventories                                                                          (       623)                1,212
        Other assets                                                                                 140                   624
        Accounts payable                                                                             810           (       764)
        Accrued expenses                                                                     (       454)          (       788)
        Issuance of treasury stock                                                                  -                       61
                                                                                             -----------           -----------
          Net cash provided by (used in) operating
            activities                                                                       (       768)                2,074
                                                                                             -----------           -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                         (       186)          (       470)
  Proceeds from IRS refund                                                                          -                    1,751
  Increase in escrow reserve                                                                        -              (     1,751)
  Purchase of marketable securities                                                          (       707)                -
  Minority interest                                                                                    7                    12
  Repurchase of ASI preferred stock                                                          (       260)                -
  Sale of marketable securities                                                                    5,760                 -
  Settlement of FDIC claim                                                                   (     3,760)                -
                                                                                             -----------           -----------
          Net cash provided by (used in) investing
            activities                                                                               854           (       458)
                                                                                             -----------           -----------

Cash flows from financing activities:
  Net borrowings (payments) under line-of-credit                                                     987           (     1,334)
  Principal payments under note payable                                                      (       678)          (       228)
  Purchase of treasury stock                                                                 (        22)                -
  Proceeds from issuance of long-term debt                                                          -                       75
                                                                                             -----------           -----------
          Net cash provided by (used in) financing
            activities                                                                               287           (     1,487)
                                                                                             -----------           -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                373                   129

CASH AND CASH EQUIVALENTS, beginning of period
                                                                                                      99                   188
                                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                                     $       472           $       317
                                                                                             ===========           ===========


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

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


2.         Earnings per Common Share
           -------------------------

           Weighted average shares outstanding are primary; treasury stock has not been included. At March 31, 1997, the weighted average shares include 33,424 shares of common stock equivalents.


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

           The interest on the line-of-credit will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3.0% per annum based on the financial performance of Strouse. The term loan bears interest at the option of Strouse at a rate per annum equal to prime plus .75%, Eurodollar plus 2.5% or at a fixed rate of the Bank's cost of funds plus 2.25%. The term loan has a three year term and requires principal payments to reduce the amount outstanding based on a ten year amortization.

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

           As of April 28, 1997, the balance outstanding on the line-of-credit was $6,466,000 and the balance outstanding on the term loan was $1,900,000. As of April 28, 1997, the additional borrowing available on the overadvance was $534,000.

           During the third quarter ended March 31, 1997, Aristotle entered into a line-of-credit agreement with The Bank of New Haven for $300,000 (the "BNH Line of Credit"). The line-of-credit bears interest at a rate of prime plus 1.5% and is payable on demand. The line-of-credit is secured by the collateral assignment of a demand promissory note executed by Strouse. As of April 28, 1997, the balance outstanding on the line-of-credit was $75,000.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Results of Operations

           Three Months Ended March 31, 1997 and 1996
           ------------------------------------------

           The Company's net sales for the three months ended March 31, 1997 decreased 5% to $5,105,000, compared to net sales of $5,390,000 for the three months ended March 31, 1996. The decrease was primarily generated by a $288,000 volume decrease in shapewear products, and a $152,000 volume decrease in specialty brassiere products, offset by a $155,000 impact from increased prices. The decreases reflect increased competition in the shapewear market and softness in the specialty bra market in the beginning of the quarter which began to strengthen during February and March 1997.

           The Company's gross profit for the three months ended March 31, 1997 increased 4% to $1,404,000, compared to gross profit of $1,350,000 for the three months ended March 31, 1996. Gross margin percentage increased to 27.5% from 25.0%. The increase in gross profit and gross margin percentage was principally a result of lower per unit costs resulting from increases in production levels primarily relating to the implementation of new product lines, the stabilization of raw material and production costs versus increases in prices of product and a reduction in the private label business (which contributes operating income margins comparable to Strouse's branded business, but at lower gross margins).

           Selling, general and administrative expenses for the three months ended March 31, 1997 were $1,021,000, compared to $1,007,000 for the corresponding three months ended March 31, 1996. The $14,000, or 1%, increase was principally a result of increases in advertising and selling costs, partially offset by a reduction in shareholder expenses.

           Product development costs for the Company for the three months ended March 31, 1997 were $167,000, compared to $121,000 for the three months ended March 31, 1996. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $46,000, or 38%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

           Investment and interest income was $34,000 and $80,000 for the three months ended March 31, 1997 and 1996, respectively. Investment and interest income for the three months ended March 31, 1997 was principally generated by an investment account (the "Strouse Escrow Account"), which was established in connection with the acquisition of Strouse by Aristotle (the "Acquisition") and is subject to an escrow and pledge agreement with the former Strouse stockholders (the "Former Strouse Stockholders"), the Account Pledged to the Bank and cash on-hand. Investment and interest income for the three months ended March 31, 1996 was principally generated by the Strouse Escrow Account and two special escrow accounts (the "FDIC Escrow Accounts"). The FDIC Escrow Accounts contained approximately $5,760,000 in tax refunds received by the Company that the Federal Deposit Insurance Corporation ("FDIC") claimed. The $46,000 reduction in investment and interest income for the three months ended March 31, 1997 was primarily a result of the payment to the FDIC of approximately $3,760,000 from the FDIC Escrow Accounts in the first quarter of 1996 in connection with a settlement between the Company and the FDIC related to certain disputes between the FDIC, the Company and others (the "FDIC Settlement").

           Interest expense for the three months ended March 31, 1997 decreased to $171,000 from $210,000 in the corresponding three months ended March 31, 1996. The decrease in interest expense primarily resulted from reduced borrowing levels under the Credit Facilities due to lower average inventory levels in 1997 versus 1996.

           The income tax provision reflects minimum state taxes, as any federal tax obligation is sheltered by the utilization of net operating loss carryforwards.

           Minority interest expense of $43,000 and $58,000 for the three months ended March 31, 1997 and 1996, respectively, was principally due to preferred dividends paid or accrued during the corresponding period on outstanding preferred stock of ASI (the "ASI Preferred Stock") issued to the Former Strouse Stockholders in connection with the Acquisition. The preferred dividends decreased as a result of the exercise of the Put Right, as defined in the Liquidity and Capital Resources section, which resulted in fewer shares of ASI Preferred Stock being outstanding during 1997.


           Nine Months Ended March 31, 1997 and 1996
           -----------------------------------------

           The Company's net sales for the nine months ended March 31, 1997 decreased 15% to $15,352,000, compared to net sales of $18,147,000 for the nine months ended March 31, 1996. The decrease was primarily generated by a $923,000 volume decrease in shapewear products, and a $2,520,000 volume decrease in specialty brassiere products, offset by a $648,000 impact from increased prices. The decrease in net sales for the nine months ended March 31, 1997 was primarily a result of increased competition and some softness in certain market segments plus an inability to supply all orders received due to production problems which have all shown improvement during the last three months ended March 31, 1997.

           The Company's gross profit for the nine months ended March 31, 1997 decreased 9% to $4,259,000, compared to gross profit of $4,680,000 for the nine months ended March 31, 1996. Gross margin percentage increased to 27.7% from 25.8%. The decrease in gross profit was primarily a result of the reduction in sales. The increase in gross margin percentage was principally a result of stable raw material costs, lower production costs resulting from a reduction in production rates charged by the Company's Dominican subcontractor and a consolidation of Strouse's production to locations with lower costs.

           Selling, general and administrative expenses for the nine months ended March 31, 1997 were $3,424,000, compared to $3,456,000 for the corresponding nine months ended March 31, 1996. The $32,000, or 1%, decrease was principally a result of a reduction in administrative personnel, sales commissions and shareholder expenses, partially offset by an increase in advertising.

           Product development costs for the Company for the nine months ended March 31, 1997 were $444,000, compared to $348,000 for the nine months ended March 31, 1996. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $96,000, or 28%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

           Investment and interest income was $133,000 and $248,000 for the nine months ended March 31, 1997 and 1996, respectively. This income was principally generated by the FDIC Escrow Accounts, the Strouse Escrow Account, the Account Pledged to the Bank and cash on-hand. The $115,000 reduction in investment and interest income for the nine months ended March 31, 1997 was primarily a result of the payment to the FDIC of approximately $3,760,000 from the FDIC Escrow Accounts in the first quarter of 1996 in connection with the FDIC Settlement.

           Interest expense for the nine months ended March 31, 1997 decreased to $522,000 from $663,000 in the corresponding nine months ended March 31, 1996. The decrease in interest expense primarily resulted from reduced borrowing levels under the Credit Facilities due to lower average inventory levels in 1997 versus 1996.

           The income tax provision reflects minimum state taxes, as any federal tax obligation is sheltered by the utilization of net operating loss carryforwards.

           Minority interest expense of $139,000 and $177,000 for the nine months ended March 31, 1997 and 1995, respectively, was principally due to preferred dividends paid or accrued during the corresponding period on outstanding ASI Preferred Stock. The preferred dividends decreased for the nine months ended March 31, 1997 as a result of the exercise of the Put Right by the Former Strouse Stockholders throughout fiscal 1997, which resulted in fewer shares of ASI Preferred Stock being outstanding.


Liquidity and Capital Resources


           The Company utilized cash of $768,000 for operations during the nine months ended March 31, 1997 and generated cash of $2,074,000 from operations for the nine months ended March 31, 1996. During the nine months ended March 31, 1997, the utilization of cash from operations was principally the result of net loss from operations and increases in accounts receivables, inventories and accounts payable, partially offset by depreciation and amortization and a decrease in accrued expenses. During the nine months ended March 31, 1996, the generation of cash from operations was principally the result of net income from operations and decreases in accounts receivables, inventories, other assets, accrued expenses and accounts payable.

           The Company generated $854,000 from investing activities for the nine months ended March 31, 1997 and utilized $458,000 for investing activities for the nine months ended March 31, 1996. In the nine months ended March 31, 1997, the primary generation of cash from investing activities was the $5,760,000 sale of marketable securities that were withdrawn from the FDIC Escrow Accounts in connection with the FDIC Settlement, offset by the payment of $3,760,000 from the FDIC Escrow Accounts in connection with the FDIC Settlement. The Company also used $260,000 to fund the payment of the Put Right, as defined below, exercised by three of the Former Strouse Stockholders, including one executive officer and one former executive officer of the Company. In exchange for the funding of the Put Right, the Company received 25,962 shares of ASI Series A Preferred Stock and 25,962 shares of Aristotle Preferred Stock. During 1997, the Company also utilized $707,000 of its cash from investing activities to purchase marketable securities to fund the Account Pledged to the Bank, which secures Aristotle's guarantee of the Credit Facilities, and to restore the Strouse Escrow Account. During both periods, the Company used cash from investing activities to purchase property and equipment.

           The Company generated $287,000 from financing activities for the nine months ended March 31, 1997. The Company utilized $1,487,000 for financing activities during the nine months ended March 31, 1996. Funds generated during the nine months ended March 31, 1997 were primarily a result of the Company drawing $987,000 from its line-of-credit, offset by the $678,000 payment of its notes payable. In addition, the Company repurchased 6,000 shares of its Common Stock in the open market for approximately $22,000. The Company intends to pay its directors' annual retainer with these treasury shares. During the third quarter ended March 31, 1997, Aristotle entered into the BNH Line of Credit for $300,000, which bears interest at a rate of prime plus 1.5%.

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

           If the Former Strouse Stockholders exercise their Put Right with respect to the ASI Preferred Stock, then Aristotle would have to pay up to $1,975,000 during the next four fiscal years to such Stockholders. It is not anticipated that current amounts of capital will be sufficient to satisfy potential commitments related to the Acquisition. However, there is $700,000 held in the Strouse Escrow Account and $354,000 in employee notes receivable to satisfy a portion of the requirements of the Put Rights, if exercised. In addition, there is $560,000 from Strouse intercompany loans that are pledged to the Bank of New Haven and $500,000 held in the Account Pledged to the Bank which may be used, but are not readily available, to fulfill the exercise of the Put Right. Any default in the payments due to the Former Strouse Stockholders could create a partial unwinding of the Acquisition in which the Former Strouse Stockholders would be entitled to receive 59% of the capital stock of Strouse, in exchange for certain consideration previously paid to them by Aristotle in connection with the Acquisition.

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

           After repurchases of ASI Preferred Stock pursuant to the foregoing employment agreement and exercise of Put Rights, the offer resulted in the holders of 73,604 shares of ASI Series A Preferred Stock and 31,842 shares of ASI Series B Preferred Stock postponing their Put Right until October 1997 with the remaining 2,410 shares of ASI Series A Preferred Stock continuing to be exercisable. In addition, there are 28,914 shares of ASI Series B Preferred Stock that will be exercisable beginning April 1997. The offer also resulted in the delay of the repayment of $131,000 principal amount of Acquisition Loans to October 1997, with $46,000 principal amount of Acquisition Loans remaining payable in April 1997. There are 60,756 shares of ASI Series C Preferred Stock that will be exercisable beginning April 1998.

           In order to meet its projected capital requirements and potential commitments to the Former Strouse Stockholders, the Company believes that it must either raise new equity capital or obtain additional financing or both. There can, however, be no assurance that the Company will be able to raise new equity capital or obtain additional financing.

Recent Developments

           In April 1997, two of the Former Strouse Stockholders exercised their Put Right enabling them to receive an aggregate cash payment of $224,122 in exchange for 22,410 shares of ASI Preferred Stock and 22,410 shares of Aristotle Preferred Stock.

           In connection with the Acquisition, a former executive officer borrowed $92,330 from Aristotle. This employee note receivable was secured by a pledge agreement between the former executive officer and Aristotle. The loan provided that $46,165 in principal was due to Aristotle on April 11, 1997. The principal payment was satisfied by the assignment of 336 shares of Series A Preferred Stock of ASI and 4,281 shares of Series B Preferred Stock.

Effect of Recent Accounting Pronouncements

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company plans to adopt SFAS No. 128. As of March 31, 1997, SFAS No. 128 had no material impact on Earnings Per Share.

Certain Factors That May Affect Future Results of Operations

           The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the Company's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, market responses to pricing actions, continued competitive factors and pricing pressures, changes in product mix, the timely acceptance of new products, inventory risks due to shifts in market demand, the dependence by the Company on key customers, and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             See Exhibit Index.

        (b)  Reports on Form 8-K:
             There were no reports on Form 8-K for the three months ended March 31, 1997.

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


                                       THE ARISTOTLE CORPORATION



                                       /s/ John J. Crawford
                                       --------------------

                                       John J. Crawford
                                       Its President, Chief Executive Officer
                                       and Chairman of the Board
                                       Date:  May 15, 1997


                                       /s/ Paul McDonald
                                       -----------------

                                       Paul McDonald
                                       Its Chief Financial Officer
                                       and Secretary
                                       (principal financial and chief
                                       accounting officer)
                                       Date: May 15, 1997

                                 EXHIBIT INDEX

Exhibit                Description
-------                -----------

3.1                    Restated Certificate of Incorporation of The Aristotle
                       Corporation.

3.2                    Amended and Restated Bylaws of The Aristotle Corporation.

27.1                   Financial Data Schedule.