Form 10-K
period 1997-06-30
ARISTOTLE CORP
filed 1997-09-29
CIK 790071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                            Yes  x                   No
                                ---                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 8, 1997, the aggregate market value of the Common Stock outstanding of The Aristotle Corporation held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $3,882,664, based on the closing price as reported by the Nasdaq Stock Market.

                       Documents Incorporated by Reference

Portions of the Registrant's 1997 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference to Part III.

                                                       THE ARISTOTLE CORPORATION


TABLE OF CONTENTS
-----------------------------------------------------------------------------

Selected Consolidated Financial Data                                        2

Management's Discussion and Analysis                                        3

Consolidated Financial Statements                                           9

Form 10-K Cross Reference Index                                            31

-----------------------------------------------------------------------------

               SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
             (Amounts in thousands, except share and per share data)

     The following are selected consolidated financial data for The Aristotle Corporation ("Aristotle"), Aristotle Sub, Inc. ("ASI"), and The Strouse, Adler Company ("Strouse") on a consolidated basis for the fiscal years ended June 30, 1994, 1995, 1996 and 1997. Aristotle formed ASI in 1993 and acquired (the "Acquisition") Strouse in 1994. Accordingly, the selected consolidated data for the fiscal year ended December 31, 1992, and the six-month periods ended June 30, 1992 and 1993 are for Aristotle only. All references herein to the "Company" include Aristotle, ASI and Strouse. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                               Fiscal
                                                Year
                                               Ended       Six-Months Ended
                                              December         June 30,                     Fiscal Years Ended
                                                31,           (unaudited)                        June 30,
                                            ---------------------------------------------------------------------------------
                                              1992 (1)     1992      1993 (2)     1994       1995        1996       1997
                                            ---------------------------------------------------------------------------------
Consolidated statements of operations data:
Net sales                                   $    ---    $    ---   $    ---    $  5,538   $  21,701  $  24,062   $  21,847
                                            --------    --------   --------    --------   ---------  ---------   ---------
Costs and expenses:
  Costs of goods sold                            ---         ---        ---       3,859      16,447     18,393      15,826
  Operating expenses                           1,484         444        651       1,977       5,481      5,043       5,245
  Reserve for subsidiary litigation         (  1,510)        ---        ---         ---         ---        ---         ---
  Other income (expense)                       1,292       1,096        174         159   (     435) (     553)  (     544)
                                            --------    --------   --------    --------   ---------  ---------   ---------
  Income (loss) from continuing operations
    before income taxes and minority
    interest                                   1,318         652   (    477)   (    139)  (     662)        73         232
  Income tax expense (benefit) (3)          (  1,481)   (  1,609)     4,287    (     20)         25  (   1,626)         32
  Minority interest                              ---         ---        ---    (     60)  (     211) (     231)  (     187)
                                            --------    --------   --------    --------   ---------  ---------   ---------
  Income (loss) from continuing operations     2,799       2,261   (  4,764)   (    179)  (     898)     1,468          13
  Loss from discontinued operations         ( 59,727)   ( 34,278)       ---         ---         ---        ---         ---
                                            --------    --------   --------    --------   ---------  ---------   ---------
    Net income (loss)                       ($56,928)   ($32,017)  ($ 4,764)   ($   179)  ($    898) $   1,468   $      13
                                            ========    ========   ========    ========   =========  =========   =========

  Net earnings (loss) per share:
  Continuing operations                      $  2.55     $  2.06   ($  4.35)   ($  0.16)  ($   0.81) $    1.30   $    0.01
  Discontinued operations                   (  54.51)   (  31.28)       ---         ---         ---        ---         ---
                                            --------    --------   --------    --------   ---------  ---------   ---------
  Net earnings (loss) per primary share     ($ 51.96)   ($ 29.22)  ($  4.35)   ($  0.16)  ($   0.81) $    1.30   $    0.01
                                            ========    ========   ========    ========   =========  =========   =========

  Weighted average shares outstanding (4)   1,095,643   1,095,652  1,096,017   1,087,039  1,113,250  1,130,727   1,134,126
Consolidated balance sheet data:
Total assets                                   11,371      37,618     10,454      23,162     26,820     23,795      20,381
Stockholders' equity                           10,897      35,810      6,159       5,805      4,996      6,530       6,511
Long-term debt                                    ---         ---        ---         251     10,274      2,097       1,670

-------------------------
(1) In October 1992, the Federal Deposit Insurance Corporation (the "FDIC") was appointed receiver for Aristotle's former subsidiary, First Constitution Bank (the "Bank"). Substantially all the Bank's operations have been shown as discontinued. The Company's accountants for the fiscal year ended December 31, 1992, KPMG Peat Marwick, declined to express an opinion as to the financial statements for fiscal 1992 because of uncertainties with respect to the certain stockholder litigation and the Federal Deposit Insurance Corporation claims. The Company has settled these disputes. See "Item 3. Legal Proceedings."
(2) Effective June 30, 1993, Aristotle changed its fiscal year end from December 31 to June 30.
(3) Income tax expense for the six-months ended June 30, 1993 includes a reserve of $4,300 for a potential tax claim by the FDIC. Income tax benefit for the year ended June 30, 1996 reflects a $1,650 benefit related to the settlement of the Federal Deposit Insurance Corporation's claims. See "Item
     3. Legal Proceedings."
(4) The number of shares outstanding has been adjusted to reflect the one for ten reverse stock split that was effective on May 11, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

     This discussion and analysis of financial condition and results of operations will discuss and analyze the results of operations of the Company, on a consolidated basis, for the fiscal year ended June 30, 1997, as compared to the year ended June 30, 1996, and the fiscal year ended June 30, 1996, as compared to the year ended June 30, 1995. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

Results of Operations of the Company

Fiscal Year Ended June 30, 1997 as Compared to the Year Ended June 30, 1996

     The Company's net sales for the year ended June 30, 1997 decreased 9% to $21,847,000, compared to net sales of $24,062,000 for the prior year. The decrease was primarily generated by a $2,758,000 volume decrease in specialty brassiere products and a $276,000 volume decrease in shapewear products, offset by a $819,000 impact from increased prices.

     The Company's gross profit for the year ended June 30, 1997 increased to $6,021,000 from $5,669,000 for the prior year, and the gross margin percentage increased to 27.6% from 23.6%. The increase in gross profit and gross margin percentage was principally a result of lower per unit costs resulting from increases in production levels primarily relating to the implementation of new product lines, the stabilization of raw material costs, lower production costs resulting from a reduction in production rates charged by the Company's Dominican subcontractor and a consolidation of Strouse's production to locations with lower costs.

     Operating expenses include selling, general and administrative, and product development expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 1997 were $4,661,000 versus $4,520,000 for the year ended June 30, 1996. The $141,000, or 3%, increase was principally a result of increases in advertising costs partially offset by decreases in administrative personnel, sales commissions and shareholder expenses. Product development costs for the Company for the fiscal year ended June 30, 1997 were $584,000, compared to $523,000 for the corresponding period in 1996. Product development costs primarily include compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $61,000, or 12%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

     Other income includes investment and interest income and interest expense. Investment and interest income was $146,000 and $312,000 for the fiscal year ended June 30, 1997 and 1996, respectively. Investment and interest income in 1997 was principally generated by an investment account (the "Strouse Escrow Account") which was established in connection with the acquisition of Strouse by Aristotle (the "Acquisition") and is subject to an escrow and pledge agreement with the former Strouse stockholders (the "Former Strouse Stockholders"), Aristotle's pledge of $500,000 (the "Account Pledged to the Bank") to secure its guarantee of the line-of-credit facility and term loan facility (the "Credit Facilities") with Bank of Boston Connecticut ("Bank of Boston") and short-term cash investments. The $166,000 reduction in investment and interest income was primarily a result of the fiscal 1997 payment to the FDIC of approximately $3,760,000 from the FDIC Escrow Accounts in connection with a settlement between the Company and the FDIC related to certain disputes between the FDIC, the Company and others (the "FDIC Settlement").

     Interest expense for fiscal 1997 decreased to $690,000 from $865,000 in the prior year. The decrease in interest expense primarily resulted from reduced borrowing levels under the Credit Facilities due to lower average inventory levels in 1997 versus 1996.

     The provisions for income taxes for the year ended June 30, 1997 was an expense of $32,000, compared to a benefit of $1,626,000 in the prior year. The $32,000 expense in fiscal 1997 represents minimum state taxes. The fiscal 1996 benefit included a net benefit of $1,650,000 related to the settlement of the FDIC Claims, offset by a $24,000 expense for minimum state taxes. See "Item 3. Legal Proceedings." The Company did not pay federal taxes in fiscal 1997 or 1996 because its federal tax obligations were offset by the utilization of net operating loss carryforwards.

     Minority interest expense was $187,000 for the fiscal year ended June 30, 1997, versus $231,000 for the year ended June 30, 1996. The minority interest expense is principally due to preferred dividends paid and accrued during the year on outstanding preferred stock of ASI (the "ASI Preferred Stock") issued to the Former Strouse Stockholders in connection with the Acquisition. The preferred dividends decreased as a result of the exercise of the Put Right, as defined in the Liquidity and Capital Resources section, which resulted in fewer shares of ASI Preferred Stock being outstanding during 1997.


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

     Other income included investment and interest income and expense. Investment and interest income was $312,000 and $321,000 in fiscal year ended June 30, 1996 and 1995, respectively. This income was principally generated by
(i) one investment account related to the FDIC tax dispute and subject to an escrow agreement with the FDIC or its affiliates, which as of June 30, 1996 had a balance of $3,982,000, and (ii) one investment account established in connection with the Acquisition and subject to the Strouse Escrow Account with the Former Strouse Stockholders, which as of June 30, 1996 had a balance of $493,000. The balance of the marketable security held in escrow is an IRS refund and its related interest income totaling $1,778,000, which in January 1996 was placed in an escrow account pending the resolution of the FDIC tax disputes. The two investment escrow accounts relating to the FDIC tax dispute are collectively referred to herein as the "FDIC Escrow Accounts."

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

     Minority interest expense was $231,000 for the fiscal year ended June 30, 1996, versus $211,000 for the year ended June 30, 1995. The minority interest expense was principally due to preferred dividends paid and accrued during the year on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Acquisition.


Liquidity and Capital Resources

     During fiscal 1997, cash required to fund the working capital needs of Strouse was supplied principally through a line-of-credit facility and term loan facility with Bank of Boston, trade credit, and internally generated funds. In September 1997, Strouse obtained a commitment from Bank of Boston to amend the Credit Facilities whereby the maximum borrowing under the line-of-credit was increased to $10,000,000 from $8,000,000. The amendment also adjusted the amount by which borrowings can exceed the formula amounts, released the $500,000 pledge by Aristotle to secure the guarantee of the Credit Facilities and waived the fiscal 1997 excess cash flow prepayment. See "Item 1. Business-Financing" and
Note 4 of the Notes to Consolidated Financial Statements.

     During fiscal 1997, cash required to fund the operations of Aristotle was supplied primarily through earnings generated from the FDIC Escrow Account and the Strouse Escrow Account, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and taxes received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse.

     The Company utilized cash of $459,000 for operations during the fiscal year ended June 30, 1997 and generated cash of $4,909,000 from operations for the fiscal year ended June 30, 1996. During fiscal 1997, the utilization of cash from operations was principally the result of increases in accounts receivables and inventories, partially offset by depreciation and amortization and an increase in accounts payable. During fiscal 1996, the generation of cash from operations was principally the result of net income from operations and decreases in accounts receivables, inventories and other assets, partially offset by decreases in accounts payable and accrued expenses.

     The Company generated $515,000 from investing activities for the fiscal year ended June 30, 1997 and utilized $2,328,000 for investing activities for the fiscal year ended June 30, 1996. During fiscal 1997, the primary generation of cash from investing activities was the $5,760,000 sale of marketable securities that were withdrawn from the FDIC Escrow Accounts in connection with the FDIC Settlement, offset by the payment of $3,760,000 from the FDIC Escrow Accounts in connection with the FDIC Settlement. The Company also used $530,000 to fund the payment of the Put Right, as defined below. During 1997, the Company also utilized $707,000 of its cash from investing activities to purchase marketable securities to fund an Account Pledged to the Bank, which secures Aristotle's guarantee of the Credit Facilities, and to restore the Strouse Escrow Account. During fiscal 1997 and 1996, the Company used cash from investing activities to purchase property and equipment.

     The Company utilized $16,000 and $2,670,000 for financing activities during fiscal 1997 and 1996, respectively. Funds utilized during fiscal 1997 were primarily a result of the Company drawing $799,000 from its line-of-credit, offset by $792,000 payment of its notes payable. In addition, the Company repurchased 6,000 shares of its Common Stock in the open market for approximately $22,000. The Company intends to pay its directors' annual retainer with these treasury shares.

     In connection with the Acquisition in April 1994, ASI issued to the Former Strouse Stockholders 245,381 shares of ASI Preferred Stock and Aristotle issued to the Former Strouse Stockholders 270,379 shares of voting preferred stock of Aristotle (the "Aristotle Preferred Stock"). Under the charter provisions in effect at the time of the Acquisition, the Former Strouse Stockholders had the right to require that ASI repurchase each share of ASI Preferred Stock at various dates beginning in April 1996 for $10.00 per share, plus any accrued but unpaid dividends (the "Put Right"). Prior to the vesting of the Put Right, the ASI Preferred Stock is entitled to quarterly dividends of 8.9% per annum. Once the Put Right is exercisable, the dividends cease. In order to exercise the Put Right, a Former Strouse Stockholder must sell an equal number of shares of Aristotle Preferred Stock to Aristotle for $.001 per share. The Put Right is secured by the Strouse Escrow Account.

     During fiscal 1997 and 1996, certain Former Strouse Stockholders, including certain executive officers of the Company, exercised their Put Right and received aggregate consideration of $530,000 and $207,000 in exchange for 52,989 and 20,715 shares of ASI Preferred Stock, respectively. Included in the 1997 aggregate consideration was the assignment of 4,617 shares of ASI Preferred Stock by a former executive officer in satisfaction of $46,165 of principal payment due to Aristotle on April 11, 1997 in connection with the Acquisition. In addition, in October 1996, pursuant to terms of an employment agreement between a former executive officer of Strouse and the Company, upon the voluntary termination of such officer's employment, the former executive officer was obligated to sell to the Company for nominal consideration 1,178 shares of ASI Preferred Stock. In connection with the Acquisition, a former executive officer borrowed $92,330 from Aristotle. This employee note receivable was secured by a pledge agreement between the former executive and Aristotle. The loan provided that $46,165 in principal was due to Aristotle on April 11, 1997. The principal payment was satisfied by the assignment of 4,617 shares of ASI Preferred Stock. Accordingly, at June 30,1997 there are 170,499 share of ASI Preferred Stock outstanding.

     In September 1997, the Company and the holders of the ASI Preferred Stock have agreed to delay the exercise of the remaining Put Right and to modify certain other agreements entered into at the time of the Acquisition. Under this proposal, certain Former Strouse Stockholders will surrender to ASI 10,000 shares of ASI Preferred Stock in exchange for the cancellation of an aggregate of $100,000 owed by the Former Strouse Stockholders under their respective loans (the "Acquisition Loans"). On January 1, 1998, the Company will redeem 80,000 shares of ASI Preferred Stock for $10.00 per share. The Put Right for the remaining 80,499 shares of ASI Preferred Stock have been postponed such that the Put Right with respect to 40,249 shares will vest on January 1, 1999 and the Put Right with respect to 40,250 shares will vest on January 1, 2000.

     As part of this proposal, the maturity dates on the Acquisition Loans will be extended such that one-half of the remaining $208,000 balance will be due and payable on January 1, 1999, and the remaining one-half will be due and payable on January 1, 2000. In addition, the holders of ASI Preferred Stock have agreed to the release of $400,000 from the Strouse Escrow Account on January 1, 1998 to be used to redeem ASI Preferred Stock on that date, and the release of $200,000 and $100,000 as of January 1, 1999 and January 1, 2000, respectively to satisfy the Company's Put Right obligations. In addition, in consideration for the holders of ASI Preferred Stock agreeing to postpone their Put Right, the number of shares of Aristotle Common Stock into which each share of ASI Preferred Stock may be exchanged will be increased from 1.282 to 1.667 shares. Finally, the holders of ASI Preferred Stock will be released from their obligations under a pension escrow agreement.

     The Company has obtained the required vote of the ASI shareholders to approve the charter amendment postponing the Put Right, and has reached an agreement as to the other terms of the proposal with the holders of the ASI Preferred Stock, subject to negotiation and execution of definitive documents.

     The Company anticipates that as a result of the amended bank agreement and amended Put Right agreement that there will be sufficient financial resources to meet the Company's projected working capital and other cash requirements for the next twelve months.


Effect of Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company does not believe that the adoption of SFAS 128 will have a material impact on reported earnings per share.


Certain Factors That May Affect Future Results of Operations

     The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the Company's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, market responses to pricing actions, continued competitive factors and pricing pressures, changes in product mix, the timely acceptance of new products, inventory risks due to shifts in market demand, the dependence by the Company on key customers, manufacturing subcontractors, and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Income Taxes

     At June 30, 1997, the Company had federal and state tax carryforwards as follows:

         Federal net operating loss                           $6,400,000
         State net operating loss                             $6,300,000

     All federal net operating loss carryforwards expire by 2012 and all state of Connecticut net operating loss carryforwards expire by 2002.

     The Company has filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000,000 with respect to its stock in the Bank. As a result, it has also claimed tax refunds of approximately $10,000,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. On the basis of these amended filings, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $32,000,000. In addition, the Company is filing an additional carryback claim of approximately $1,400,000 resulting from the settlement of the FDIC claim which, if allowed, would reduce the $6,400,000 Federal net operating loss carryforward to $2,200,000.

     On its return for 1992 as originally filed, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April 1992 as guidance for the application of Section 597 of the Internal Revenue Code of 1986, as amended and under Section 1.1502-20(g)(1) of the Federal Income Tax Regulations to (i) disaffiliate from the Bank for Federal income tax purposes and (ii) reattribute net operating losses of the Bank in excess of $81,000,000 to the Company. The application of the tax law with respect to the Company's election to disaffiliate from the Bank and to reattribute the Bank's net operating losses to the Company is not certain and, therefore, there is no assurance that the Company could succeed to any of the Bank's net operating losses. Moreover, the reattribution to the Company of the Bank's net operating losses may be limited if the position taken by the Company on its amended returns is allowed.

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

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          AS OF JUNE 30, 1997 AND 1996
                          ----------------------------
                 (dollars in thousands, except for share data)

                                                                                       1997                  1996
                                                                                       ----                  ----
             ASSETS
             ------
Current assets:
  Cash and cash equivalents                                                         $   139                $    99
  Marketable securities held in escrow,
    at market value                                                                     900                  6,253
  Accounts receivable, net of reserves of
    $172 and $242                                                                     3,519                  2,834
  Current maturities of employee notes receivable                                       100                   --
  Inventories                                                                        10,945                  9,478
  Other current assets                                                                  146                    359
                                                                                    -------                -------
          Total current assets                                                       15,749                 19,023
                                                                                    -------                -------
Property and equipment, net                                                           1,475                  1,684
                                                                                    -------                -------
Other assets:
  Marketable securities held in escrow, at market
    value                                                                               300                   --
  Employee notes receivable, less current maturities                                    208                    354
  Goodwill, net of amortization of $162 and $101                                      1,784                  1,845
  Deferred tax asset                                                                    630                    630
  Other noncurrent assets                                                               235                    259
                                                                                    -------                -------
                                                                                      3,157                  3,088
                                                                                    -------                -------
                                                                                    $20,381                $23,795
                                                                                    =======                =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Notes payable and current maturities
    of long-term debt                                                               $ 6,488                $ 6,055
  Current maturities of minority interest in
    subsidiary's preferred stock                                                        900                   --
  FDIC tax refund claim payable                                                        --                    3,760
  Accounts payable                                                                    2,663                  1,372
  Accrued expenses                                                                      517                    919
  Deferred tax liability                                                                630                    630
                                                                                    -------                -------
          Total current liabilities                                                  11,198                 12,736

  Long-term debt, less current maturities                                             1,670                  2,097
                                                                                    -------                -------
          Total liabilities                                                          12,868                 14,833
                                                                                    -------                -------

Minority interest in subsidiary's preferred stock,
  less current maturities                                                               805                  2,247
                                                                                    -------                -------
Minority interest in subsidiary's common stock                                          194                    182
                                                                                    -------                -------
Commitments and contingencies

Voting redeemable preferred stock, $.01 par value, 3,000,000 shares authorized;
  75,678 and 101,976 shares of Series A for 1997 and 1996, respectively, 34,065 and 61,345 shares of Series B, for 1997 and 1996, respectively, 60,756 and
  61,345 shares of Series C for 1997 and 1996, respectively, and 24,998 shares
  of Series D  issued and outstanding                                                     3                      3
                                                                                    -------                -------
Stockholders' equity:
  Common stock, $.01 par value, 3,000,000 shares
    authorized, 1,105,801 shares issued                                                  11                     11
  Additional paid-in capital                                                        159,762                159,762
  Retained earnings (deficit)                                                      (153,232)              (153,245)
  Treasury stock, at cost, 7,287 shares in
    1997 and 1,287 shares in 1996                                                       (30)                    (8)
  Net unrealized investment gains                                                        --                     10
                                                                                    -------                -------
          Total stockholders' equity                                                  6,511                  6,530
                                                                                    -------                -------
                                                                                    $20,381                $23,795
                                                                                    =======                =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                ------------------------------------------------
                 (dollars in thousands, except per share data)


                                             1997      1996      1995
                                             ----      ----      ----
Net sales                                  $21,847   $24,062   $21,701
Cost of goods sold                          15,826    18,393    16,447
                                           -------   -------   -------
          Gross profit                       6,021     5,669     5,254

Operating expenses:
  Selling                                    2,830     2,660     2,826
  General and administrative                 1,831     1,860     1,951
  Product development                          584       523       485
  Restructuring charges                          -         -       219
                                           -------   -------   -------
          Operating income (loss)              776       626      (227)
                                           -------   -------   -------

Other income (expense):
  Investment and interest income               146       312       321
  Interest expense                            (690)     (865)     (756)
                                           -------   -------   -------
                                              (544)     (553)     (435)
                                           -------   -------   -------
          Income (loss) before income
            taxes and minority interest        232        73      (662)

Income tax (expense) benefit                   (32)    1,626       (25)
                                           -------   -------   -------
          Income (loss) before minority
            interest                           200     1,699      (687)

Minority interest                             (187)     (231)     (211)
                                           -------   -------   -------

          Net income (loss)                $    13   $ 1,468   $  (898)
                                           =======   =======   =======

Net income (loss) per share:
  Primary                                  $   .01   $  1.30   $  (.81)
                                           =======   =======   =======
  Fully-diluted                            $     -   $  1.17   $     -
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------

               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
               ------------------------------------------------

                            (dollars in thousands)

                                                                                       Net
                                                                                    Unrealized
                                           Additional      Retained                 Investment
                                 Common     Paid-in        Earnings      Treasury      Gains
                                 Stock      Capital        (Deficit)       Stock      (Losses)      Total
                                 -----      -------        ---------       -----       ------       -----
Balance, July 1, 1994              $11      $159,816      $(153,815)       $(143)       $(64)      $5,805

Net loss                             -          -              (898)          -           -          (898)

Purchase of treasury
  stock                              -          -              -             (11)         -           (11)

Issuance of treasury
  stock to directors                 -            27           -               3          -            30

Net unrealized
  investment gain                    -          -              -               -          70           70
                                   ---      --------      ---------        -----        ----       ------
Balance, June 30, 1995              11       159,843       (154,713)        (151)          6        4,996

Net income                          -           -             1,468           -           -         1,468

Issuance of treasury
  stock to directors                -            (81)          -             143          -            62

Net unrealized
  investment gain                   -           -              -              -            4            4
                                   ---      --------      ---------        -----        ----       ------
Balance, June 30, 1996              11       159,762       (153,245)          (8)         10        6,530

Net income                          -           -                13          -            -            13

Net unrealized
  investment loss                   -           -              -             -           (10)         (10)

Purchase of treasury
  stock                             -           -              -             (22)         -           (22)
                                   ---      --------      ---------        -----        ----       ------
Balance, June 30, 1997             $11      $159,762      $(153,232)       $ (30)       $ -        $6,511
                                   ===      ========      =========        =====        ====       ======

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                    ----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                ------------------------------------------------
                             (dollars in thousands)

                                                                     1997                1996                1995
                                                                     ----                ----                ----
Cash flows from operating activities:
  Net income (loss)                                                 $    13             $ 1,468             $  (898)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Gain on settlement of FDIC claim                                  -                (2,000)                -
      Depreciation and amortization                                     528                 461                 355
      Issuance of treasury stock for
        services                                                        -                    62                  30
      Changes in assets and liabilities:
        Accounts receivable                                            (685)              1,664                (934)
        Inventories                                                  (1,467)              2,304              (1,711)
        Other assets                                                    263                 552                 200
        Proceeds from tax carryback claim                               -                 1,778                 -
        Accounts payable                                              1,291                (995)                464
        Accrued expenses                                               (402)               (385)                214
                                                                    -------             -------             -------
          Net cash provided by (used
            in) operating activities                                   (459)              4,909              (2,280)
                                                                    -------             -------             -------

Cash flows from investing activities:
  Purchase of marketable securities held
    in escrow                                                          (707)             (1,778)                 26
  Sale of marketable securities                                       5,760                 207                 -
  Settlement of FDIC claim                                           (3,760)                -                   -
  Repurchase of ASI Preferred Stock                                    (530)               (207)                -
  Purchase of property and equipment                                   (260)               (565)               (640)
  Purchase of subsidiary                                                -                   -                  (184)
  Minority interest                                                      12                  15                  29
                                                                    -------             -------             -------
          Net cash provided by (used
            in) investing activities                                    515              (2,328)               (769)
                                                                    -------             -------             -------

Cash flows from financing activities:
  Net borrowings (payments) under
    line of credit                                                      799              (2,412)                996
  Borrowings under term notes                                           -                   -                 2,500
  Proceeds from issuance of debt                                        -                   140                 -
  Principal debt payments                                              (793)               (398)               (260)
  Purchase of treasury stock                                            (22)                -                   (11)
                                                                    -------             -------             -------
           Net cash provided by (used
            in) financing activities                                    (16)             (2,670)              3,225
                                                                    -------             -------             -------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       40                 (89)                176

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    99                 188                  12
                                                                    -------             -------             -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                     $   139             $    99             $   188
                                                                    =======             =======             =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                        $   637             $   876             $   690
                                                                    =======             =======             =======
    Income taxes                                                    $    44             $    31             $  (216)
                                                                    =======             =======             =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                   ----------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                             JUNE 30, 1997 AND 1996
                             ----------------------



1.     Basis of Presentation and Nature of Business:
       --------------------------------------------

       The Aristotle Corporation ("Aristotle" or the "Company"), through its wholly-owned subsidiary Aristotle Sub., Inc. ("ASI"), owns approximately 97% of The Strouse, Adler Company ("Strouse"). Strouse, which was acquired on April 11, 1994 in a transaction accounted for as a purchase (the "Acquisition"), designs, manufacturers and markets women's intimate apparel. Prior to October 2, 1992, Aristotle was the holding company of First Constitution Bank (the "Bank"). On October 2, 1992, the Federal Deposit Insurance Corporation ("FDIC") was appointed as receiver of the Bank and Aristotle wrote off its investment in the Bank.

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

       The Acquisition agreements (the "Acquisition Agreements") provided that the former stockholders of Strouse (the "Strouse Stockholders") could receive additional consideration (the "Additional EBIT Consideration"), the amount of which would be based upon the earnings before interest and income tax ("EBIT") of Strouse, calculated on an August 31 fiscal year through August 31, 1996, with the maximum amount of such consideration not to exceed $1,854,000. Additional EBIT Consideration of $184,000 was paid to the Strouse Stockholders for the year ended August 31, 1994. No Additional EBIT Consideration was earned for the years ended August 31, 1996 and 1995.

       The 25,000 shares of ASI Common Stock issued at the date of Acquisition to the Strouse Stockholders pursuant to the Acquisition represented 2.22% of the outstanding ASI Common Stock. The Strouse Stockholders also received options (the "ASI Options") to purchase 25,000 additional shares of ASI Common Stock at $5.45 per share. The ASI Common Stock exercisable pursuant to the ASI Options represented an additional 2.13% of the outstanding ASI Common Stock at date of Acquisition, if exercised. After recognition of the fiscal 1994 Additional EBIT Consideration, and the bonuses paid pursuant to the Employment Agreements (see Note 5), the Strouse Stockholders hold 33,424 shares of ASI Common Stock (2.95% of the outstanding shares of ASI Common Stock as of June 30, 1997) and ASI Options to purchase 35,208 shares of ASI Common Stock (an additional 3.10% of the outstanding shares of ASI Common Stock, if exercised, as of June 30, 1997).

       The ASI Preferred Stock had an original liquidation preference of $2,454,000 in the aggregate, or $10 per share. Dividends at the rate of 8.9% per annum are payable on the ASI Preferred Stock until the later of:
       (i) the dates on which the Put Right (as defined below) is exercised and
       (ii) the first date upon which Aristotle has sufficient audited financial statements in order to satisfy the requirements for filing a registration statement under the federal securities laws pursuant to which the shares of Aristotle's Common Stock issued to the Strouse Stockholders can be registered for sale. Aristotle is obligated to pay the costs of such registration under the Acquisition Agreements. The ASI Preferred Stock is redeemable by ASI.

       Aristotle has issued to the Strouse Stockholders warrants (the "Warrants") that permit the holders of the Warrants to exchange their ASI Preferred Stock and/or ASI Common Stock for Aristotle Common Stock. After recognition of the fiscal 1994 Additional EBIT Consideration, the bonuses paid pursuant to the Employment Agreements (see Note 5), and exercises of Put Rights (as defined below) the Strouse Stockholders hold warrants that entitle them to purchase 287,220 shares of Aristotle Common Stock, which, if exercised, would represent 20% of the outstanding Aristotle Common Stock as of June 30, 1997.

       If the Strouse Stockholders do not exercise their Warrants, they have the right to require that ASI repurchase each share of ASI Preferred Stock at various dates beginning in April 1996 for $10.00 per share, plus any accrued but unpaid dividends (the "Put Right"). In order to exercise the Put Right, a former Strouse Stockholder must sell an equal number of shares of Aristotle Preferred Stock to Aristotle for $.001 per share (see below).

       During fiscal 1997 and 1996, certain of the Strouse Stockholders, including certain executive officers of the Company, exercised their Put Right and received aggregate consideration of $530,000 and $207,000 in exchange for 52,989 and 20,715 shares of ASI Preferred Stock, respectively. In addition, in October 1996, pursuant to terms of an employment agreement between a former executive officer of Strouse and the Company, upon the voluntary termination of such officer's employment, the former executive officer was obligated to sell to the Company for nominal consideration 1,178 shares of ASI Preferred Stock. Accordingly, at June 30, 1997 there are 170,499 shares of ASI Preferred Stock outstanding.

       In September 1997, the Company and the Strouse Stockholders entered into an amendment to delay the exercise of the remaining Put Rights and to modify certain other agreements entered into at the time of the Acquisition. In accordance with the terms of the amendment, during fiscal 1998 the Strouse Stockholders will surrender to ASI 10,000 shares of ASI Preferred Stock in exchange for the cancellation of $100,000 of loans owed to the Company by the Strouse Stockholders (see below). The Put Rights for the remaining 160,499 shares of ASI Preferred Stock were also amended whereby 80,000 shares will be redeemed on January 1, 1998 and 40,249 and 40,250 shares will be redeemable on January 1, 1999 and January 1, 2000, respectively. In consideration for the Strouse Stockholders agreeing to postpone their Put Rights, the number of shares of Aristotle Common Stock into which each share of ASI Preferred Stock may be exchanged was increased from 1.282 to 1.667 shares. In addition, the amendment provides that the Company may release from escrow (see Note
       3) $400,000, $200,000 and $100,000 on each of January 1, 1998, January 1,
       1999 and January 1, 2000, respectively, to be used to satisfy the Put Rights.

       In connection with the Acquisition, Aristotle also issued 270,379 shares of $.01 par value voting redeemable preferred stock, which shares will not have the right to receive dividends and will not share in the proceeds from any liquidation of the assets of Aristotle (the "Aristotle Preferred Stock"). The Aristotle Preferred Stock has one vote per share, with respect to matters other than the election of directors and auditors. As a condition to the exercise of any Warrant, the exercise of the Put Right, or the redemption of the ASI Preferred Stock, the Strouse Stockholders must redeem the Aristotle Preferred Stock for $.001 per share. The Aristotle Preferred Stock will automatically be redeemed, for $.001 per share, at various dates beginning on and after April 11, 1997, or upon the cessation of the voting rights of the Aristotle Preferred Stock. During fiscal 1997 and 1996, 54,167 and 20,715 shares, respectively, of Aristotle Preferred Stock were redeemed in connection with the fiscal 1997 and 1996 Put Rights and a 1997 employment termination (see above). At June 30, 1997, 195,497 shares of Aristotle Preferred Stock were outstanding.

       The Acquisition Agreements provided for loans from the Company at 8.9% interest to the Strouse Stockholders aggregating $707,000, of which $308,000 and $354,000 were outstanding at June 30, 1997 and 1996, respectively. In connection with the Acquisition, a former executive officer borrowed $92,000 from Aristotle, with such note receivable secured by a pledge agreement between the former executive officer and Aristotle. The loan provided that $46,000 in principal was due to Aristotle in April 1997. This April 1997 obligation was satisfied by the assignment of 4,617 shares of ASI Preferred Stock (see above). In connection with the September 1997 amendment to the ASI Preferred Stock (see above), the Company and the Strouse Stockholders amended the loans whereby $100,000 will be satisfied by the fiscal 1998 assignment of 10,000 shares of ASI Preferred Stock (see above) and $104,000 will mature on each of January 1, 1999 and January 1, 2000.

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

       If, after April 11, 1994, an Acceleration Event occurs, then the Strouse Stockholders may require that ASI immediately repurchase the ASI Preferred Stock or immediately exchange the ASI Preferred Stock for Aristotle Common Stock. An "Acceleration Event" includes the sale of all of the stock or assets of Strouse, ASI or Aristotle; a merger or reorganization involving Strouse, ASI or Aristotle in which Strouse, ASI or Aristotle is not the survivor; the bankruptcy or insolvency of Strouse, ASI or Aristotle; or the breach by Strouse, ASI or Aristotle of certain obligations to the Strouse Stockholders.

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

       As a result of the application of purchase accounting to the Acquisition in 1994, the financial accounting basis of the Company's inventories changed, while the basis for federal income tax reporting purposes did not. Accordingly, as of June 30, 1997, the LIFO inventories reflected in the accompanying consolidated balance sheet are stated at an amount $1,884,000 greater than LIFO inventories reported for federal income tax purposes.

       At June 30, 1997 and 1996, inventories consisted of the following (in thousands):

                                               1997            1996
                                               ----            ----
              Raw materials                  $ 2,123          $2,173
              Work-in-process                  2,652           2,346
              Finished goods                   5,216           4,159
                                             -------          ------
                                               9,991           8,678
              LIFO reserve                       954             800
                                             -------          ------
                                             $10,945          $9,478
                                             =======          ======

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

At June 30, 1997 and 1996, property and equipment consisted of the following (in thousands):

                                                1997           1996
                                                ----           ----
      Machinery and equipment                 $ 1,782         $1,536
      Furniture and fixtures                       21             18
      Leasehold improvements                      280            269
      Equipment under capital lease               600            600
                                              -------         ------
                                                2,683          2,423

      Less accumulated depreciation and
        amortization                           (1,208)          (739)
                                              -------         ------
                                              $ 1,475         $1,684
                                              =======         ======

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

       Income (loss) per share -
       -----------------------

       Income (loss) per share is computed using the weighted average common shares. For purposes of computing primary net income (loss) per share, weighted average shares for fiscal 1997, 1996 and 1995 were 1,134,126, 1,130,727 and 1,113,250, respectively. For fiscal 1996, the weighted average shares for purposes of the fully-diluted calculation was 1,441,383, and for fiscal 1997 and 1995 the effect of conversion of the underlying securities would have been anti-dilutive.

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

       Principal supplier -
       ------------------

       In 1997, 1996 and 1995, approximately 98%, 95% and 85%, respectively, of the Company's products were manufactured and sewn in the Caribbean, with approximately 72%, 68% and 60%, respectively, of the Company's products assembled in Santo Domingo, Dominican Republic.

       Restructuring charges -
       ---------------------

       In 1995, the Company recognized a $219,000 restructuring charge related to curtailing certain manufacturing operations at the New Haven facility and the termination of employees.

       Concentration of sales and credit risk -
       --------------------------------------

       Substantially all of the Company's accounts receivable reflected in the accompanying consolidated balance sheets are from a diverse group of retailers. Net sales to three customers accounted for approximately 15%, 15% and 10% of total net sales in 1997, three customers accounted for approximately 17%, 13% and 12% of total net sales in 1996 and two customers accounted for approximately 14% and 11% of total net sales in 1995.

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

       Long-lived assets -
       -----------------

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

       Disclosures about fair value of financial instruments -
       -----------------------------------------------------

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

              Cash, accounts receivable, marketable securities, employee notes
              -----------------------------------------------------------------
              receivable, payables, accrued expenses and FDIC tax refund claim -
              -----------------------------------------------------------------

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

       Use of estimates -
       ----------------

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

       Recently issued accounting standards -
       ------------------------------------

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company does not believe that the adoption of SFAS 128 will have a material impact on reported earnings per share.


3.     Marketable Securities Held in Escrow:
       ------------------------------------

       At June 30, 1997 and 1996, the Company had placed in escrow $1,200,000 and $6,253,000, respectively, of which the 1997 escrow funds were comprised of $700,000 related to obligations to the Strouse Stockholders (see below) and $500,000 related to the Company's financing arrangements (see Note 4). The 1996 escrow funds were comprised of $493,000 related to obligations to the Strouse Stockholders and $5,760,000 related to a FDIC claim (see below).

       To enable the Strouse Stockholders to effectuate the Partial Unwinding, to secure the obligations of the Company to pay dividends on the ASI Preferred Stock and to repurchase the ASI Preferred Stock if the Strouse Stockholders exercise their Put Rights (see Note 1), the Company has pledged 59% of the outstanding common stock of Strouse and has placed funds in escrow. Strouse also granted to the Strouse Stockholders a security interest in all of its assets to secure such obligations.

       Under an agreement with the Office of Thrift Supervision and a court order with the FDIC, as of June 30, 1996, the Company had placed $5,760,000 (the "Principal Amount") in two escrow accounts (the "FDIC Escrow Accounts") that were established to provide a vehicle to pay possible amounts arising from disputed tax refunds based on a tax sharing agreement between Aristotle and the Bank. The Company was allowed to withdraw interest and dividend income earned on $3,982,000 of the Principal Amount. The potential amount of the full loss arising from the disputed tax refunds was provided for in 1993. In August 1996, the Company entered into a settlement agreement whereby $3,760,000 of the escrow was remitted to the FDIC and $2,000,000 was retained by the Company (see Note 5).

       The funds relating to the above mentioned escrow arrangements have been invested in U.S. Treasuries and high-grade corporate debentures which mature at various dates through 1998. These securities have been classified as available for sale and an unrealized holding gain (loss) of approximately $10,000 and $6,000 is recorded as a component of stockholders' equity as of June 30, 1996 and 1995, respectively.

       Investment securities available for sale relating to the above escrow arrangements are summarized as follows (dollars in thousands):

                                                        June 30, 1997
                                                 ----------------------------
                                                 Amortized         Unrealized    Gross Market
                                                   Cost               Gains          Value
                                                   ----               -----          -----
       Company obligations:
         U.S. Treasuries maturing
           in less than 1 year                     $  150            $ -             $  150
         Cash equivalents and
           interest receivable                      1,050              -              1,050
                                                   ------            ------          ------
               Total                               $1,200            $ -             $1,200
                                                   ======            ======          ======

                                                         June 30, 1996
                                                 ----------------------------
                                                 Amortized         Unrealized    Gross Market
                                                   Cost               Gains          Value
                                                   ----               -----          -----
       Company obligations:
         U.S. Treasuries maturing
           in 1 to 5 years                         $  171            $ -             $  171
         Corporate debt maturing
           in 1 to 5 years                            156              -                156
         Cash equivalents and
           interest receivable                        166              -                166
                                                   ------            ------          ------
                                                      493              -                493
                                                   ------            ------          ------

       FDIC Escrow Accounts re:  tax claim:
         U.S. Treasuries maturing
           in 1 to 5 years                          1,793                 5           1,798
         Corporate debt maturing
           in 1 to 5 years                          1,885                 5           1,890
         U.S. Treasury securities
           maturing 1 to 5 years                    1,778              -              1,778
         Cash equivalents and
           interest receivable                        294              -                294
                                                   ------            ------          ------
                                                    5,750                10           5,760
                                                   ------            ------          ------
               Total                               $6,243            $   10          $6,253
                                                   ======            ======          ======





                                                                June 30, 1995
                                                         ----------------------------
                                                         Amortized         Unrealized             Gross Market
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
                                                           ======              ====                   ======


4.     Notes Payable and Long-Term Debt:
       --------------------------------

       Notes payable and long-term debt at June 30, 1997 and 1996, consisted of the following (in thousands):


                                                                    1997                 1996
                                                                    ----                 -----
              Borrowings under bank line of credit                $ 6,075              $ 5,613

              Term notes payable to bank                            1,867                2,000

              Aristotle bank line of credit                            75                 -

              Capital lease obligation                                141                  374

              Other                                                  -                     165
                                                                  -------              -------
                      Total                                         8,158                8,152

              Less current maturities                              (6,488)              (6,055)
                                                                  -------              -------
                                                                  $ 1,670              $ 2,097
                                                                  =======              =======


       Line of credit and term notes -
       -----------------------------

       As of June 30, 1997, Strouse had outstanding borrowings of $7,942,000 pursuant to a Bank debt facility (the Credit Agreement). In September 1997, Strouse obtained a commitment from its bank to amend the Credit Agreement whereby the maximum borrowings under the Revolving Loan was increased from $8,000,000 to $10,000,000, the Overadvance was adjusted, the fiscal 1997 excess cash flow prepayment was waived and the $500,000 pledge held in escrow (see Note 3) was released.

       The Credit Agreement provides for a Revolving Loan and a $2,000,000 Term Loan. Borrowings of up to $10,000,000 are available under the Revolving Loan, with such borrowings limited to 80% of eligible accounts receivable, 50% of eligible raw material inventory and 60% of eligible finished goods inventory, as defined. In addition to the primary borrowings, the Credit Agreement will permit advances to exceed the formula amounts (the seasonal "Overadvance") by up to $1,000,000 through December 1997, $1,250,000 from January 1998 through March 1998, $1,000,000 during April 1998 and reducing to $500,000 thereafter (so long as the total line-of-credit is not more than the maximum borrowings allowed and the Overadvance reduces to zero for 30 consecutive days per annum). The Credit Agreement matures in September 1999.

       The interest rate on the Revolving Loan will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3% per annum based on the level of total liabilities to total net worth, as defined. In addition, the amended credit agreement provides for a .35% per annum commitment fee on the unused portion of the Revolving Loan.

       The Term Loan will bear interest at prime plus .75%, Eurodollar plus 2.5% or at a fixed rate of cost of funds plus 2.25%. The Term Loan has a three year term expiring in September 1999 and requires principal payments to reduce the amount outstanding based on a ten year amortization.

       Under the provisions of the Credit Agreement, Strouse would be required to prepay its Term Loan by an amount, if any, equal to 25% of its excess cash flow, as defined, for a fiscal year.

       The Credit Agreement requires that Strouse maintain certain financial ratios in connection with these loans. These covenants, which use the first-in, first-out (FIFO) inventory costing methodology, requires that Strouse maintain (a) an interest coverage ratio, as defined, of 1.75 to 1.0, (b) a debt service coverage ratio, as defined, of 1.10 to 1.0 through June 30, 1998 and 1.20 to 1.0 thereafter, (c) a debt to net worth ratio, as defined, of 5.0 to 1.0 at September 30, 1997 and decreasing thereafter to 4.0 to 1.0 in fiscal 1999 and (d) a profitability requirement, as defined.

       Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Strouse and are guaranteed by Aristotle and ASI, with each guaranty limited to $2,000,000. As of June 30, 1997, Aristotle has secured its guaranty with $500,000 held by and pledged to the Bank (see Note 3). In addition, the Credit Agreement restricts the amount of dividends that Strouse can pay to ASI or Aristotle.

       Aristotle bank line of credit -
       -----------------------------

       During 1997, Aristotle entered into a $300,000 line of credit agreement that bears interest at prime and which has an August 31, 1998 maturity. At June 30, 1997, $75,000 was outstanding under this agreement. The line of credit is secured by the collateral assignment of a demand promissory note executed by Strouse.

       Capital lease obligation -
       ------------------------

       During fiscal 1995, Strouse entered into a capital lease obligation with one of their principal suppliers to lease the supplier's land, building, machinery and equipment. Under the terms of the lease, Strouse makes quarterly payments of $87,500, $93,750, and $66,250, for principal, interest and executor costs, for calendar years 1996, 1997 and 1998, respectively. The imputed interest rate on the obligation is 9.0% per annum. Included in the accompanying consolidated balance sheet is $600,000 of land, building and equipment under capital lease, net of accumulated depreciation of $193,000 and $116,000 at June 30, 1997 and 1996, respectively, resulting from this lease commitment. Through May 1, 1998, Strouse has the option to purchase the land, building, machinery and equipment for $784,000.

       Aggregate maturities of all long-term debt and notes payable for each of the succeeding five years subsequent to June 30, 1997 and thereafter are as follows (in thousands):

                                                          Year Ending
                     June 30,                               Amount
                     --------                               ------
                       1998                                 $6,488
                       1999                                  1,670
                                                            ------
                     Total                                  $8,158
                                                            ======

5.     Commitments and Contingencies:
       -----------------------------

       Lease commitments -
       -----------------

       The Company leases space in its New Haven facility from a related party. The agreement provides that the Company will pay for its prorated portion of operating expenses associated with the building. In addition, Strouse leases showroom space in New York City. Rent expense under these operating leases amounted to approximately $462,000, $454,000 and $474,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

       At June 30, 1997, approximate future minimum payments including current escalations for operating expenses under these operating leases are as follows (in thousands):

                Year Ending
                  June 30,                                    Amount
                  --------                                    ------
                  1998                                         $452
                  1999                                          433
                  2000                                          384
                  2001                                          332
                  2002 and thereafter                           528

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

       Other commitments -
       -----------------

       In April 1994, the Company entered into five-year employment agreements (the "Employment Agreements") with three officers. In addition to providing for base salaries, the Employment Agreements provide for (a) 6% annual increases if certain levels of EBIT are achieved, and (b) an annual cash bonus and the annual grant of stock options to purchase

       ASI Common Stock, if certain other levels of EBIT are achieved. The annual bonus increases proportionately from 20% of salary for achieving the minimum level of EBIT to 100% of salary for achieving EBIT of more than double the minimum level of EBIT. The annual stock options increase proportionately from 10,000 shares of ASI Common Stock for achieving the minimum level of EBIT to 20,000 shares for achieving EBIT of more than double the minimum level of EBIT. The stock options will be exercisable at the market price on the date that they are granted. The number of stock options granted to each employee will be based on the amount of his or her salary in relation to the amounts of the salaries of the other employees who are parties to such Employment Agreements. During 1994, approximately $93,000 of bonuses were accrued of which approximately $75,000 was recorded in the Acquisition discussed in Note 1. In conjunction therewith, the Strouse Stockholders were issued options to purchase 10,208 shares of ASI Common Stock, with such options immediately exercisable at date of grant. There was no bonus earned for the fiscal year ended August 31, 1996 and there is no similar bonus accrued for as of June 30, 1997 as management does not expect to meet the EBIT target.


6.     Stockholders' Equity:
       --------------------

       The Company had the following common, treasury and preferred stock issued and outstanding at June 30, 1997, 1996 and 1995:

                                                                                    Aristotle
                                                                                   Redeemable
                                                                Common              Preferred           Treasury
                                                                 Stock                Stock               Stock
                                                                 -----                -----               -----
       Outstanding, June 30, 1994                              1,105,801             270,379              21,610

       Issuance of treasury stock
         to directors                                               -                   -                 (5,417)

       Redemption of fractional shares                              -                   -                  1,168
                                                               ---------             -------             -------
       Outstanding, June 30, 1995                              1,105,801             270,379              17,361

       Issuance of treasury stock
         to directors                                               -                   -                (16,074)

       Exercise of Put Right (Note 1)                               -                (20,715)               -
                                                               ---------             -------             -------
       Outstanding, June 30, 1996                              1,105,801             249,664               1,287

       Purchases of treasury stock                                  -                   -                  6,000

       Exercise of Put Right (Note 1)                               -                (52,989)               -

       Forfeiture of Put Right (Note 1)                             -                 (1,178)               -
                                                               ---------             -------             -------
       Outstanding, June 30, 1997                              1,105,801             195,497               7,287
                                                               =========             =======             =======

       Aristotle common shares reserved for future issuance consist of the following:

                                                                                    1997                  1996
                                                                                    ----                  ----
                Conversion of ASI Preferred Stock                                  218,588               288,022
                Conversion of ASI Common Stock (Note 1)                             33,424                33,424
                Exercise of ASI Options (Note 1)                                    35,208                35,208
                Exercise of stock options granted
                  under the Plan (Note 8)                                           43,935                44,435
                Exercise of stock options granted
                  outside of the Plan (Note 8)                                      20,000                20,000
                                                                                   -------               -------
                      Total                                                        351,155               421,089
                                                                                   =======               =======

7.     Income Taxes:
       ------------

       The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

       At June 30, 1997 and 1996, the principal components of deferred tax assets, liabilities and the valuation allowance are as follows (in thousands):

                                                                                      1997
                                                                      -------------------------------------
                                                                      Current Asset         Long-term Asset
                                                                       (Liability)            (Liability)
                                                                      -------------         ---------------
       Federal net operating loss carryforwards                            $ -                  $  2,200
       State of Connecticut net operating
         loss carryforwards                                                  -                       666
       Inventory purchase accounting basis
         difference                                                          (754)                  -
       Other                                                                  218                    (87)
                                                                           ------               --------
                                                                             (536)                 2,779
       Valuation allowance                                                    (94)                (2,149)
                                                                           ------               --------
                                                                           $ (630)              $    630
                                                                           ======               ========

                                                                                      1996
                                                                      -------------------------------------
                                                                      Current Asset         Long-term Asset
                                                                       (Liability)            (Liability)
                                                                      -------------         ---------------
       Federal net operating loss carryforwards                             $  -                 $   736
       State of Connecticut net operating
         loss carryforwards                                                    -                     306
       Inventory purchase accounting basis
         difference                                                          (675)                  -
       Other                                                                  215                    (63)
                                                                            -----                -------
                                                                             (460)                   979

       Valuation allowance                                                   (170)                  (349)
                                                                            -----                -------
                                                                            $(630)               $   630
                                                                            =====                =======

       A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset, including the lack of profitability to date and the variability of operating results.

       (Charges) benefits for income taxes are comprised of the following for the years ended June 30, 1997, 1996 and 1995:

                                                    (Dollars in Thousands)
                                      ------------------------------------------
                                      1997                1996              1995
                                      ----                ----              ----
          Current:
              Federal                 $ -                $1,650             $  -
              State                      (32)               (24)             (25)
                                      ------             ------             ----
                                      $  (32)            $1,626             $(25)
                                      ======             ======             ====

       The 1996 federal tax benefit relates to the settlement of the FDIC tax refund complaint (See Note 5). The state tax provisions relate principally to minimum state and franchise taxes.

       At June 30, 1997, the Company had Federal net operating loss carryforwards of approximately $6,400,000 (expiring by 2012) and Connecticut net operating loss carryforwards of approximately $6,300,000 (expiring by 2002).

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

       In September, 1996, the Company filed amended Federal and state income tax returns for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000,000 with respect to its stock in the Bank. As a result, it has also claimed tax refunds of approximately $10,000,000 resulting from the carryback of the Company's net operating loss to prior years. On the basis of these amended filings, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $32,000,000 and the reattribution to the Company of the Bank's net operating losses may be limited if the position taken by the Company on its amended returns is allowed. The amended state tax return did not result in a claim for refund. Rather, it increased the Company's net operating loss carryforward by approximately $54,000,000. In addition, the Company will be filing an additional carryback claim of approximately $1,400,000 resulting from the settlement of the FDIC claim (see Note 5) which, if allowed, would reduce the $6,400,000 Federal net operating loss carryforward (see above) to $2,200,000. The Company's refund claims have not yet been reviewed or allowed by the Internal Revenue Service, and there is no assurance that they will be allowed. Accordingly, neither the refund claim nor the future benefit of the worthless stock deduction have been reflected as tax assets in the accompanying consolidated financial statements.

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


8.     Stock Option Plan and Profit Sharing Plan:
       -----------------------------------------

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123.

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

       The activity for the Plan for each of the following periods is as follows:

                                                                                                Weighted
                                                                                                 Average
                                                                               Number           Exercise
                                                                              of Shares           Price
                                                                              ---------         --------
              Options outstanding, July 1, 1994                               60,537            $ 44.48

              Options granted                                                  4,500               5.45

              Options cancelled or expired                                   (10,000)             12.50
                                                                             -------            -------
              Options outstanding, June 30, 1995                              55,037              47.10

              Options cancelled or expired                                   (10,602)            129.55
                                                                             -------            -------
              Options outstanding, June 30, 1996                              44,435            $ 27.42

              Options cancelled or expired                                      (500)              5.45
                                                                             -------            -------
              Options outstanding, June 30, 1997                              43,935            $ 27.67
                                                                             =======            =======

       All outstanding options were exercisable at June 30, 1997. As of June 30, 1996, the Company elected not to grant any additional future options under the Plan.

       In addition to the options outstanding under the foregoing Plans, the Company has granted a director of the Company stock options to purchase 20,000 common stock shares at $5.40 per share, with 10,000 of such options vesting on each of August 5, 1995 and 1996 and exercisable through August 5, 2004.

       Strouse has a deferred profit sharing plan (the "Profit Plan"). Under the Profit Plan, Strouse will match 25% of employee contributions not to exceed 4% of participants' annual compensation. Eligibility is based on attaining twenty-one years of age and completing one year of service, as defined within the Profit Plan. Strouse contributions will vest 20% in year 3 and an additional 20% per year thereafter until full vesting is achieved. Strouse contributions were approximately $28,000, $25,000 and $35,000 for the years ended June 30, 1997, 1996 and 1995, respectively.


9.     Related Party Transactions:
       --------------------------

       During the years ended June 30, 1997, 1996 and 1995, the Company paid its directors $58,000, $64,000 and $62,000, respectively, in compensation for services as directors of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Stockholders of

                  The Aristotle Corporation:


We have audited the accompanying consolidated balance sheets of The Aristotle Corporation (a Delaware corporation) and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended June 30, 1997 in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP



Hartford, Connecticut
September 23, 1997


FORM 10-K CROSS REFERENCE INDEX

PART I
          Item 1.  Business                                                                                      32
          Item 2.  Properties                                                                                    35
          Item 3.  Legal Proceedings                                                                             35
          Item 4.  Submission of Matters to a Vote of Security Holders                                           36

PART II
          Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                         36
          Item 6.  Selected Financial Data                                                                       36
          Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations         37
          Item 8.  Financial Statements and Supplementary Data                                                   37
          Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          37

PART III
          Item 10. Directors and Executive Officers of the Registrant                                            37
          Item 11. Executive Compensation                                                                        37
          Item 12. Security Ownership of Certain Beneficial Owners and Management                                37
          Item 13. Certain Relationships and Related Transactions                                                37

PART IV
          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              38

                                    PART I

ITEM 1. BUSINESS

     General. Aristotle is a holding company for its subsidiary, ASI. ASI is a holding company for Strouse. Strouse designs, manufactures and markets women's intimate apparel. Unless the context indicates otherwise, all references herein to the "Company" include Aristotle, ASI and Strouse.

     Products. The Company designs, manufactures and markets two specific categories of women's intimate apparel: specialty brassieres and women's shapewear. Specialty brassieres are specifically designed to provide support and figure enhancement for women who are wearing apparel with backless, strapless or halter features, such as strapless and/or low back line dresses and gowns, halter tops and wedding gowns. The Company maintains a strong market position in three particular categories of specialty brassieres: strapless, backless strapless, and backless convertible/halter. Women's shapewear products provide support and control for a woman's abdominal area in the same manner as the traditional girdle. Such shapewear products include so-called "body briefers," and light, medium and firm control shapers that may extend from the bottom of a woman's brassiere to just above her knee. For fiscal year 1997, approximately 34% of the Company's total net sales were attributable to its lines of specialty brassieres, and the remaining 66% of total net sales were attributable to its lines of women's shapewear.

     The Company has three product lines: SA, Smoothie, and Slimlook. Each of the three businesses has its own strategy for product, consumer, and position in the marketplace. The SA (Sophisticated Alternatives) consumer is very contemporary with design and fabric driving the purchase decision. These products are targeted at the more upscale department stores (i.e., Nordstroms, Neiman Marcus, and Saks Fifth Avenue). The Smoothie consumer is fashionable with function, design, and value driving her purchase decisions. These products are targeted at both the traditional (i.e., Macy's, Lord & Taylor, Foley's) and upscale department stores. The Slimlook consumer is more traditional with function and value driving the purchase decision. These products are targeted at the traditional department stores.

     The Company distributes its products under several brand names, including Smoothie, Slimlook, Fleur de Lace, Smooth Advantage, Sophistique, Waist Eliminator and Does What Your Diet Doesn't. Its core brand name, Smoothie, is 42 years old. See the Consolidated Financial Statements contained elsewhere in this report for financial information relating to the Company's business.

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

     Marketing and Distribution. The Company's products are marketed and distributed throughout the United States to retailers. A network of 13 sales executives, who are full-time employees of the Company, are responsible for marketing the Company's products in the continental United States. These sales executives are compensated by a combination of salary and commissions based upon net sales. Alfred A. Kniberg, President and Chief Operating Officer of Strouse, oversees the sales executives and takes an active role in supervising the marketing and distribution process.

     The Company currently sells products under its brand names to the largest department stores in the United States, including Macy's, May Company, Dillard's, Bloomingdales, Dayton Hudson, Nordstroms, Nieman Marcus and Lord & Taylor, as well as to catalogs and other leading retailers such as Spiegel. Since 1991, the Company has sold private label goods to accounts such as Victoria's Secret, Dillard's and J.C. Penney. Three of the Company's corporate customers, Federated Department Stores, Inc., May Company and Victoria's Secret, individually accounted for more than 10% of total net sales for fiscal 1997 and in total accounted for 40% of total net sales for fiscal 1997. If any one of these three customers substantially reduced the amount of products it purchased from the Company, the Company's financial condition could be adversely affected.

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

     Manufacturing and Raw Materials. The Company conducts some manufacturing operations, consisting primarily of cutting, sewing (approximately 2% of sewing) and packaging, at its facility located in New Haven, Connecticut. All other manufacturing of the Company's products is subcontracted to manufacturers in the Caribbean (primarily the Dominican Republic and Jamaica) and the continental United States. Approximately 98% of the Company's products are manufactured and sewn in the Caribbean, with approximately 72% of the Company's products manufactured and sewn in the Dominican Republic. Accordingly, the Company's operations may be adversely affected by political instability or other factors which may occur from time to time in the Dominican Republic or elsewhere in the Caribbean. This concentration of subcontractors in the Caribbean can also expose Strouse to abnormal production cost increases. Strouse continues to seek to develop multiple sources of manufacturing.

     On September 17, 1997, Strouse signed an amended agreement with its Jamaica subcontractor, Maggie Manufacturing Company, Ltd., regarding the lease of its manufacturing facility in Jamaica. The lease began January 1, 1995 and has been extended for an additional twelve months until January 1, 1999 and provides for an option to purchase the facility during the lease period. The amended lease also provides for a reduction of the quarterly payments made to Maggie Manufacturing Company, Ltd. for calendar year 1998. Management believes that the lease agreement will help provide the capacity needed to support future growth. Approximately 25% of the Company's products are manufactured and sewn in Jamaica.

     The design and manufacture of specialty brassieres and women's shapewear are complex; requiring specialized and sophisticated machinery and tools. The complex design and manufacturing process results in a higher per unit cost and a lower volume of units being produced, as compared to the design and manufacture of simpler garments.

     The Company uses various synthetic fibers and natural materials, such as cotton, in the manufacture of its products. These raw materials are generally available from multiple sources; the Company purchases the majority of its raw materials from sources within the United States.

     Competition. The women's intimate apparel industry is highly competitive. The Company's products compete for customers with numerous manufacturers of well-known brands of women's intimate apparel. With respect to specialty brassieres, the Company's primary competition is from the True Form, Warners, Carnival, Playtex and Vanity Fair lines of specialty brassieres; with respect to shapewear, the Company competes primarily with the Olga, Vanity Fair, True Form, Playtex and Bali lines of shapewear.

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

     Employees. As of September 19, 1997, the Company employed 158 full time personnel. None of the Company's employees are members of a union.

     Bank Financing. In September 1997, Strouse obtained a commitment from Bank of Boston Connecticut ("Bank of Boston") to amend its existing credit agreement whereby the maximum borrowing under the line-of-credit was increased to $10,000,000 from $8,000,000. The amendment adjusted the overadvance, released the $500,000 pledge by Aristotle to secure the guarantee of the line-of-credit facility and term loan facility (the "Credit Facilities") and waived the fiscal 1997 excess cash flow prepayment.

     Borrowing under the line-of-credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable, plus 50% of eligible raw material inventory, plus 60% of eligible finished goods inventory with a maximum borrowing of $10,000,000 at any one time. In addition, the line-of-credit facility permits advances to exceed the borrowing base amount by up to $1,000,000 through December 1997, $1,250,000 from January 1998 through March 1998, $1,000,000 during April 1998 and reducing to $500,000 thereafter through September 1999 (so long as the total line-of-credit is not more than the $10,000,000 and the overadvance is reduced to zero for 30 consecutive days per annum). The principal amount of the term loan is $2,000,000. The credit agreement matures in September 1999. Strouse uses the Credit Facilities for working capital and other general corporate purposes.

     The interest on the line-of-credit will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3.0% per annum based on the financial performance of Strouse. The term loan bears interest at the option of the Company at a rate per annum equal to prime plus .75%, Eurodollar plus 2.5% or at a fixed rate of Bank of Boston's cost of funds plus 2.25%. The term loan has a three-year term and requires principal payments to reduce the amount outstanding based on a ten-year amortization.

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

     As of September 3, 1997, the balance outstanding on the line-of-credit was $7,140,000 and the balance outstanding on the term loan was $1,833,000. As of September 3, 1997, the additional borrowing available on the overadvance was $750,000.

     During 1997, Aristotle entered into a line-of-credit agreement with Citizens Bank for $300,000. The line-of-credit bears interest at prime and matures on August 31, 1998. The line-of-credit is secured by the collateral assignment of a demand promissory note executed by Strouse. As of September 3, 1997, the balance outstanding on the line-of-credit was $75,000.

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

ITEM 2. PROPERTIES

     The Company's principal facility is located in New Haven, Connecticut (the "New Haven Facility"). Such facility is leased from New England Resources Limited Partnership ("NERLP"), consists of approximately 117,500 square feet which provides for annual rent of approximately $3.76 per square feet, and houses Strouse's general administrative offices. In addition, the New Haven Facility is used for manufacturing, packaging, storage, quality control, receiving and distribution. Effective September 1, 1997, the lease for the New Haven Facility was amended. Under the terms of the new lease, an additional 5,500 square feet was added for a total of 123,000 square feet without any additional increase in the aggregate annual net rent payable. The term of the lease was extended an additional three years and will expire on December 31, 2002. The new lease provides for the annual net rent payable in calendar years 1998 and 1999 to be reduced by $90,000 in the aggregate ($3,000 per month in calendar year 1998 and $4,500 per month in calendar year 1999) and the net rent payable in the year 2000 to be reduced to $2.76 per square foot. Each subsequent year the net rent shall be increased annually by the lesser of 5% or the increase in the CPI for the prior twelve-month period. In addition, NERLP may not exercise its right to terminate the lease prior to December 31, 1999 and must give Strouse two years notice. NERLP is affiliated with David S. Howell, a former director of the Company and the former Chairman and Chief Executive Officer of Strouse, and Ann-Marie Howell, a former Vice President and the former Secretary of Strouse.

     On September 17, 1997, Strouse signed an amended agreement with its Jamaica subcontractor, Maggie Manufacturing Company, Ltd., regarding the lease of its manufacturing facility in Jamaica. The lease began January 1, 1995 and has been extended for an additional twelve months until January 1, 1999 and provides for an option to purchase the facility during the lease period for $784,000. Under the terms of the lease, Strouse makes quarterly payments of $87,500, $93,750, and $66,250, for calendar years 1996, 1997 and 1998, respectively.


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

     FDIC Claims. In April 1995, the FDIC filed a complaint captioned Federal Deposit Insurance Corporation vs. The Aristotle Corporation, in the United States District Court for the District of Connecticut (Civil No. 395CV00684TFGD). The FDIC claimed that it was entitled to income tax refunds for certain tax years that were received or were about to be received by Aristotle. Aristotle established a reserve of $3,982,000 for this potential claim as of June 30, 1993. Approximately $5,740,000 in tax refunds were deposited in special escrow accounts (the "FDIC Escrow Accounts").

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

                                                                   Market Price
                                                       ----------------------------------
       Fiscal Year Ended June 30, 1997:                      High                Low
       June 30                                              4                   2
       March 31                                             3  1/8              1  7/8
       December 31                                          4  3/8              2  1/8
       September 30                                         4  3/4              3


       Fiscal Year Ended June 30, 1996:
       June 30                                              4  1/4              2  1/8
       March 31                                             6                   2  1/8
       December 31                                          5  1/4              2
       September 30                                         5                   2  3/4


     The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "ARTL." As of September 8, 1997, there were approximately 4,000 stockholders of record and 2,500 additional beneficial stockholders (stockholders holding Common Stock in brokerage accounts). It is unlikely that the Company will pay any dividends with respect to its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated financial data of the Company can be found on page 2 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" can be found on pages 3 to 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and its subsidiary, together with the related Notes to Consolidated Financial Statements and the report of independent auditors, can be found on pages 9 to 30 of this report.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item will be set forth under the section entitled "Election of Directors," "Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's 1997 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be set forth under the section entitled "Executive Compensation" in the Company's 1997 definitive proxy statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be set forth under the section entitled "Stock Owned by Management and Principal Stockholders" in the Company's 1997 definitive proxy statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be set forth under the section entitled "Certain Transactions" in the Company's 1997 definitive proxy statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  The following are filed as part of this report:
     (1)   Financial Statements:
           Consolidated Balance Sheets                                                     9
           Consolidated Statements of Operations                                          10
           Consolidated Statements of Changes in Stockholders' Equity                     11
           Consolidated Statements of Cash Flows                                          12
           Notes to Consolidated Financial Statements                                     13
           Report of Independent Public Accountants                                       30

     (2)   Financial Statement Schedules:
           Report of Independent Public Accountants on Schedules                         S-1
           Schedule I - Condensed Financial Information of the Registrant                S-2
           Schedule II - Valuation and Qualifying Accounts                               S-5

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

           Exhibit 3.1- Restated Certificate of Incorporation of The Aristotle Corporation. Incorporated herein by reference to Exhibit 3.1 of The Aristotle Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

           Exhibit 3.2- Certificate of Designation, Preferences and Right of Series A, B, C and D Preferred Stock of The Aristotle Corporation. Incorporated herein by reference to Exhibit 4.3 of the 1994 Current Report.

           Exhibit 3.3- Amended and Restated Bylaws. Incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation's Annual Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

           Exhibit 4.1- Restated Certificate of Incorporation of The Aristotle Corporation., See Exhibit 3.1 hereof.

           Exhibit 4.2- Certificate of Designation, Preferences and Right of Series A, B, C and D Preferred Stock of The Aristotle Corporation. See Exhibit 3.2 hereof.

           Exhibit 4.3- Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc. Incorporated herein by reference to Exhibit 4.1 of The Aristotle Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

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

           Exhibit 10.11- Stock Option Plan of The Aristotle Corporation, as amended. Incorporated herein by reference to Exhibit 10.2 of the Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,1992, filed on March 31, 1993 (the "1992 Form 10-K").

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

           Exhibit 21.1- Subsidiaries of The Aristotle Corporation is attached hereto as Exhibit 21.1.

           Exhibit 27- Financial Data Schedule is attached hereto as Exhibit 27.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed in the fourth quarter of the Company's fiscal year ended June 30, 1997.

(c)  See (a)(3) above.

(d)  See (a)(2) above.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE ARISTOTLE CORPORATION



                                       /s/ John J. Crawford
                                       --------------------------------
                                       John J. Crawford
                                       Its President, Chief Executive Officer
                                       and Chairman of the Board
                                       Date:  September 29, 1997



                                       /s/ Paul McDonald
                                       --------------------------------
                                       Paul McDonald
                                       Its Chief Financial Officer
                                       and Secretary
                                       (principal financial and chief
                                        accounting officer)
                                       Date:  September 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                Title                                 Date
       ---------                -----                                 ----
 /s/ John J. Crawford    President, Chief Executive Officer,    September 29, 1997
-----------------------  Chairman of the Board and Director
 John J. Crawford        (principal executive officer)

 /s/ Paul McDonald       Chief Financial Officer and Secretary  September 29, 1997
-----------------------  (principal financial and accounting
 Paul McDonald           officer)

 /s/ Barry R. Banducci   Director                               September 29, 1997
-----------------------
 Barry R. Banducci

 /s/ Robert L. Fiscus    Director                               September 29, 1997
-----------------------
 Robert L. Fiscus

 /s/ Betsy Henley-Cohn   Director                               September 29, 1997
-----------------------
 Betsy Henley-Cohn

 /s/ Daniel J. Miglio    Director                               September 29, 1997
-----------------------
 Daniel J. Miglio

 /s/ Sharon M. Oster     Director                               September 29, 1997
-----------------------
 Sharon M. Oster

 /s/ Alfred A. Kniberg   Director                               September 29, 1997
-----------------------
 Alfred A. Kniberg

 /s/ John C. Warfel      Director                               September 29, 1997
-----------------------
 John C. Warfel

                      FINANCIAL STATEMENT SCHEDULES INDEX



Schedule I - Condensed Financial Information of the Registrant

Schedule II - Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
             -----------------------------------------------------


To the Board of Directors and Stockholders of The Aristotle Corporation:



We have audited in accordance with generally accepted auditing standards, the financial statements included in The Aristotle Corporation's Form 10-K, and have issued our report thereon dated September 23, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP

Hartford, Connecticut
September 23, 1997

                                  SCHEDULE I
                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)


BALANCE SHEETS:

 ASSETS                                          June 30, 1997    June 30, 1996
 ------                                          -------------    -------------
   CURRENT ASSETS
       Cash                                           $  133          $    91
       Marketable securities held
          in escrow, at market value                     900            6,253
       Current maturities of employee
          notes receivable                               100                -
       Other current assets                              134              179
                                                      ------          -------
            Total current assets                       1,267            6,523
                                                      ------          -------
   ADVANCES TO AND
      INVESTMENT IN SUBSIDIARIES                       5,230            4,311
                                                      ------          -------
   OTHER ASSETS
       Marketable securities held
          in escrow, at market value                     300                -
       Employee notes receivable, less current
          maturities                                     207              354
                                                      ------          -------
                                                         507              354
                                                      ------          -------
                                                      $7,004          $11,188
                                                      ======          =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

   CURRENT LIABILITIES
       Notes payable                                  $   75          $    75
       FDIC tax refund payable                             -            3,760
       Accrued expenses and other liabilities            224              641
                                                      ------          -------
            Total liabilities                            299            4,476

   MINORITY INTEREST IN
       SUBSIDIARIES COMMON STOCK                         194              182

   COMMITMENT AND CONTINGENCIES

   STOCKHOLDERS' EQUITY                                6,511            6,530
                                                      ------          -------
                                                      $7,004          $11,188
                                                      ======          =======

                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)


STATEMENT OF OPERATIONS:
                                                               FOR THE YEARS ENDED

                                                  June 30, 1997    June 30, 1996   June 30, 1995
                                                  -------------    -------------   -------------
Investment and interest income                        $ 206          $  353           $ 392
Other expenses                                         (651)           (612)           (589)
                                                      -----          ------           -----
    Loss from operations before provision
      (benefit) for income tax and equity
      in undistributed earnings of subsidiary          (445)           (259)           (197)

EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARY                               282            (175)           (626)

INCOME TAX EXPENSE (BENEFIT)                           (176)         (1,902)             75
                                                      -----          ------           -----
NET INCOME (LOSS)                                     $  13          $1,468           $(898)
                                                      =====          ======           =====

                      CONDENSED FINANCIAL INFORMATION OF
                           THE ARISTOTLE CORPORATION
                            (DOLLARS IN THOUSANDS)


STATEMENT OF CASH FLOWS:
                                                                       FOR THE YEARS ENDED
   OPERATING ACTIVITIES:                                 June 30, 1997    June 30, 1996   June 30, 1995
   --------------------                                  -------------    -------------   -------------
     Net income (loss)                                       $  13          $1,468           $(898)
     Equity in undistributed
        earnings of subsidiary                                (282)            175             626
     Gain on settlement of FDIC claim                            -          (2,000)              -
     Issuance of treasury stock for services                     -              62              30
     Proceeds from tax carryback claim                           -           1,778               -
     Other                                                    (489)            132             355
                                                             -----          ------           -----
     Total cash provided by
        (used in) operating activities                        (758)          1,615             113

   INVESTING ACTIVITIES:
   --------------------
     Proceeds from notes receivable from employees              47               -               -
     Purchase of marketable securities held in escrow         (707)         (1,778)              -
     Sale of marketable securities                           5,760             207              26
     Settlement of FDIC claim                               (3,760)              -               -
     Repurchase of ASI preferred stock                        (530)           (207)              -
     Minority interest                                          12              15              29
                                                             -----          ------           -----
     Total cash provided by
        (used in) investing activities                         822          (1,763)             55

   FINANCING ACTIVITIES:
   --------------------
     Purchase of treasury stock                                (22)              -             (11)
     Proceed from the issuance of debt                           -              75               -
                                                             -----          ------           -----
     Total cash used by financing activities                   (22)             75             (11)

   INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS
                                                                42             (73)            157
   CASH AND CASH EQUIVALENTS
        AT BEGINNING OF PERIOD                                  91             164               7
                                                             -----          ------           -----
   CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                     $ 133          $   91           $ 164
                                                             =====          ======           =====

                                                                   SCHEDULE II
                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                              VALUATION ACCOUNTS
                            (DOLLARS IN THOUSANDS)


              COLUMN A                          COLUMN B          COLUMN C       COLUMN D       COLUMN E
--------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                                ------------
                                                                    (1)
                                                                ------------
                                                Balance at       Charged to                    Balance at
                                           beginning of period    costs and   Deductions/        end of
                                                                  expenses     write-offs        period
---------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1997
-------------------------------

Accounts receivable reserve                      $ 125                26          (29)           $122

Co-op advertising reserve                        $ 117               150         (217)           $ 50

Accounts receivable - long term reserve          $  11                 0           (2)           $  9


FISCAL YEAR ENDED JUNE 30, 1996
-------------------------------

Accounts receivable reserve                       $100                59          (34)           $125

Co-op advertising reserve                         $ 71               270         (224)           $117

Accounts receivable - long term reserve           $ 36                25          (50)           $ 11

FISCAL YEAR ENDED JUNE 30, 1995
-------------------------------

Accounts receivable reserve                       $108                 -           (8)           $100

Co-op advertising reserve                         $ 69               183         (181)           $ 71

Accounts receivable - long term reserve           $ 63                15          (42)           $ 36

                                 EXHIBIT INDEX




Exhibit 21.1- Subsidiaries of The Aristotle Corporation

Exhibit 27- Financial Data Schedule