Form 10-Q
period 1997-09-30
ARISTOTLE CORP
filed 1997-11-14
CIK 790071

                SECURITIES AND EXCHANGE COMMISSIONUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended September 30, 1997

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

               Yes   x        No ___
                   -----


As of November 4, 1997, 1,097,902 shares of Common Stock, $.01 par value per share, were outstanding.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                       QUARTER ENDED SEPTEMBER 30, 1997


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 -  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at September 30, 1997
             and June 30, 1997                                                3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended September 30, 1997 and 1996                   4

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended September 30, 1997 and 1996                   5

             Notes to Condensed Consolidated Financial Statements             6

   Item 2 -  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            8

PART II - OTHER INFORMATION

   Item 6 -  Exhibits and Reports on Form 8-K                                12

   Signatures                                                                13

   Exhibit Index                                                             14

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except for share data)

                                                                                 September 30,      June 30,
                                                                                     1997             1997
                                                                                     ----             ----
                                                                                  (Unaudited)
                                  ASSETS
                                  ------

Current assets:
 Cash and cash equivalents                                                          $      660      $      139
 Marketable securities held in escrow, at market value                                     400             900
 Accounts receivable, net of reserves of $382 and $172                                   4,050           3,519
 Current maturities of employee notes                                                        -             100
 Inventories                                                                            11,651          10,945
 Other current assets                                                                       73             146
                                                                                    ----------      ----------
   Total current assets                                                                 16,834          15,749
                                                                                    ----------      ----------

Property and equipment, net                                                              1,608           1,475
                                                                                    ----------      ----------

Other assets:
 Marketable securities held in escrow,  at market value                                    300             300
 Employee notes receivable, less current maturities                                        208             208
 Goodwill, net of amortization of $174 and $162                                          1,772           1,784
 Deferred tax asset                                                                        630             630
 Other noncurrent assets                                                                   226             235
                                                                                    ----------      ----------
                                                                                         3,136           3,157
                                                                                    ----------      ----------
                                                                                    $   21,578      $   20,381
                                                                                    ==========      ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
 Notes payable and current maturities of long-term debt                             $    7,570      $    6,488
 Current maturities of minority interest in subsidiary's preferred stock                   800             900
 Accounts payable                                                                        2,563           2,663
 Accrued expenses                                                                          665             517
 Deferred tax liability                                                                    630             630
                                                                                    ----------      ----------
    Total current liabilities                                                           12,228          11,198
                                                                                    ----------      ----------

Long-term debt, less current maturities                                                  1,617           1,670
                                                                                    ----------      ----------
    Total liabilities                                                                   13,845          12,868
                                                                                    ----------      ----------

Minority interest in subsidiary's preferred stock, less current maturities                 805             805
                                                                                    ----------      ----------

Minority interest in subsidiary's common stock                                             206             194
                                                                                    ----------      ----------

Commitments and contingencies

Voting redeemable preferred stock, $.01 par value;  3,000,000 shares authorized;
 73,721 and 75,678 Series A at September 30, 1997 and June 30, 1997, respectively,
 26,022 and 34,065 Series B at September 30, 1997 and June 30, 1997, respectively,
 60,756 Series C at September 30, 1997 and June 30, 1997 and 24,998 Series D at
 September 30, 1997 and June 30, 1997 issued and outstanding                                 3               3
                                                                                    ----------      ----------

Stockholders' equity:
 Common stock, $.01 par value; 3,000,000 shares
  Authorized;  1,105,801 shares issued                                                      11              11
 Additional paid-in capital                                                            159,762         159,762
 Retained earnings (deficit)                                                       (   153,024)     (  153,232)
 Treasury stock at cost - 7,287 shares                                             (        30)     (       30)
                                                                                    ----------      ----------
    Total stockholders' equity                                                           6,719           6,511
                                                                                    ----------      ----------

                                                                                    $   21,578      $   20,381
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except for share data)

                                                 Three Months
                                              Ended September 30,
                                             1997            1996
                                             ----            ----
Net sales                                  $    7,568      $    5,306
Cost of goods sold                              5,596           3,818
                                           ----------      ----------

          Gross profit                          1,972           1,488

Operating expenses:
  Selling                                         823             698
  General and administrative                      548             448
  Product development                             172             127
                                           ----------      ----------

          Operating income                        429             215
                                           ----------      ----------

Other income (expense)
  Investment and interest income                   17              62
  Interest expense                            (   189)      (     185)
                                           ----------      ----------

          Income before income taxes
             And minority interest                257              92

Income tax expense                                  -              14
                                           ----------      ----------

          Income before minority
            Interest                              257              78

Minority interest                                  49              53
                                           ----------      ----------

NET INCOME                                 $      208      $       25
                                           ==========      ==========


Net income per share                            $0.18           $0.02
                                           ==========      ==========

Weighted average shares outstanding         1,131,940       1,137,940
                                           ==========      ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                    Three Months
                                                 Ended September 30,
                                               1997            1996
                                               ----            ----
Cash flows from operating activities:
  Net income                                     $  208         $     25
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 143              147
      Changes in assets and liabilities:
        Accounts receivable                      (  531)         (   251)
        Inventories                              (  706)         (    24)
        Other assets                                580               27
        Accounts payable                         (  100)              92
        Accrued expenses                            148               67
                                                 ------         --------
          Net cash provided by (used in)
           operating activities                  (  258)              83

                                                 ------         --------

Cash flows from investing activities:
  Purchase of property and equipment             (  262)         (    79)
  Purchase of marketable securities                   -          (   207)
  Sale of marketable securities                       -            5,760
  Settlement of FDIC claim                            -          ( 3,759)
  Minority interest                                  12                3
                                                 ------         --------

          Net cash provided by (used in)
           investing activities                  (  250)           1,718
                                                 ------         --------

Cash flows from financing activities:
  Net borrowings under line of credit             1,141               64
  Principal payments under note payable          (  112)         (    67)
                                                 ------         --------
          Net cash provided by (used in)
           financing activities                   1,029          (     3)
                                                 ------         --------

INCREASE IN CASH AND CASH EQUIVALENTS               521            1,798

CASH AND CASH EQUIVALENTS AT BEGINNING              139               99
 OF PERIOD                                       ------         --------

CASH AND CASH EQUIVALENTS AT END OF              $  660         $  1,897
 PERIOD                                          ======         ========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2.   Earnings per Common Share
     -------------------------

     Weighted average shares outstanding are primary; treasury stock has not been included. At September 30, 1997, the weighted average shares include 33,424 shares of common stock equivalents.


3.   Debt Agreement
     --------------

     In September 1997, Strouse and Bank of Boston, Connecticut (the "Bank of Boston") entered into an amended Credit Agreement whereby the maximum borrowing under Strouse's line-of-credit was increased to $10,000,000 from $8,000,000. In addition, the overadvance limit under the line-of-credit was adjusted, and $500,000 pledged by Aristotle to secure Aristotle's and ASI's guarantee of Strouse's line-of-credit facility and term loan facility (collectively, the "Credit Facilities") was released.

     Borrowing under the line-of-credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable, 50% of eligible raw material inventory, and 60% of eligible finished goods inventory, with a maximum borrowing of $10,000,000. In addition, the line-of-credit facility permits advances to exceed the borrowing base amount by up to $1,000,000 through December 1997, $1,250,000 from January 1998 through March 1998, $1,000,000 during April 1998 and $500,000 thereafter through September 1999 (so long as the total line-of-credit is not more than the $10,000,000 and the overadvance is reduced to zero for 30 consecutive days per annum). The principal amount of the term loan is $2,000,000. The credit agreement matures in September 1999. Strouse uses the Credit Facilities for working capital and other general corporate purposes.

     The interest on the line-of-credit will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3.0% per annum, based on the financial performance of Strouse. The term loan bears interest at the option of the Company at a floating annual rate equal to prime plus .75%, or Eurodollar plus 2.5% or at a fixed annual rate equal to Bank of Boston's cost of funds plus 2.25%. The term loan has a three-year term and requires principal payments to reduce the amount outstanding based on a ten-year amortization.

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

     As of November 3, 1997, the balance outstanding on the line-of-credit was $7,703,000 and the balance outstanding on the term loan was $1,800,000. As of November 3, 1997, the additional borrowing available on the overadvance was $1,000,000.

     During 1997, Aristotle entered into a line-of-credit agreement with Citizens Bank for $300,000. The line-of-credit bears interest at prime and matures on August 31, 1998. As of November 3, 1997, the balance outstanding on the line-of-credit was $75,000.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS

     The Company's net sales for the first quarter ended September 30, 1997 increased 43% to $7,568,000, compared to net sales of $5,306,000 for the first quarter ended September 30, 1996. The increase was primarily generated by a $1,640,000 volume increase in shapewear products, a $472,000 volume increase in specialty brassiere products, and a $150,000 impact from increased prices.

     The Company's gross profit for the first quarter ended September 30, 1997 increased 33% to $1,972,000 from $1,488,000 for the first quarter ended September 30, 1996, and gross margin percentage decreased to 26.1% from 28.0%. The increase in gross profit was primarily a result of the increase in sales. The decrease in gross margin percentage was principally due to the initial shipments of the expanded "Slimlook" line of shapewear, which yielded lower margins, primarily as a result of promotional pricing.

     Selling, general and administrative expenses for the first quarter ended September 30, 1997 were $1,371,000, compared to $1,146,000 for the corresponding quarter ended September 30, 1996. The $225,000, or 19.6%, increase was principally a result of increases in advertising and selling costs and professional fees.

     Product development costs for the Company for the first quarter ended September 30, 1997 were $172,000, compared to $127,000 for the first quarter ended September 30, 1996. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $45,000, or 35%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

     Investment and interest income was $17,000 and $62,000 for the first quarters ended September 30, 1997 and 1996, respectively. The income for the first quarter ended September 30, 1997 was principally generated by short-term cash investments and the investment of funds held in an investment account (the "Strouse Escrow Account") that was established in connection with the acquisition of Strouse by Aristotle (the "Acquisition") and was subject to an escrow and pledge agreement with the former Strouse stockholders (the "Former Strouse Stockholders"). The $45,000 reduction in investment and interest income was primarily a result of the payment, in September 1996, of approximately $3,760,000 from two escrow accounts (the "FDIC Escrow Accounts") in connection with a settlement between the Company and the FDIC related to certain disputes between the FDIC, the Company and others (the "FDIC Settlement").

     Interest expense for the first quarter ended September 30, 1997 increased to $189,000 from $185,000 in the corresponding prior year period. The increase in interest expense primarily resulted from increased borrowing levels to support working capital needs and business growth.

     Minority interest expense was $49,000 and $53,000 for the first quarters ended September 30, 1997 and 1996, respectively. The minority interest expense was principally due to preferred dividends paid or accrued during the first quarter on outstanding preferred stock of ASI (the "ASI Preferred Stock") issued to the Former Strouse Stockholders in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended September 30, 1997, cash required to fund the working capital needs of Strouse was supplied principally through a line-of-credit facility and term loan facility with Bank of Boston, trade credit, and internally generated funds. In September 1997, Strouse and Bank of Boston entered into an amended Credit Agreement whereby the maximum borrowing under Strouse's line-of-credit was increased to $10,000,000 from $8,000,000. The amendment also adjusted the amount by which borrowings can exceed the formula amounts and released the $500,000 pledge by Aristotle and ASI to secure the guarantee of the Credit Facilities.

     During the three months ended September 30, 1997, cash required to fund the operations of Aristotle was supplied primarily through earnings generated from the Strouse Escrow Account, short-term cash investments, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and amounts received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse.

     The Company utilized cash of $258,000 for operations during the three months ended September 30, 1997 and generated cash of $83,000 from operations during the three months ended September 30, 1996. During the three months ended September 30, 1997, the utilization of cash from operations was principally the result of increases in accounts receivables and inventories and decreases in accounts payable, partially offset by net income from operations, decreases in other assets and increases in accrued expenses. During the three months ended September 30, 1996, the generation of cash from operations was principally due to depreciation and amortization and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivables and inventories.

     The Company utilized $250,000 for investing activities for the three months ended September 30, 1997 and generated $1,718,000 from investing activities for the three months ended September 30, 1996. During the three months ended September 30, 1997, cash from investing activities was primarily utilized to purchase $262,000 in property and equipment. During the three months ended September 30, 1996, the primary generation of cash from investing activities was the $5,760,000 sale of marketable securities that were withdrawn from the FDIC Escrow Accounts in connection with the FDIC Settlement, offset by the payment of $3,760,000 from the FDIC Escrow Accounts in connection with the FDIC Settlement. During the three months ended September 30, 1996, the Company also used $207,000 to fund the payment of the Put Right, as defined below.

     The Company generated $1,029,000 from financing activities for the three months ended September 30, 1997. The Company utilized $3,000 for financing activities during the three months ended September 30, 1996. Funds generated during the three months ended September 30, 1997 were primarily a result of the Company drawing $1,141,000 from its line-of-credit, offset by $112,000 payment of its notes payable.

     In connection with the Acquisition in April 1994, ASI issued to the Former Strouse Stockholders 245,381 shares of ASI Preferred Stock and Aristotle issued to the Former Strouse Stockholders 270,379 shares of voting preferred stock of Aristotle (the "Aristotle Preferred Stock"). Under the charter provisions in effect at the time of the Acquisition, the Former Strouse Stockholders had the right to require that ASI repurchase each share of ASI Preferred Stock for $10.00 per share, plus any accrued but unpaid dividends, at various dates beginning in April 1996 (the "Put Right"). Prior to the Put Right becoming exercisable, the ASI Preferred Stockholders are entitled to quarterly dividends of 8.9% per annum. Once the Put Right is exercisable, the dividends cease. In order to exercise the Put Right, a Former Strouse Stockholder must also sell an equal number of shares of Aristotle Preferred Stock to Aristotle for $.001 per share. The payment of the repurchase price pursuant to the Put Right is secured by the Strouse Escrow Account. Subject to the previous exercise of the Put Right, as of September 30, 1997, 160,499 shares of ASI Preferred Stock and 185,497 shares of Aristotle Preferred Stock are currently outstanding.

     In September 1997, the Company and certain of the Former Strouse Stockholders who hold ASI Preferred Stock agreed to delay the exercise of the remaining Put Rights and to modify certain other agreements entered into at the time of the Acquisition (the "1997 Modification"). Under the 1997 Modification, certain of the Former Strouse Stockholders surrendered to ASI 10,000 shares of ASI Preferred Stock in exchange for the cancellation of an aggregate of $100,000 owed by these Former Strouse Stockholders to the Company under loans extended in connection with the Acquisition (the "Acquisition Loans"). On January 1, 1998, the Company is required to redeem 80,000 shares of ASI Preferred Stock for $10.00 per share, or $800,000. The Company believes that it will have sufficient funds to complete this redemption. The Put Right for the remaining 80,499 shares of ASI Preferred Stock has been postponed such that the Put Right with respect to 40,249 shares will be exercisable on January 1, 1999 and the Put Right with respect to 40,250 shares will be exercisable on January 1, 2000.

     Under the 1997 Modification, the maturity dates on the Acquisition Loans were extended such that $104,000 of the outstanding balance will be due and payable on January 1, 1999 and the remaining $104,000 will be due and payable on January 1, 2000. Certain Former Strouse Stockholders also agreed to release $400,000 from the Strouse Escrow Account on January 1, 1998 to be used to fund the redemption of the ASI Preferred Stock required to be redeemed on that date and to release of $200,000 and $100,000 on January 1, 1999 and January 1, 2000, respectively, to satisfy the Company's Put Right obligations. Further, in consideration for the Former Strouse Stockholders agreeing to postpone their Put Right, the number of shares of Aristotle Common Stock into which each share of ASI Preferred Stock may be exchanged has been increased from 1.282 to 1.667 shares. Finally, the holders of ASI Preferred Stock were released from their obligations under a pension escrow agreement.

     The Company anticipates that as a result of the amended bank agreement and the 1997 Modification, there will be sufficient financial resources to meet the Company's projected working capital and other cash requirements for the next twelve months.

RECENT DEVELOPMENTS

     In October 1997, the Company and Geneve Corporation ("Geneve") entered into a Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement"), which provides for the purchase of approximately 489,131 shares of the Company's Series E Convertible Preferred Stock, $.01 par value per share (the "Series E Preferred Stock"), representing approximately thirty percent (30%) of the issued and outstanding capital stock of Aristotle, for an aggregate purchase price of approximately $2,250,000, or a per share price of $4.60. The Series E Preferred Stock has one vote per share, with respect to matters other than the election of directors and auditors, and is convertible into Common Stock for a conversion price of $4.60, subject to adjustment for certain dilutive issuances of the Company's capital stock. In addition, pursuant to the terms of the Preferred Stock Purchase Agreement, Geneve shall have the right to designate two (2) nominees for election to the Board of Directors of the Company for so long as Geneve or its affiliates hold all of the issued and outstanding shares of the Series E Preferred Stock or not less than thirty percent (30%) of the issued and outstanding voting securities of the Company. Upon full conversion of the Series E Preferred Stock, Geneve and certain of its affiliates will beneficially own approximately thirty percent (30%) of the issued and outstanding Common Stock of Aristotle. Aristotle has also granted to Geneve the right to require the Company to repurchase shares of the Series E Preferred Stock at any time after the earlier of December 31, 2001 or upon the occurrence of certain acceleration events (the "Geneve Put Right"). The Preferred Stock Purchase Agreement also provides for the redemption of the Series E Preferred Stock at the option of the Company on or after December 31, 2001 as well as the mandatory redemption of the Series E Preferred Stock on December 31, 2007 (collectively, the "Geneve Redemption Right"). The repurchase price under the Geneve Put Right and the Geneve Redemption Right is $4.60 per share, subject to adjustment for certain recapitalization events, plus any accrued but unpaid dividends. The Geneve closing is scheduled for early January 1998.

     In November 1997, the Company received a payment from the Internal Revenue Service ("IRS") with respect to a tax loss carryback claim related to its 1996 tax year in the amount of $1,400,000, net of related professional fees. This claim remains subject to review by the IRS. The Company has not previously recorded an income tax benefit associated with this claim and is planning to record a net benefit of $700,000 in its current second fiscal quarter. As a result of the tax loss carryback claim, the Company's Federal net operating loss carryforward of $6,400,000 has been reduced to $2,200,000.


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


                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          See Exhibit Index.

     (b)  Reports on Form 8-K:
          There were no reports on Form 8-K for the three months ended September 30, 1997.

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


                         THE ARISTOTLE CORPORATION



                         /s/ John J. Crawford
                         --------------------

                         John J. Crawford
                         Its President, Chief Executive Officer
                         and Chairman of the Board
                         Date:  November 14, 1997


                         /s/ Paul McDonald
                         -----------------

                         Paul McDonald
                         Its Chief Financial Officer
                         and Secretary
                         (principal financial and chief
                         accounting officer)
                         Date:  November 14, 1997

                                 EXHIBIT INDEX

Exhibit        Description
-------        -----------

4.1 Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Convertible Preferred Stock of the Registrant (filed November 7,
               1997) is attached hereto as Exhibit 4.1.

4.2 Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc. (filed October 31, 1997) is attached hereto as Exhibit 4.2.

10.1 Letter Agreement dated September 17, 1997 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Peter Blair Shalleck, Sandy Shalleck, Davedan Properties Ltd., Maggie Manufacturing Co. 1997 Ltd., and Maggie Manufacturing Company Ltd. is attached hereto as Exhibit 10.1.

10.2 Third Amendment to Lease dated September 1, 1997 by and between New England Resources Limited Partnership and The Strouse, Adler Company is attached hereto as Exhibit 10.2.

10.3 First Amendment to Master Credit Agreement dated September 19, 1997 by and between The Strouse, Adler Company and Bank of Boston Connecticut is attached hereto as Exhibit 10.3.

10.4 The Aristotle Corporation 1997 Employee and Director Stock Plan is attached hereto as Exhibit 10.4

10.5 Preferred Stock Purchase Agreement dated as of October 22, 1997 between The Aristotle Corporation and Geneve Corporation is attached hereto as Exhibit 10.5.

10.6 Registration Rights Agreement dated as of October 22, 1997 between The Aristotle Corporation and Geneve Corporation is attached hereto as Exhibit 10.6.

10.7 Letter Agreement dated as of September 15, 1997 among The Aristotle Corporation, Aristotle Sub, Inc. and certain stockholders is attached hereto as Exhibit 10.7.


27.1           Financial Data Schedule