Form 10-Q
period 1997-12-31
ARISTOTLE CORP
filed 1998-02-13
CIK 790071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended December 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________



                        Commission file number 0-14669
                                               -------


                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
            ------------------------------------------------------
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


As of January 28, 1998, 1,097,902 shares of Common Stock, $.01 par value per share, were outstanding.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY
              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                        QUARTER ENDED DECEMBER 31, 1997




                                                                                                    Page
                                                                                                    ----
Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at December 31, 1997
              and June 30, 1997                                                                        3

              Condensed Consolidated Statements of Operations for the Three and Six Months
              Ended December 31, 1997 and 1996                                                         4

              Condensed Consolidated Statements of Cash Flows for the Six Months
              Ended December 31, 1997 and 1996                                                         5

              Notes to Condensed Consolidated Financial Statements                                     6

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                    9


Part II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders                                     14

     Item 6 - Exhibits and Reports on Form 8-K                                                        14

     Signatures                                                                                       15

     Exhibit Index                                                                                    16

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)

                                                                                              December 31,       June 30,
                                                                                                 1997              1997
                                                                                                 ----              ----
                                                                                              (Unaudited)
                                   ASSETS
                                   ------

Current assets:
 Cash and cash equivalents                                                                    $    2,031        $      139
 Marketable securities held in escrow, at market value                                               400               900
 Accounts receivable, net of reserves of $418 and $172                                             3,171             3,519
 Current maturities of employee notes receivable                                                     -                 100
 Inventories                                                                                      12,661            10,945
 Other current assets                                                                                165               146
                                                                                              ----------        ----------
      Total current assets                                                                        18,428            15,749
                                                                                              ----------        ----------

Property and equipment, net                                                                        1,593             1,475
                                                                                              ----------        ----------

Other assets:
 Marketable securities held in escrow, at market value                                               300               300
 Employee notes receivable, less current maturities                                                  208               208
 Goodwill, net of amortization of $188 and $162                                                    1,758             1,784
 Deferred tax asset                                                                                  630               630
 Other noncurrent assets                                                                             219               235
                                                                                              ----------        ----------
                                                                                                   3,115             3,157
                                                                                              ----------        ----------
                                                                                              $   23,136        $   20,381
                                                                                              ==========        ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
 Notes payable and current maturities of long-term debt                                       $    8,466        $    6,488
 Current maturities of minority interest in subsidiary's preferred stock                             781               900
 Accounts payable                                                                                  1,818             2,663
 Accrued expenses                                                                                  1,373               517
 Deferred tax liability                                                                              630               630
                                                                                              ----------        ----------
      Total current liabilities                                                                   13,068            11,198
                                                                                              ----------        ----------

Long-term debt, less current maturities                                                            1,567             1,670
                                                                                              ----------        ----------
      Total liabilities                                                                           14,635            12,868
                                                                                              ----------        ----------

Minority interest in subsidiary's preferred stock, less current maturities                           805               805
                                                                                              ----------        ----------

Minority interest in subsidiary's common stock                                                       215               194
                                                                                              ----------        ----------

Commitments and contingencies

Voting redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 72,757 and 75,678 shares of Series A at December 31, 1997 and June 30, 1997, respectively,
  25,540 and 34,065 shares of Series B at December 31, 1997 and June 30, 1997, respectively, 60,274 and 60,756 shares of Series C at December 31, 1997 and June 30,
  1997, respectively, and 24,998 shares of Series D at December 31, 1997 and June 30,
  1997 issued and outstanding                                                                          1                 3
                                                                                              ----------        ----------

Stockholders' equity:
 Common stock, $.01 par value;  3,000,000 shares
  authorized; 1,105,801 shares issued                                                                 11                11
 Additional paid-in capital                                                                      159,762           159,762
 Retained earnings (deficit)                                                                  (  152,263)       (  153,232)
 Treasury stock at cost - 7,287 shares                                                        (       30)       (       30)
                                                                                              ----------        ----------
      Total stockholders' equity                                                                   7,480             6,511
                                                                                              ----------        ----------

                                                                                              $   23,136        $   20,381
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

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except for share data)


                                                     Three Months                       Six Months
                                                  Ended December 31,                Ended December 31,
                                                1997             1996             1997             1996
                                                ----             ----             ----             ----
Net sales                                   $    6,782       $    4,941       $   14,350       $   10,248
Cost of goods sold                               4,941            3,573           10,537            7,393
                                            ----------       ----------       ----------       ----------

       Gross profit                              1,841            1,368            3,813            2,855

Operating expenses:
 Selling                                           943              729            1,766            1,427
 General and administrative                        483              528            1,032              976
 Nonrecurring tax claim contingency
  fee                                              480             -                 480             -
 Product development                               170              151              341              277
                                            ----------       ----------       ----------       ----------

       Operating income (loss)              (      235)      (       40)             194              175
                                            ----------       ----------       ----------       ----------

Other income (expense)
 Investment and interest income                     40               36               57               98
 Interest expense                           (      200)      (      166)      (      388)      (      350)
                                            ----------       ----------       ----------       ----------

       Income (loss) before income
         taxes and minority                 (      395)      (      170)      (      137)      (       77)

Income tax benefit (expense)                     1,199       (        8)           1,199       (       22)
                                            ----------       ----------       ----------       ----------

       Income (loss) before minority
         interest                                  804       (      178)           1,062       (       99)

Minority interest                                   43               42               93               96
                                            ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $      761       ($     220)     $       969      ($      195)
                                            ==========       ==========       ==========       ==========


Net income (loss) per share:
 Basic                                      $     0.69       ($    0.20)      $     0.88       ($    0.18)
                                            ==========       ==========       ==========       ==========
 Diluted                                    $     0.61       ($    0.20)      $     0.78       ($    0.18)
                                            ==========       ==========       ==========       ==========

Weighted average shares:
 Basic                                       1,108,032        1,101,188        1,103,273        1,102,842
                                            ==========       ==========       ==========       ==========
 Diluted                                     1,275,623        1,101,188        1,306,193        1,102,842
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

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                        Six Months
                                                                                    Ended December 31,
                                                                                  1997                1996
                                                                                  ----                ----
Cash flows from operating activities:
  Net income (loss)                                                                 $   969       ($  195)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                     288           260
      Changes in assets and liabilities:
        Accounts receivable                                                             348       (    53)
        Inventories                                                                 ( 1,716)      (   229)
        Other assets                                                                    493       (    89)
        Accounts payable                                                            (   845)      (    97)
        Accrued expenses                                                                856       (   351)
                                                                                     ------       -------
          Net cash provided by (used in) operating
            activities                                                                  393       (   754)
                                                                                     ------       -------

Cash flows from investing activities:
  Purchase of property and equipment                                                (   376)      (   132)
  Purchase of marketable securities                                                     -         (   707)
  Repurchase of ASI preferred stock                                                 (    19)      (   260)
  Repurchase of ARTL preferred stock                                                (     2)           -
  Sale of marketable securities                                                         -           5,760
  Settlement of FDIC claim                                                              -         ( 3,760)
  Minority interest                                                                      21             2
                                                                                     ------       -------
          Net cash provided by (used in) investing
            activities                                                              (   376)          903
                                                                                     ------       -------
Cash flows from financing activities:
  Net borrowings under line of credit                                                 2,099           980
  Principal payments under note payable                                             (   224)      (   569)
  Purchase of treasury stock                                                            -         (    22)
                                                                                     ------       -------
          Net cash provided by financing
            activities                                                                1,875           389
                                                                                     ------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,892           538

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        139            99
                                                                                     ------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 2,031       $   637
                                                                                     ======       =======

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.       Earnings per Common Share

         The Company has adopted the provisions of SFAS 128, Earnings Per Share. The prior three and six months ended December 31, 1996 have been restated as a result of the adoption. For the three and six months ended December 31, 1997 and 1996, Basic and Diluted earnings per share are calculated as follows:

                                                  Three Months                     Six Months
                                                Ended December 31,              Ended December 31,
                                                 1997          1996              1997           1996
                                                 ----          ----              ----           ----
Basic Earnings Per Share
Numerator:
   Net income (loss) available to common
     stockholders                            $   760,643     ($  220,051)    $   969,063     ($  194,689)
                                             -----------     ------------    -----------     ------------
Denominator:
   Weighted average common shares
     outstanding                               1,108,032       1,101,188       1,103,273       1,102,842
                                             -----------     ------------    -----------     ------------

                                             $       .69     ($      .20)    $       .88     ($      .18)
                                             ===========     ============    ===========     ============

Diluted Earnings Per Share
Numerator:
   Net income (loss) available to common
     stockholders                            $   760,643     ($  220,051)    $   969,063     ($  194,689)
   Convertible preferred dividends                17,263            -             51,241            -
                                             -----------     ------------    -----------     ------------
                                                 777,906     (   220,051)      1,020,304     (   194,689)
                                             -----------     ------------    -----------     ------------
Denominator:
   Weighted average common shares
     outstanding                               1,108,032       1,101,188       1,103,273       1,102,842
   Convertible warrants                           33,426            -             33,426            -
   Weighted average convertible preferred
     stock                                       134,165            -            169,494            -
                                             -----------     ------------    -----------     ------------
                                               1,275,623       1,101,188       1,306,193       1,102,842
                                             -----------     ------------    -----------     ------------

Earnings per share                           $       .61     ($      .20)    $       .78     ($      .18)
                                             ===========     ============    ===========     ============

         Options to purchase shares of common stock were outstanding during the above periods but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

         For the purposes of calculating diluted earnings per share for the three and six months ended December 31, 1997, the weighted average convertible preferred stock does not include $800,000 of the Company's preferred stock that as of September 15, 1997 was no longer convertible and which was redeemed January 1, 1998. In addition, for the three and six months ended December 31, 1996, the convertible warrants and convertible preferred stock were not included in the computation of diluted earnings per share as the inclusion would be antidilutive.

         On January 2, 1998, Geneve Corporation purchased 489,131 shares of the Company's 8% convertible preferred stock and 30,000 shares of common stock. Had the transactions been outstanding for the three and six months ended December 31, 1997, the proforma earnings per share calculations would have been as follows:

                                           Three Months            Six Months
                                         Ended December 31,   Ended December 31,
                                                 1997                 1997
                                                 ----                 ----
Proforma
Numerator:
Income available to common stockholders:
  Basic                                      $   715,273           $   878,323
                                             -----------           -----------
  Diluted                                    $   777,906            $1,020,304
                                             -----------            ----------
Denominator:
Weighted average shares:
  Basic                                        1,138,032             1,133,273
                                               ---------             ---------
  Diluted                                      1,794,754             1,825,324
                                               ---------             ---------
Earnings per share:
  Basic                                     $        .63          $        .78
                                            ============          ============
  Diluted                                   $        .43          $        .56
                                            ============          ============


3.       Debt Agreement

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

         As of February 6, 1998, the balance outstanding on the line-of-credit was $7,622,000 and the balance outstanding on the term loan was $1,750,000. As of February 6, 1998, the additional borrowing available on the overadvance was $512,000.

         During 1997, Aristotle entered into a line-of-credit agreement with Citizens Bank for $300,000. The line-of-credit bears interest at prime and matures on August 31, 1998. As of February 6, 1998, there was no balance outstanding on the line-of-credit.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         Three Months Ended December 31, 1997 and 1996

         The Company's net sales for the three months ended December 31, 1997 increased 37% to $6,782,000, compared to net sales of $4,941,000 for the three months ended December 31, 1996. The increase was primarily generated by a $1,250,000 sales volume increase in specialty brassiere products (reflecting increased market demand for specialty brassieres), and a $591,000 sales volume increase in shapewear products (primarily reflecting the recent introduction of the "Slimlook" line), of which $51,000 represented a favorable impact from increased prices from specialty brassieres and shapewear products.

         The Company's gross profit for the three months ended December 31, 1997 increased 35% to $1,841,000 from $1,368,000 for the three months ended December 31, 1996, and the gross margin percentage decreased to 27.1% from 27.7%. The increase in gross profit was primarily the result of the increase in sales. The decrease in gross margin percentage was principally due to the increase in sales derived from the expanded "Slimlook" line of shapewear, which line yields lower margins.

         Selling, general and administrative expenses for the three months ended December 31, 1997 were $1,426,000, compared to $1,257,000 for the corresponding three months ended December 31, 1996. The $169,000, or 13%, increase was principally a result of increases in sales commissions and advertising costs.

         Product development costs for the Company for the three months ended December 31, 1997 were $170,000, compared to $151,000 for the three months ended December 31, 1996. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $19,000, or 13%, increase in costs reflects Strouse's continued investment in the product development process.

         Investment and interest income was $40,000 and $36,000 for the three months ended December 31, 1997 and 1996, respectively. The income for the three months ended December 31, 1997 was principally generated by short-term cash investments and the investment of funds held in an investment account (the "Strouse Escrow Account") that was established in connection with the acquisition of Strouse by Aristotle (the "Acquisition") and is subject to an escrow and pledge agreement with the former Strouse stockholders (the "Former Strouse Stockholders").

         Interest expense for the three months ended December 31, 1997 increased to $200,000 from $166,000 in the corresponding three months ended December 31, 1996. The increase in interest expense primarily resulted from increased borrowing levels to support working capital needs and business growth.

         The income tax benefit for the three months ended December 31, 1997 was $1,199,000, compared to a provision of $8,000 for the three months ended December 31, 1996. During the three months ended December 31, 1997, the Company received a tax refund of $1,919,000 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, upon receipt of such refund, the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim. The income tax provision for the three months ended December 31, 1996, reflected minimum state taxes, as any federal tax obligation was sheltered by the utilization of net operating loss carryforwards.

         Minority interest expense was $43,000 and $42,000 for the three months ended December 31, 1997 and 1996, respectively. The minority interest expense was principally due to preferred dividends paid or accrued during the three months on outstanding preferred stock of ASI (the "ASI Preferred Stock") issued to the Former Strouse Stockholders in connection with the Acquisition.

         Six Months Ended December 31, 1997 and 1996

         The Company's net sales for the six months ended December 31, 1997 increased 40% to $14,350,000, compared to net sales of $10,248,000 for the six months ended December 31, 1996. The increase was primarily generated by a $2,293,000 sales volume increase in shapewear products (primarily reflecting the introduction of the "Slimlook" line), a $1,809,000 sales volume increase in specialty brassiere products (reflecting increased market demand for specialty brassieres), of which $201,000 represented a favorable impact from increased prices from specialty brassieres and shapewear products.

         The Company's gross profit for the six months ended December 31, 1997 increased 34% to $3,813,000 from $2,855,000 for the six months ended December 31, 1996, and the gross margin percentage decreased to 26.6% from 27.9%. The increase in gross profit was primarily the result of sales growth. The decrease in gross margin percentage was principally due to the introduction of the expanded "Slimlook" line of shapewear, which line yields lower margins.

         Selling, general and administrative expenses for the six months ended December 31, 1997 were $2,798,000, compared to $2,403,000 for the corresponding six months ended December 31, 1996. The $395,000, or 16%, increase was principally a result of increases in sales commissions and advertising costs.

         Product development costs for the Company for the six months ended December 31, 1997 were $341,000, compared to $277,000 for the six months ended December 31, 1996. Product development costs primarily included compensation of Company personnel and were incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $64,000, or 23%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

         Investment and interest income was $57,000 and $98,000 for the six months ended December 31, 1997 and 1996, respectively. The income for the six months ended December 31, 1997 was principally generated by short-term cash investments and the investment of funds held in the Strouse Escrow Account that was established in connection with the Acquisition and was subject to an escrow and pledge agreement with the Former Strouse Stockholders. The $41,000, or 42%, reduction in investment and interest income was primarily a result of the payment, in September 1996, of approximately $3,760,000 from two escrow accounts (the "FDIC Escrow Accounts") in connection with a settlement between the Company and the FDIC related to certain disputes between the FDIC, the Company and others (the "FDIC Settlement").

         Interest expense for the six months ended December 31, 1997 increased to $388,000 from $350,000 in the corresponding six months ended December 31, 1996. The increase in interest expense primarily resulted from increased borrowing levels to support working capital needs and business growth.

         The income tax benefit for the six months ended December 31, 1997 was $1,199,000, compared to a provision of $22,000 for the three months ended December 31, 1996. During the three months ended December 31, 1997, the
Company received a tax refund of $1,919,000 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, upon receipt of such refund the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim. The income tax provision for the six months ended December 31, 1996, reflected minimum state taxes, as any federal tax obligation was sheltered by the utilization of net operating loss carryforwards.

         Minority interest expense was $93,000 and $96,000 for the six months ended December 31, 1997 and 1996, respectively. The minority interest expense was principally due to preferred dividends paid or accrued during the six months on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Acquisition.

Liquidity and Capital Resources

         During the six months ended December 31, 1997, cash required to fund the working capital needs of Strouse was supplied principally through a line-of-credit facility and term loan facility with Bank of Boston, trade credit, and internally generated funds. In September 1997, Strouse and Bank of Boston entered into an amended Credit Agreement whereby the maximum borrowing under Strouse's line-of-credit was increased to $10,000,000 from $8,000,000. The amendment also adjusted the amount by which borrowings can exceed the formula amounts and released the $500,000 pledge by Aristotle and ASI to secure the guarantee of the Credit Facilities.

         During the six months ended December 31, 1997, cash required to fund the operations of Aristotle, the parent company, was supplied primarily through earnings generated from the Strouse Escrow Account, short-term cash investments, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and amounts received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse.

          The Company generated cash of $393,000 from operations for the six months ended December 31, 1997 and utilized $754,000 to fund operations during the six months ended December 31, 1996. During the six months ended December 31, 1997, the generation of cash from operations was principally the result of net income from operations, depreciation and amortization and decreases in accounts receivables and other assets and increases in accrued expenses, partially offset by increases in inventory and decreases in accounts payable. During the six months ended December 31, 1996, the utilization of cash from operations was principally the result of increases in accounts receivables, inventories and other assets and decreases in accounts payable and accrued expenses, partially offset by depreciation and amortization.

          The Company utilized $376,000 for investing activities for the six months ended December 31, 1997 and generated $903,000 from investing activities for the six months ended December 31, 1996. During the six months ended December 31, 1997, cash from investing activities was primarily utilized to purchase $376,000 in property and equipment. During 1997, the Company also used $19,000 to fund the payment of the Put Right, as defined below, exercised by one of the Former Strouse Stockholders. In exchange for the funding of the Put Right, the Company received 1,928 shares of ASI Preferred Stock and 1,928 shares of Aristotle Preferred Stock. During the six months ended December 31, 1996, the primary generation of cash from investing activities was the $5,760,000 sale of marketable securities that were withdrawn from the FDIC Escrow Accounts in connection with the FDIC Settlement, offset by the payment of $3,760,000 to the FDIC from the FDIC Escrow Accounts in connection with the FDIC Settlement. During 1996, the Company also used $260,000 to fund the payment of the Put Right, as defined below, $132,000 to purchase property and equipment, and $707,000 to purchase marketable securities to fund the account pledged to the Bank of Boston, which account secured Aristotle's guarantee of the Credit Facilities and to restore the Strouse Escrow Account.

         The Company generated $1,875,000 and $389,000 from financing activities for the six months ended December 31, 1997 and December 31, 1996, respectively. Funds generated during the six months ended December 31, 1997 were primarily a result of the Company drawing $2,099,000 from its line-of-credit, offset by $224,000 payment of its lease and term notes payable. Funds generated during the six months ended December 31, 1996 were primarily a result of the Company drawing $980,000 from its line-of-credit, offset by the $569,000 payment of its lease and term notes payable. In addition during 1996, the Company repurchased 6,000 shares of its Common Stock in the open market for approximately $22,000.

         In connection with the Acquisition in April 1994, ASI issued to the Former Strouse Stockholders 245,381 shares of ASI Preferred Stock and Aristotle issued to the Former Strouse Stockholders 270,379 shares of voting preferred stock of Aristotle (the "Aristotle Preferred Stock"). Under the charter provisions in effect at the time of the Acquisition, the Former Strouse Stockholders had the right to require that ASI repurchase each share of ASI Preferred Stock for $10.00 per share, plus any accrued but unpaid dividends, at various dates beginning in April 1996 (the "Put Right"). Prior to the Put Right becoming exercisable, the ASI Preferred Stockholders are entitled to quarterly dividends of 8.9% per annum. Once the Put Right is exercisable, the dividends cease. In order to exercise the Put Right, a Former Strouse Stockholder must also sell an equal number of shares of Aristotle Preferred Stock to Aristotle for $.001 per share. The payment of the repurchase price pursuant to the Put Right is secured by the Strouse Escrow Account. Subject to the previous exercise of the Put Right, as of December 31, 1997, 158,571 shares of ASI Preferred Stock and 183,569 shares of Aristotle Preferred Stock were currently outstanding.

         In September 1997, the Company and certain of the Former Strouse Stockholders who hold ASI Preferred Stock agreed to delay the exercise of the remaining Put Rights and to modify certain other agreements entered into at the time of the Acquisition (the "1997 Modification"). Under the 1997 Modification, certain of the Former Strouse Stockholders surrendered to ASI 10,000 shares of ASI Preferred Stock in exchange for the cancellation of an aggregate of $100,000 owed by these Former Strouse Stockholders to the Company under loans extended in connection with the Acquisition (the "Acquisition Loans"). On January 1, 1998, the Company was obligated to, and did redeem 78,072 shares of ASI Preferred Stock which, when taken in conjunction with 1,928 shares redeemed in October 1997, resulted in the aggregate repurchase of 80,000 shares of ASI Preferred Stock, for $10.00 per share, or an aggregate of $800,000. See Recent Developments below. The Put Right for the remaining 80,499 shares of ASI Preferred Stock has been postponed such that the Put Right with respect to 40,249 shares will be exercisable on January 1, 1999 and the Put Right with respect to 40,250 shares will be exercisable on January 1, 2000.

         Under the 1997 Modification, the maturity dates on the Acquisition Loans were extended such that $104,000 of the outstanding balance will be due and payable on January 1, 1999 and the remaining $104,000 will be due and payable on January 1, 2000. Certain Former Strouse Stockholders also agreed to release $400,000 from the Strouse Escrow Account on January 1, 1998 to be used to fund the redemption of the ASI Preferred Stock required to be redeemed on that date and to the release of $200,000 and $100,000 on January 1, 1999 and January 1, 2000, respectively, to satisfy the Company's Put Right obligations. Further, in consideration for the Former Strouse Stockholders agreeing to postpone their Put Right, the number of shares of Aristotle Common Stock into which each share of ASI Preferred Stock may be exchanged has been increased from
1.282 to 1.667 shares. Finally, the holders of ASI Preferred Stock were released from their obligations under a pension escrow agreement.

         The Company anticipates that there will be sufficient financial resources to meet the Company's projected working capital and other cash requirements for the next twelve months. See Recent Developments below.

Recent Developments

         On January 1, 1998, the Company redeemed 78,072 shares of ASI Preferred Stock for $10.00 per share, or $781,000 and 78,072 shares of ARTL Preferred Stock for $.001 per share.

         On January 2, 1998, Aristotle Sub, Inc., a wholly owned subsidiary of Aristotle, was merged into Aristotle. The name of the surviving corporation remains "The Aristotle Corporation". As a result of the merger, the remaining 105,497 shares of Aristotle Preferred Stock have been repurchased by the Company for $.001 per share and the remaining 80,499 shares of ASI Preferred Stock have been converted to Aristotle Preferred Stock.

         On January 2, 1998, the Company and Geneve Corporation ("Geneve") consummated the transaction contemplated by the Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement"), which provided for the purchase of approximately 489,131 shares of the Company's Series E Convertible Preferred Stock, $.01 par value per share (the "Series E Preferred Stock"), representing approximately thirty percent (30%) of the issued and outstanding capital stock of Aristotle, for an aggregate purchase price of approximately $2,250,000, or a per share price of $4.60. As a result of the Series E Preferred Stock redemption features, unless and until converted, the Series E Preferred Stock will be reflected outside of stockholders' equity in the Company's Consolidated Balance Sheet. Contemporaneously with the closing of the Preferred Stock Purchase Agreement, Geneve purchased an additional 30,000 shares of common stock, for an aggregate purchase price of $135,000, or a per share price of $4.50.

Year 2000 Issue

         In 1997, the Company began, for all of its computer systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for early 1999. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Certain Factors That May Affect Future Results of Operations

         The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the Company's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, market responses to pricing actions, continued competitive factors and pricing pressures, changes in product mix, the timely acceptance of new products, inventory risks due to shifts in market demand, ability to achieve manufacturing and shipping quality and time targets, the dependence by the Company on key customers, manufacturing subcontractors, favorable resolution of tax claims and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 30, 1997, Aristotle held its annual meeting of its stockholders. The following matters were voted on at the annual meeting:

         1. The election of Robert L. Fiscus, Betsy Henley-Cohn and John C. Warfel to Aristotle's Board of Directors for three-year terms; and

         2. The approval of the Company's 1997 Employee and Director Stock Plan; and

         3. The ratification of the appointment of Arthur Andersen LLP, Independent Certified Public Accountants, as Aristotle's independent auditors for the fiscal year ending June 30, 1998.

         The following chart shows the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each matter voted on at the annual meeting:

                          The               The                The             The             The
                        Election          Election          Election       Approval of     Appointment
                           of                Of                of         the Company's     of Arthur
                       Mr. Fiscus     Ms. Henley-Cohn      Mr. Warfel    1997 Stock Plan   Andersen LLP
                       ----------     ---------------      ----------    ---------------   ------------
For                       880,598             883,078         882,485            525,320        885,771
Against                    24,476              21,996          22,589             83,220         17,397
Abstain                         0                   0               0              7,853          1,906
Broker Nonvotes                 0                   0               0            484,178              0

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits
              See Exhibit Index.

         (b)  Reports on Form 8-K:
              There were no reports on Form 8-K for the six months ended December 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE ARISTOTLE CORPORATION



                                     /s/ John J. Crawford
                                     --------------------
                                     John J. Crawford
                                     Its President, Chief Executive Officer
                                     and Chairman of the Board
                                     Date:  February 13, 1998


                                     /s/ Paul McDonald
                                     -----------------
                                     Paul McDonald
                                     Its Chief Financial Officer
                                     and Secretary
                                     (principal financial and chief
                                     accounting officer)
                                     Date: February 13, 1998

                                  EXHIBIT INDEX

Exhibit                             Description
-------                             -----------

27.1                                Financial Data Schedule