Form 10-K/A
period 1997-06-30
ARISTOTLE CORP
filed 1998-04-03
CIK 790071

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-14669

                           THE ARISTOTLE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                              06-1165854
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)


                                                          06511
 78 OLIVE STREET, NEW HAVEN, CONNECTICUT               (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                             Yes [X]        No [_]

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


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           THE ARISTOTLE CORPORATION

                               TABLE OF CONTENTS

Selected Consolidated Financial Data........................................   3
Management's Discussion and Analysis........................................   4
Consolidated Financial Statements...........................................  10

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

                             FISCAL
                              YEAR       SIX-MONTHS ENDED
                             ENDED           JUNE 30,
                          DECEMBER 31,      (UNAUDITED)                FISCAL YEARS ENDED JUNE 30,
                          ------------ ----------------------  ----------------------------------------------
                            1992(1)       1992      1993(2)       1994        1995        1996        1997
                          ------------ ----------  ----------  ----------  ----------  ----------  ----------
CONSOLIDATED STATEMENTS OF OPERATIONS
 DATA:
Net sales...............   $      --   $      --   $      --   $    5,538  $   21,701  $   24,062  $   21,847
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
Costs and expenses:
 Costs of goods sold....          --          --          --        3,859      16,447      18,393      15,826
 Operating expenses.....        1,484         444         651       1,977       5,481       5,043       5,245
 Reserve for subsidiary
  litigation............       (1,510)        --          --          --          --          --          --
 Other income
  (expense).............        1,292       1,096         174         159        (435)       (553)       (544)
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Income (loss) from
  continuing operations
  before income taxes
  and minority
  interest..............        1,318         652        (477)       (139)       (662)         73         232
 Income tax expense
  (benefit)(3)..........       (1,481)     (1,609)      4,287         (20)         25      (1,626)         32
 Minority interest......          --          --          --          (60)       (211)       (231)       (187)
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Income (loss) from
  continuing
  operations............        2,799       2,261      (4,764)       (179)       (898)      1,468          13
 Loss from discontinued
  operations............      (59,727)    (34,278)        --          --          --          --          --
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net income (loss)......   $  (56,928) $  (32,017) $   (4,764) $     (179) $     (898) $    1,468  $       13
                           ==========  ==========  ==========  ==========  ==========  ==========  ==========
 NET EARNINGS (LOSS) PER
  SHARE:
 Continuing operations..   $     2.55  $     2.06  $    (4.35) $    (0.16) $    (0.81) $     1.30  $     0.01
 Discontinued
  operations............       (54.51)     (31.28)        --          --          --          --          --
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net earnings (loss) per
  primary share.........   $   (51.96) $   (29.22) $    (4.35) $    (0.16) $    (0.81) $     1.30  $     0.01
                           ==========  ==========  ==========  ==========  ==========  ==========  ==========
 Weighted average shares
  outstanding(4)........    1,095,643   1,095,652   1,096,017   1,087,039   1,113,250   1,130,727   1,134,126
CONSOLIDATED BALANCE
 SHEET DATA:
Total assets............       11,371      37,618      10,454      23,162      26,820      23,795      20,381
Stockholders' equity....       10,897      35,810       6,159       5,805       4,996       6,530       6,511
Long-term debt..........          --          --          --          251      10,274       2,097       1,670

--------
(1) In October 1992, the Federal Deposit Insurance Corporation (the "FDIC") was appointed receiver for Aristotle's former subsidiary, First Constitution Bank (the "Bank"). Substantially all the Bank's operations have been shown as discontinued. The Company's accountants for the fiscal year ended December 31, 1992, KPMG Peat Marwick, declined to express an opinion as to the financial statements for fiscal 1992 because of uncertainties with respect to the certain stockholder litigation and the Federal Deposit Insurance Corporation claims. The Company has settled these disputes. See "Item 3. Legal Proceedings."
(2) Effective June 30, 1993, Aristotle changed its fiscal year end from December 31 to June 30.
(3) Income tax expense for the six-months ended June 30, 1993 includes a reserve of $4,300 for a potential tax claim by the FDIC. Income tax benefit for the year ended June 30, 1996 reflects a $1,650 benefit related to the settlement of the Federal Deposit Insurance Corporation's claims. See "Item 3. Legal Proceedings."
(4) The number of shares outstanding has been adjusted to reflect the one for ten reverse stock split that was effective on May 11, 1994.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

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

  The Company's gross profit for the year ended June 30, 1997 increased to $6,021,000 from $5,669,000 for the prior year, and the gross margin percentage increased to 27.6% from 23.6%. The increase in gross profit and gross margin percentage was principally a result of lower per unit costs resulting from increases in production levels primarily relating to the implementation of new product lines, the stabilization of raw material costs, lower production costs resulting from a reduction in production rates charged by the Company's Dominican subcontractor and a consolidation of Strouse's production to locations with lower costs. Raw material components, consisting primarily of wide fabrics, lace, elastic and accessories, represent approximately 44% of the Company's total product costs. Costs of raw materials decreased 0.2% in fiscal 1997, increased 1.8% in fiscal 1996 and decreased 1.4% in fiscal 1995. Although there can be no assurance, the Company does not believe that there is any evidence indicating that the recent stabilization of raw material costs may prove to be only temporary.

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

  During fiscal 1997 and 1996, certain Former Strouse Stockholders, including certain executive officers of the Company, exercised their Put Right and received aggregate consideration of $530,000 and $207,000 in exchange for 52,989 and 20,715 shares of ASI Preferred Stock, respectively. Included in the 1997 aggregate consideration was the assignment of 4,617 shares of ASI Preferred Stock by a former executive officer in satisfaction of $46,165 of principal payment due to Aristotle on April 11, 1997 in connection with the Acquisition. In addition, in October 1996, pursuant to terms of an employment agreement between a former executive officer of Strouse and the Company, upon the voluntary termination of such officer's employment, the former executive officer was obligated to sell to the Company for nominal consideration 1,178 shares of ASI Preferred Stock. In connection with the Acquisition, a former executive officer borrowed $92,330 from Aristotle. This employee note receivable was secured by a pledge agreement between the former executive and Aristotle. The loan provided that $46,165 in principal was due to Aristotle on April 11, 1997. The principal payment was satisfied by the assignment of 4,617 shares of ASI Preferred Stock. Accordingly, at June 30,1997 there are 170,499 shares of ASI Preferred Stock outstanding.

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

  On May 23, 1996, plaintiffs, Aristotle and individual defendants entered into a Stipulation and Agreement of Settlement pursuant to which certain stockholders litigation would be settled for $2,300,000, which, following the payment of attorneys' fees and costs, would be distributed to class members who timely submitted valid proofs of claim. Aristotle's directors and officers liability insurance carrier has funded the entire settlement amount. By order and judgment dated August 2, 1996, the court approved the settlement and dismissed the stockholder litigation with prejudice.

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

INCOME TAXES

  At June 30, 1997, the Company had federal and state tax carryforwards as follows:

     Federal net operating loss..................................... $6,400,000
     State net operating loss....................................... $6,300,000

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

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                           1997       1996
                                                         ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $     139  $      99
  Marketable securities held in escrow, at market
   value................................................       900      6,253
  Accounts receivable, net of reserves of $172 and
   $242.................................................     3,519      2,834
  Current maturities of employee notes receivable.......       100        --
  Inventories...........................................    10,945      9,478
  Other current assets..................................       146        359
                                                         ---------  ---------
    Total current assets................................    15,749     19,023
                                                         ---------  ---------
Property and equipment, net.............................     1,475      1,684
                                                         ---------  ---------
Other assets:
  Marketable securities held in escrow, at market
   value................................................       300        --
  Employee notes receivable, less current maturities....       208        354
  Goodwill, net of amortization of $162 and $101........     1,784      1,845
  Deferred tax asset....................................       630        630
  Other noncurrent assets...............................       235        259
                                                         ---------  ---------
                                                             3,157      3,088
                                                         ---------  ---------
                                                         $  20,381  $  23,795
                                                         =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term
   debt................................................. $   6,488  $   6,055
  Current maturities of minority interest in
   subsidiary's preferred stock.........................       900        --
  FDIC tax refund claim payable.........................       --       3,760
  Accounts payable......................................     2,663      1,372
  Accrued expenses......................................       517        919
  Deferred tax liability................................       630        630
                                                         ---------  ---------
    Total current liabilities...........................    11,198     12,736
  Long-term debt, less current maturities...............     1,670      2,097
                                                         ---------  ---------
    Total liabilities...................................    12,868     14,833
                                                         ---------  ---------
Minority interest in subsidiary's preferred stock, less
 current maturities.....................................       805      2,247
                                                         ---------  ---------
Minority interest in subsidiary's common stock..........       194        182
                                                         ---------  ---------
Commitments and contingencies
Voting redeemable preferred stock, $.01 par value,
 3,000,000 shares authorized; 75,678 and 101,976 shares
 of Series A for 1997 and 1996, respectively, 34,065 and
 61,345 shares of Series B, for 1997 and 1996,
 respectively, 60,756 and 61,345 shares of Series C for
 1997 and 1996, respectively, and 24,998 shares of
 Series D issued and outstanding........................         3          3
                                                         ---------  ---------
Stockholders' equity:
  Common stock, $.01 par value, 3,000,000 shares
   authorized, 1,105,801 shares issued..................        11         11
  Additional paid-in capital............................   159,762    159,762
  Retained earnings (deficit)...........................  (153,232)  (153,245)
  Treasury stock, at cost, 7,287 shares in 1997 and
   1,287 shares in 1996.................................       (30)        (8)
  Net unrealized investment gains.......................       --          10
                                                         ---------  ---------
    Total stockholders' equity..........................     6,511      6,530
                                                         ---------  ---------
                                                         $  20,381  $  23,795
                                                         =========  =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      1997     1996     1995
                                                     -------  -------  -------
Net sales........................................... $21,847  $24,062  $21,701
Cost of goods sold..................................  15,826   18,393   16,447
                                                     -------  -------  -------
    Gross profit....................................   6,021    5,669    5,254
Operating expenses:
  Selling...........................................   2,830    2,660    2,826
  General and administrative........................   1,831    1,860    1,951
  Product development...............................     584      523      485
  Restructuring charges.............................     --       --       219
                                                     -------  -------  -------
    Operating income (loss).........................     776      626     (227)
                                                     -------  -------  -------
Other income (expense):
  Investment and interest income....................     146      312      321
  Interest expense..................................    (690)    (865)    (756)
                                                     -------  -------  -------
                                                        (544)    (553)    (435)
                                                     -------  -------  -------
    Income (loss) before income taxes and minority
     interest.......................................     232       73     (662)
Income tax (expense) benefit........................     (32)   1,626      (25)
                                                     -------  -------  -------
    Income (loss) before minority interest..........     200    1,699     (687)
Minority interest...................................    (187)    (231)    (211)
                                                     -------  -------  -------
    Net income (loss)............................... $    13  $ 1,468  $  (898)
                                                     =======  =======  =======
Net income (loss) per share:
  Primary........................................... $   .01  $  1.30  $  (.81)
                                                     =======  =======  =======
  Fully-diluted..................................... $   --   $  1.17  $   --
                                                     =======  =======  =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                   NET
                                                                UNREALIZED
                                 ADDITIONAL RETAINED            INVESTMENT
                          COMMON  PAID-IN   EARNINGS   TREASURY   GAINS
                          STOCK   CAPITAL   (DEFICIT)   STOCK    (LOSSES)  TOTAL
                          ------ ---------- ---------  -------- ---------- ------
Balance, July 1, 1994...   $11    $159,816  $(153,815)  $(143)    $ (64)   $5,805
Net loss................   --          --        (898)    --        --       (898)
Purchase of treasury
 stock..................   --          --         --      (11)      --        (11)
Issuance of treasury
 stock to directors.....   --           27        --        3       --         30
Net unrealized invest-
 ment gain..............   --          --         --      --         70        70
                           ---    --------  ---------   -----     -----    ------
Balance, June 30, 1995..    11     159,843   (154,713)   (151)        6     4,996
Net income..............   --          --       1,468     --        --      1,468
Issuance of treasury
 stock to directors.....   --          (81)       --      143       --         62
Net unrealized invest-
 ment gain..............   --          --         --      --          4         4
                           ---    --------  ---------   -----     -----    ------
Balance, June 30, 1996..    11     159,762   (153,245)     (8)       10     6,530
Net income..............   --          --          13     --        --         13
Net unrealized invest-
 ment loss..............   --          --         --      --        (10)      (10)
Purchase of treasury
 stock..................   --          --         --      (22)      --        (22)
                           ---    --------  ---------   -----     -----    ------
Balance, June 30, 1997..   $11    $159,762  $(153,232)  $ (30)    $ --     $6,511
                           ===    ========  =========   =====     =====    ======


                  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                       1997     1996     1995
                                                      -------  -------  -------
Cash flows from operating activities:
  Net income (loss).................................. $    13  $ 1,468  $  (898)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Gain on settlement of FDIC claim.................     --    (2,000)     --
    Depreciation and amortization....................     528      461      355
    Issuance of treasury stock for services..........     --        62       30
    Changes in assets and liabilities:
      Accounts receivable............................    (685)   1,664     (934)
      Inventories....................................  (1,467)   2,304   (1,711)
      Other assets...................................     263      552      200
      Proceeds from tax carryback claim..............     --     1,778      --
      Accounts payable...............................   1,291     (995)     464
      Accrued expenses...............................    (402)    (385)     214
                                                      -------  -------  -------
        Net cash provided by (used in) operating
         activities..................................    (459)   4,909   (2,280)
                                                      -------  -------  -------
Cash flows from investing activities:
  Purchase of marketable securities held in escrow...    (707)  (1,778)      26
  Sale of marketable securities......................   5,760      207      --
  Settlement of FDIC claim...........................  (3,760)     --       --
  Repurchase of ASI Preferred Stock..................    (530)    (207)     --
  Purchase of property and equipment.................    (260)    (565)    (640)
  Purchase of subsidiary.............................     --       --      (184)
  Minority interest..................................      12       15       29
                                                      -------  -------  -------
        Net cash provided by (used in) investing
         activities..................................     515   (2,328)    (769)
                                                      -------  -------  -------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit.....     799   (2,412)     996
  Borrowings under term notes........................     --       --     2,500
  Proceeds from issuance of debt.....................     --       140      --
  Principal debt payments............................    (793)    (398)    (260)
  Purchase of treasury stock.........................     (22)     --       (11)
                                                      -------  -------  -------
        Net cash provided by (used in) financing
         activities..................................     (16)  (2,670)   3,225
                                                      -------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      40      (89)     176
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......      99      188       12
                                                      -------  -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD............. $   139  $    99  $   188
                                                      =======  =======  =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest......................................... $   637  $   876  $   690
                                                      =======  =======  =======
    Income taxes..................................... $    44  $    31  $  (216)
                                                      =======  =======  =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS:

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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996

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

  In September 1997, the Company and the Strouse Stockholders entered into an amendment to delay the exercise of the remaining Put Rights and to modify certain other agreements entered into at the time of the Acquisition. In accordance with the terms of the amendment, during fiscal 1998 the Strouse Stockholders will surrender to ASI 10,000 shares of ASI Preferred Stock, which has an aggregate redemption value of $100,000, in exchange for the cancellation of $100,000 of loans owed to the Company by the Strouse Stockholders (see below). The Put Rights for the remaining 160,499 shares of ASI Preferred Stock were also amended whereby 80,000 shares will be redeemed on January 1, 1998 and 40,249 and 40,250 shares will be redeemable on January 1, 1999 and January 1, 2000, respectively. In consideration for the Strouse Stockholders agreeing to postpone their Put Rights, the number of shares of Aristotle Common Stock into which each share of ASI Preferred Stock may be exchanged was increased from 1.282 to 1.667 shares. In addition, the amendment provides that the Company may release from escrow (see Note 3) $400,000, $200,000 and $100,000 on each of January 1, 1998, January 1, 1999 and January 1, 2000, respectively, to be used to satisfy the Put Rights.

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

  The Acquisition Agreements provided for loans from the Company at 8.9% interest to the Strouse Stockholders aggregating $707,000, of which $308,000 and $354,000 were outstanding at June 30, 1997 and 1996, respectively. In connection with the Acquisition, a former executive officer borrowed $92,000 from Aristotle, with such note receivable secured by a pledge agreement between the former executive officer and Aristotle. The loan provided that $46,000 in principal was due to Aristotle in April 1997. This April 1997 obligation was satisfied by the executive officer by assignment of 4,617 shares of ASI Preferred Stock to Aristotle which had an aggregate redemption value of $46,170 (see above). In connection with the September 1997

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996

amendment to the ASI Preferred Stock (see above), the Company and the Strouse Stockholders amended the loans whereby $100,000 will be satisfied by the fiscal 1998 assignment of 10,000 shares of ASI Preferred Stock (see above) and $104,000 will mature on each of January 1, 1999 and January 1, 2000.

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

 Principles of consolidation--

  The consolidated financial statements include the accounts of Aristotle and its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and cash equivalents--

  Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

 Inventories--

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

  At June 30, 1997 and 1996, inventories consisted of the following (in thousands):

                                                                   1997    1996
                                                                  ------- ------
   Raw materials................................................. $ 2,123 $2,173
   Work-in-process...............................................   2,652  2,346
   Finished goods................................................   5,216  4,159
                                                                  ------- ------
                                                                    9,991  8,678
   LIFO reserve..................................................     954    800
                                                                  ------- ------
                                                                  $10,945 $9,478
                                                                  ======= ======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996

  During fiscal 1996, the Company liquidated certain LIFO inventories that were carried at higher costs than those prevailing in the current year. The effect of this liquidation was to decrease operating profit by approximately $407,000.

 Property and equipment--

  Property and equipment are recorded at cost and are depreciated or amortized, using the straight-line method, over their estimated useful lives of five to ten years.

  At June 30, 1997 and 1996, property and equipment consisted of the following (in thousands):

                                                                 1997     1996
                                                                -------  ------
   Machinery and equipment..................................... $ 1,782  $1,536
   Furniture and fixtures......................................      21      18
   Leasehold improvements......................................     280     269
   Equipment under capital lease...............................     600     600
                                                                -------  ------
                                                                  2,683   2,423
   Less accumulated depreciation and amortization..............  (1,208)   (739)
                                                                -------  ------
                                                                $ 1,475  $1,684
                                                                =======  ======

  Expenditures for repairs and maintenance are charged against income as incurred. Renewals and betterments are capitalized.

 Goodwill--

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

 Income (loss) per share--

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

 Revenue recognition--

  The Company recognizes revenue as the product is shipped to its customers.

 Co-op advertising--

  The Company grants customers a co-op advertising credit relating to qualified advertising and promotional costs incurred by the customer in promoting the Company's products. These credits are recognized in the Company's consolidated financial statements as the advertising costs are incurred.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996


 Principal supplier--

  In 1997, 1996 and 1995, approximately 98%, 95% and 85%, respectively, of the Company's products were manufactured and sewn in the Caribbean, with approximately 72%, 68% and 60%, respectively, of the Company's products assembled in Santo Domingo, Dominican Republic.

 Restructuring charges--

  In 1995, the Company recognized a $219,000 restructuring charge related to curtailing certain manufacturing operations at the New Haven facility and the termination of employees.

 Concentration of sales and credit risk--

  Net sales to three customers accounted for approximately 15%, 15% and 10% of total net sales in 1997, three customers accounted for approximately 17%, 13% and 12% of total net sales in 1996 and two customers accounted for approximately 14% and 11% of total net sales in 1995.

  Substantially all of the Company's accounts receivable reflected in the accompanying consolidated balance sheets are from a diverse group of retailers. At June 30, 1997 and 1996, two customers accounted for approximately 17% and 14% of accounts receivable and one customer accounted for approximately 19% of accounts receivable, respectively.

 Investments in debt and equity securities--

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

 Long-lived assets--

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

 Disclosures about fair value of financial instruments--

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash, accounts receivable, marketable securities, employee notes receivable, payables, accrued expenses and FDIC tax refund claim--

    For these short-term account balances, the carrying amount is a reasonable estimate of fair value.

  Notes payable and long-term debt--

    The carrying amount is a reasonable estimate of fair value as the debt is frequently repriced and there has been no significant change in credit risks and interest rates since the financing was obtained or repriced.

 Use of estimates--

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Recently issued accounting standards--

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

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996


  Investment securities available for sale relating to the above escrow arrangements are summarized as follows (dollars in thousands):

                                                 JUNE 30, 1997
                                              --------------------
                                              AMORTIZED UNREALIZED GROSS MARKET
                                                COST      GAINS       VALUE
                                              --------- ---------- ------------
   Company obligations:
     U.S. Treasuries maturing in less than 1
      year..................................   $  150     $ --        $  150
     Cash equivalents and interest receiv-
      able..................................    1,050       --         1,050
                                               ------     -----       ------
       Total................................   $1,200     $ --        $1,200
                                               ======     =====       ======
                                                 JUNE 30, 1996
                                              --------------------
                                              AMORTIZED UNREALIZED GROSS MARKET
                                                COST      GAINS       VALUE
                                              --------- ---------- ------------
   Company obligations:
     U.S. Treasuries maturing in 1 to 5
      years.................................   $  171     $ --        $  171
     Corporate debt maturing in 1 to 5
      years.................................      156       --           156
     Cash equivalents and interest receiv-
      able..................................      166       --           166
                                               ------     -----       ------
                                                  493       --           493
                                               ------     -----       ------
   FDIC Escrow Accounts re: tax claim:
     U.S. Treasuries maturing in 1 to 5
      years.................................    1,793         5        1,798
     Corporate debt maturing in 1 to 5
      years.................................    1,885         5        1,890
     U.S. Treasury securities maturing 1 to
      5 years...............................    1,778       --         1,778
     Cash equivalents and interest receiv-
      able..................................      294       --           294
                                               ------     -----       ------
                                                5,750        10        5,760
                                               ------     -----       ------
       Total................................   $6,243     $  10       $6,253
                                               ======     =====       ======
                                                 JUNE 30, 1995
                                              --------------------
                                              AMORTIZED UNREALIZED GROSS MARKET
                                                COST      GAINS       VALUE
                                              --------- ---------- ------------
   Company obligations:
     U.S. Treasuries maturing in 1 to 5
      years.................................   $  171     $ --        $  171
     Corporate debt maturing in 1 to 5
      years.................................      157       --           157
     Cash equivalents and interest receiv-
      able..................................      372       --           372
                                               ------     -----       ------
                                                  700       --           700
                                               ------     -----       ------
   FDIC Escrow Accounts re: tax claim:
     U.S. Treasuries maturing in 1 to 5
      years.................................    1,804         6        1,810
     Corporate debt maturing in 1 to 5
      years.................................    2,029       --         2,029
     Cash equivalents and interest receiv-
      able..................................      143       --           143
                                               ------     -----       ------
                                                3,976         6        3,982
                                               ------     -----       ------
       Total................................   $4,676     $   6       $4,682
                                               ======     =====       ======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996


4. NOTES PAYABLE AND LONG-TERM DEBT:

  Notes payable and long-term debt at June 30, 1997 and 1996, consisted of the following (in thousands):

                                                                1997     1996
                                                               -------  -------
   Borrowings under bank line of credit....................... $ 6,075  $ 5,613
   Term notes payable to bank.................................   1,867    2,000
   Aristotle bank line of credit..............................      75      --
   Capital lease obligation...................................     141      374
   Other......................................................     --       165
                                                               -------  -------
     Total....................................................   8,158    8,152
   Less current maturities....................................  (6,488)  (6,055)
                                                               -------  -------
                                                               $ 1,670  $ 2,097
                                                               =======  =======

 Line of credit and term notes--

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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996


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

 Aristotle bank line of credit--

  During 1997, Aristotle entered into a $300,000 line of credit agreement that bears interest at prime and which has an August 31, 1998 maturity. At June 30, 1997, $75,000 was outstanding under this agreement. The line of credit is secured by the collateral assignment of a demand promissory note executed by Strouse.

 Capital lease obligation--

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

  Aggregate maturities of all long-term debt and notes payable for each of the succeeding five years subsequent to June 30, 1997 and thereafter are as follows (in thousands):

            YEAR ENDING
            JUNE 30,                                 AMOUNT
            -----------                              ------
            1998.................................... $6,488
            1999....................................  1,670
                                                     ------
                Total............................... $8,158
                                                     ======

5. COMMITMENTS AND CONTINGENCIES:

 Lease commitments--

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

  At June 30, 1997, approximate future minimum payments including current escalations for operating expenses under these operating leases are as follows (in thousands):

            YEAR ENDING
             JUNE 30,                                AMOUNT
            -----------                              ------
            1998....................................  $452
            1999....................................   433
            2000....................................   384
            2001....................................   332
            2002 and thereafter.....................   528

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996


 Guarantee--

  Strouse has guaranteed annuity payments to the participants of a terminated Company pension plan. The payments are currently being satisfied under an annuity contract with an insurance company.

 Contingencies--

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

 Other commitments--

  In April 1994, the Company entered into five-year employment agreements (the "Employment Agreements") with three officers. In addition to providing for base salaries, the Employment Agreements provide for (a) 6% annual increases if certain levels of EBIT are achieved, and (b) an annual cash bonus and the annual

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996

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

6. STOCKHOLDERS' EQUITY:

  The Company had the following common, treasury and preferred stock issued and outstanding at June 30, 1997, 1996 and 1995:

                                                           ARISTOTLE
                                                           REDEEMABLE
                                                  COMMON   PREFERRED  TREASURY
                                                   STOCK     STOCK     STOCK
                                                 --------- ---------- --------
   Outstanding, June 30, 1994................... 1,105,801  270,379    21,610
   Issuance of treasury stock to directors......       --       --     (5,417)
   Redemption of fractional shares..............       --       --      1,168
                                                 ---------  -------   -------
   Outstanding, June 30, 1995................... 1,105,801  270,379    17,361
   Issuance of treasury stock to directors......       --       --    (16,074)
   Exercise of Put Right (Note 1)...............       --   (20,715)      --
                                                 ---------  -------   -------
   Outstanding, June 30, 1996................... 1,105,801  249,664     1,287
   Purchases of treasury stock..................       --       --      6,000
   Exercise of Put Right (Note 1)...............       --   (52,989)      --
   Forfeiture of Put Right (Note 1).............       --    (1,178)      --
                                                 ---------  -------   -------
   Outstanding, June 30, 1997................... 1,105,801  195,497     7,287
                                                 =========  =======   =======

  Aristotle common shares reserved for future issuance consist of the following:

                                                                 1997    1996
                                                                ------- -------
   Conversion of ASI Preferred Stock..........................  218,588 288,022
   Conversion of ASI Common Stock (Note 1)....................   33,424  33,424
   Exercise of ASI Options (Note 1)...........................   35,208  35,208
   Exercise of stock options granted under the Plan (Note 8)..   43,935  44,435
   Exercise of stock options granted outside of the Plan (Note
    8)........................................................   20,000  20,000
                                                                ------- -------
       Total..................................................  351,155 421,089
                                                                ======= =======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996


7. INCOME TAXES:

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

  At June 30, 1997 and 1996, the principal components of deferred tax assets, liabilities and the valuation allowance are as follows (in thousands):

                                                               1997
                                                     -------------------------
                                                                    LONG-TERM
                                                     CURRENT ASSET    ASSET
                                                      (LIABILITY)  (LIABILITY)
                                                     ------------- -----------
   Federal net operating loss carryforwards.........     $ --        $ 2,200
   State of Connecticut net operating loss
    carryforwards...................................       --            666
   Inventory purchase accounting basis difference...      (754)          --
   Other............................................       218           (87)
                                                         -----       -------
                                                          (536)        2,779
   Valuation allowance..............................       (94)       (2,149)
                                                         -----       -------
                                                         $(630)      $   630
                                                         =====       =======
                                                               1996
                                                     -------------------------
                                                                    LONG-TERM
                                                     CURRENT ASSET    ASSET
                                                      (LIABILITY)  (LIABILITY)
                                                     ------------- -----------
   Federal net operating loss carryforwards.........     $ --        $   736
   State of Connecticut net operating loss
    carryforwards...................................       --            306
   Inventory purchase accounting basis difference...      (675)          --
   Other............................................       215           (63)
                                                         -----       -------
                                                          (460)          979
   Valuation allowance..............................      (170)         (349)
                                                         -----       -------
                                                         $(630)      $   630
                                                         =====       =======

  A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset, including the lack of profitability to date and the variability of operating results.

  (Charges) benefits for income taxes are comprised of the following for the years ended June 30, 1997, 1996 and 1995:

                                                        1997     1996     1995
                                                       ------- --------  -------
                                                       (DOLLARS IN THOUSANDS)
   Current:
     Federal.......................................... $  --   $  1,650  $  --
     State............................................    (32)      (24)    (25)
                                                       ------  --------  ------
                                                       $  (32) $  1,626  $  (25)
                                                       ======  ========  ======

  The 1996 federal tax benefit relates to the settlement of the FDIC tax refund complaint (See Note 5). The state tax provisions relate principally to minimum state and franchise taxes.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996


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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                            JUNE 30, 1997 AND 1996

The granting of such stock options (SAR's) entitle the holder to surrender an option and receive cash equal to the increase in the fair market value of the common stock from the date of grant to the date of exercise.

  The activity for the Plan for each of the following periods is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                               NUMBER   EXERCISE
                                                              OF SHARES  PRICE
                                                              --------- --------
   Options outstanding, July 1, 1994.........................   60,537  $ 44.48
   Options granted...........................................    4,500     5.45
   Options cancelled or expired..............................  (10,000)   12.50
                                                               -------  -------
   Options outstanding, June 30, 1995........................   55,037    47.10
   Options cancelled or expired..............................  (10,602)  129.55
                                                               -------  -------
   Options outstanding, June 30, 1996........................   44,435  $ 27.42
   Options cancelled or expired..............................     (500)    5.45
                                                               -------  -------
   Options outstanding, June 30, 1997........................   43,935  $ 27.67
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

                                          Arthur Andersen LLP

Hartford, Connecticut
September 23, 1997

                        FORM 10-K CROSS REFERENCE INDEX

 PART I
    Item 1.  Business....................................................    30
    Item 2.  Properties..................................................    33
    Item 3.  Legal Proceedings...........................................    33
    Item 4.  Submission of Matters to a Vote of Security Holders.........    34
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    35
    Item 6.  Selected Financial Data.....................................    33
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    35
    Item 8.  Financial Statements and Supplementary Data.................    35
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    35
 PART III
    Item 10. Directors and Executive Officers of the Registrant..........    36
    Item 11. Executive Compensation......................................    36
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management..................................................    36
    Item 13. Certain Relationships and Related Transactions..............    36
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    37

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

  The Company uses various synthetic fibers and natural materials, such as cotton, in the manufacture of its products. These raw materials are generally available from multiple sources; the Company purchases the majority of its raw materials from sources within the United States. In the event that a supplier would no longer be able to supply certain raw materials to the Company, the Company would have access to substitute raw materials. However, there can be no assurance that the Company would have immediate access to these substitute raw materials on a timely basis. Any delays in obtaining raw materials could cause the Company to experience delays in production.

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

ITEM 2. PROPERTIES

  The Company's principal facility is located in New Haven, Connecticut (the "New Haven Facility"). Such facility is leased from New England Resources Limited Partnership ("NERLP"), consists of approximately 117,500 square feet which provides for annual rent of approximately $3.76 per square foot, and houses Strouse's general administrative offices. In addition, the New Haven Facility is used for manufacturing, packaging, storage, quality control, receiving and distribution. Effective September 1, 1997, the lease for the New Haven Facility was amended. Under the terms of the new lease, an additional 5,500 square feet was added for a total of 123,000 square feet without any additional increase in the aggregate annual net rent payable. The term of the lease was extended an additional three years and will expire on December 31, 2002. The new lease provides for the annual net rent payable in calendar years 1998 and 1999 to be reduced by $90,000 in the aggregate ($3,000 per month in calendar year 1998 and $4,500 per month in calendar year 1999) and the net rent payable in the year 2000 to be reduced to $2.76 per square foot. Each subsequent year the net rent shall be increased annually by the lesser of 5% or the increase in the CPI for the prior twelve-month period. In addition, NERLP may not exercise its right to terminate the lease prior to December 31, 1999 and must give Strouse two years notice. NERLP is affiliated with David S. Howell, a former director of the Company and the former Chairman and Chief Executive Officer of Strouse, and Ann-Marie Howell, a former Vice President and the former Secretary of Strouse.

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

                                                                 MARKET PRICE
                                                                 -------------
                                                                  HIGH   LOW
                                                                 ------ ------
   FISCAL YEAR ENDED JUNE 30, 1997:
   June 30...................................................... 4      2
   March 31..................................................... 3 1/8  1 7/8
   December 31.................................................. 4 3/8  2 1/8
   September 30................................................. 4 3/4  3
   FISCAL YEAR ENDED JUNE 30, 1996:
   June 30...................................................... 4 1/4  2 1/8
   March 31..................................................... 6      2 1/8
   December 31.................................................. 5 1/4  2
   September 30................................................. 5      2 3/4

  The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "ARTL." As of September 8, 1997, there were approximately 4,000 stockholders of record and 2,500 additional beneficial stockholders (stockholders holding Common Stock in brokerage accounts). Pursuant to the Acquisition Agreement, the Company may not pay any dividends with respect to its Common Stock. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 1 of the Notes to Consolidated Financial Statements.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1997, Aristotle and the holders of the ASI Preferred Stock agreed to delay the exercise of the remaining Put Right and to modify certain other agreements entered into at the time of the Acquisition. Under this proposal, Former Strouse Stockholders Alfred Kniberg, Paul McDonald and Joyce Baran will surrender to ASI 5,706 shares, 3,531 shares and 763 shares, respectively, of ASI Preferred Stock in exchange for the cancellation of $57,060, $35,310 and $7,630 owned by Messrs. Kniberg and McDonald and Ms. Baran under their respective loans (the "Acquisition Loans"). On January 1, 1998, the Company will redeem 80,000 shares of ASI Preferred Stock for $10.00 per share. The Put Right for the remaining 80,499 shares of ASI Preferred Stock, including 13,617 shares owned by Mr. Kniberg, 5,702 shares owned by Mr. McDonald and 1,724 shares owned by Ms. Baran, has been postponed such that the Put Right with respect to 40,249 shares, including 6,809 shares owned by Mr. Kniberg, 2,851 shares owned by Mr. McDonald and 862 shares owned by Ms. Baran, will vest on January 1, 1999 and the Put Right with respect to 40,250 shares, including 6,808 shares owned by Mr. Kniberg, 2,851 shares owned by Mr. McDonald and 862 shares owned by Ms. Baran, will vest on January 1, 2000.

  As part of this proposal, the maturity dates on the remaining Acquisition Loans, after consideration of the cancellation of certain Acquisition Loans in connection with the surrender of ASI Shares (see above), will be extended such that one-half of the remaining balance ($92,119 remaining balance for Mr. Kniberg, $57,020 remaining balance for Mr. McDonald and $12,338 remaining balance for Ms. Baran) will be due and payable on January 1, 1999, and the remaining one-half will be due and payable on January 1, 2000. In addition, the holders of ASI Preferred Stock have agreed to the release of $400,000 from the Strouse Escrow Account on January 1, 1998 to be used to redeem ASI Preferred Stock on that date, and the release of $200,000 and $100,000 as of January 1, 1999 and January 1, 2000, respectively to satisfy the Company's Put Right obligations. In addition, in consideration for the holders of ASI Preferred Stock agreeing to postpone their Put Right, the number of shares of Aristotle Common Stock into which each share of ASI Preferred Stock may be exchanged will be increased from 1.282 to 1.667 shares. Finally, the holders of ASI Preferred Stock will be released from their obligations under a pension escrow agreement.

  Aristotle has obtained the required vote of the ASI shareholders to approve the charter amendment postponing the Put Right, and has reached an agreement as to the other terms of the proposal with the holders of the ASI Preferred Stock, subject to negotiation and execution of definitive documents.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following are filed as part of this report:

  (1)Financial Statements:

     Consolidated Balance Sheets............................................   9
     Consolidated Statements of Operations..................................  10
     Consolidated Statements of Changes in Stockholders' Equity.............  11
     Consolidated Statements of Cash Flows..................................  12
     Notes to Consolidated Financial Statements.............................  13
     Report of Independent Public Accountants...............................  30

  (2)Financial Statement Schedules:
     Report of Independent Public Accountants on Schedules.................. S-1
     Schedule I--Condensed Financial Information of the Registrant.......... S-2
     Schedule II--Valuation and Qualifying Accounts......................... S-5

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  (3)Exhibits:

    Exhibit 2.1--Capital Contribution Agreement dated as of November 19, 1993 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and the Stockholders of Strouse. Incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation's Current Report on Form 8-K dated April 14, 1994, as amended (the "1994 Current Report").

    Exhibit 3.1--Restated Certificate of Incorporation of The Aristotle Corporation. Incorporated herein by reference to Exhibit 3.1 of The Aristotle Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

    Exhibit 3.2--Certificate of Designation, Preferences and Right of Series A, B, C and D Preferred Stock of The Aristotle Corporation. Incorporated herein by reference to Exhibit 4.3 of the 1994 Current Report.

    Exhibit 3.3--Amended and Restated Bylaws. Incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation's Annual Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

    Exhibit 4.1--Restated Certificate of Incorporation of The Aristotle Corporation., See Exhibit 3.1 hereof.

    Exhibit 4.2--Certificate of Designation, Preferences and Right of Series A, B, C and D Preferred Stock of The Aristotle Corporation. See
    Exhibit 3.2 hereof.

    Exhibit 4.3--Amended and Restated Certificate of Incorporation of Aristotle Sub, Inc. Incorporated herein by reference to Exhibit 4.1 of The Aristotle Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

    Exhibit 4.5--Form of Stock Purchase Warrant Series A of The Aristotle Corporation dated as of April 11, 1994. Incorporated herein by reference to Exhibit 2.10 of the 1994 Current Report.

    Exhibit 4.6--Form of Stock Purchase Warrant Series B of The Aristotle Corporation dated as of April 11, 1994. Incorporated herein by reference to Exhibit 2.11 of the 1994 Current Report.

    Exhibit 10.1--Form of Option Agreement between Aristotle Sub, Inc. and optionees dated as of April 11, 1994. Incorporated herein by reference to Exhibit 2.2 of the 1994 Current Report.

    Exhibit 10.2--Pledge and Escrow Agreement dated as of April 11, 1994 by and among Aristotle Sub, Inc. and certain other parties. Incorporated herein by reference to Exhibit 2.8 of the 1994 Current Report.

    Exhibit 10.3--Letter Agreement by and among The Aristotle Corporation, Aristotle Sub, Inc., Alfred Kniberg and David Howell dated June 27, 1995. Incorporated herein by reference to Exhibit 10.3 of the 1995 Form 10-K.

    Exhibit 10.4--Security Agreement dated as of April 11, 1994 by and among The Strouse, Adler Company and certain other parties.
    Incorporated herein by reference to Exhibit 2.9 of the 1994 Current
    Report.

    Exhibit 10.5--Term Promissory Notes dated April 11, 1994 payable to The Aristotle Corporation. Incorporated herein by reference to Exhibit 2.12 of the 1994 Current Report.

    Exhibit 10.6--Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and David Howell. Incorporated herein by reference to
    Exhibit 2.3 of the 1994 Current Report.

    Exhibit 10.7--Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Alfred Kniberg. Incorporated herein by reference to
    Exhibit 2.4 of the 1994 Current Report.

    Exhibit 10.8--Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Joyce Baran. Incorporated herein by reference to
    Exhibit 2.5 of the 1994 Current Report.

    Exhibit 10.9--Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Paul McDonald. Incorporated herein by reference to
    Exhibit 2.6 of the 1994 Current Report.

    Exhibit 10.10--Shareholder Loan Pledge Agreements dated as of April 11, 1994 by and between certain parties and The Aristotle Corporation. Incorporated herein by reference to Exhibit 2.13 of the 1994 Current Report.

    Exhibit 10.11--Stock Option Plan of The Aristotle Corporation, as amended. Incorporated herein by reference to Exhibit 10.2 of the Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on March 31, 1993 (the "1992 Form 10-K").

    Exhibit 10.12--Form of Stock Option Agreement (for non-employee directors). Incorporated herein by reference to Exhibit 10.3 of the 1992 Form 10-K.

    Exhibit 10.13--Form of Incentive Stock Option Agreement (for employees). Incorporated herein by reference to Exhibit 10.4 of the 1992 Form 10-K.

    Exhibit 10.14--Lease dated October 4, 1991 by and between The Strouse, Adler Company and New England Resources Limited Partnership.
    Incorporated herein by reference to Exhibit 10.15 of the 1995 Form 10-
    K.

    Exhibit 10.15--First Amendment to Lease dated April 11, 1994 by and between New England Resources Limited Partnership. Incorporated herein by reference to Exhibit 10.16 of the 1995 Form 10-K.

    Exhibit 10.16--Second Amendment to Lease dated December 14, 1994 by and between New England Resources Limited Partnership. Incorporated herein by reference to Exhibit 10.17 of the 1995 Form 10-K.

    Exhibit 10.17--Master Credit Agreement dated as of October 3, 1996 by and between The Strouse, Adler Company and Bank of Boston Connecticut. Incorporated herein by reference to Exhibit 10.17 of The Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, filed October 15, 1996 (the "1996 Form 10-K").

    Exhibit 10.18--Option Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd. Incorporated herein by reference to Exhibit 10.20 of the 1995 Form 10-K.

    Exhibit 10.19--Exclusive Subcontracting Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd. and Maggie Manufacturing Company Ltd.
    Incorporated herein by reference to Exhibit 10.21 of the 1995 Form
    10-K.

    Exhibit 10.20--Restrictive Covenant Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, PBS Enterprises Ltd., Davedan Properties Ltd., Maggie Manufacturing Company Ltd., Peter Blair Shalleck and Sandy Shalleck. Incorporated herein by reference to
    Exhibit 10.22 of the 1995 Form 10-K.

    Exhibit 10.21--Specific Performance Agreement dated as of December 22, 1994 by and among The Strouse, Adler Company, Peter Blair Shalleck and Sandy Shalleck. Incorporated herein by reference to Exhibit 10.23 of the 1995 Form 10-K.

    Exhibit 10.22--Settlement and Release Agreement dated as of May 29, 1996 among The Aristotle Corporation, the Federal Deposit Insurance Corporation and certain other interested parties. Incorporated herein by reference to Exhibit 10.22 of the 1996 Form 10-K.

    Exhibit 10.23--Stipulation and Agreement of Settlement dated as of May 28, 1996 Re: In Re First Constitution Shareholders Litigation. Incorporated herein by reference to Exhibit 10.23 of the 1996 Form 10-K.

    Exhibit 10.24--Letter Agreement dated October 27, 1995 Re: Amended Put Rights. Incorporated herein by reference to Exhibit 10.1 of The Aristotle Corporation's Quarterly Report for the quarterly period ended December 31, 1995, filed on January 31, 1996.

    Exhibit 21.1--Subsidiaries of The Aristotle Corporation is attached hereto as Exhibit 21.1.

    Exhibit 27--Financial Data Schedule is attached hereto as Exhibit 27.

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

                                          The Aristotle Corporation

                                                  /s/ John J. Crawford
                                          -------------------------------------
                                                    John J. Crawford
                                             Its President, Chief Executive
                                                       Officer and
                                                  Chairman of the Board
                                                   Date: April 3, 1998

                                                    /s/ Paul McDonald
                                          -------------------------------------
                                                      Paul McDonald
                                             Its Chief Financial Officer and
                                                        Secretary
                                             (principal financial and chief
                                                   accounting officer)
                                                   Date: April 3, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ John J. Crawford           President, Chief         September 29,
-------------------------------------   Executive Officer,           1997
          JOHN J. CRAWFORD              Chairman of the
                                        Board and Director
                                        (principal
                                        executive officer)

          /s/ Paul McDonald            Chief Financial          September 29,
-------------------------------------   Officer and                  1997
            PAUL MCDONALD               Secretary
                                        (principal
                                        financial and
                                        accounting officer)

        /s/ Barry R. Banducci          Director                 September 29,
-------------------------------------                                1997
          BARRY R. BANDUCCI

        /s/ Robert L. Fiscus           Director                 September 29,
-------------------------------------                                1997
          ROBERT L. FISCUS

        /s/ Betsy Henley-Cohn          Director                 September 29,
-------------------------------------                                1997
          BETSY HENLEY-COHN

        /s/ Daniel J. Miglio           Director                 September 29,
-------------------------------------                                1997
          DANIEL J. MIGLIO

         /s/ Sharon M. Oster           Director                 September 29,
-------------------------------------                                1997
           SHARON M. OSTER

        /s/ Alfred A. Kniberg          Director                 September 29,
-------------------------------------                                1997
          ALFRED A. KNIBERG

         /s/ John C. Warfel            Director                 September 29,
-------------------------------------                                1997
           JOHN C. WARFEL

                      FINANCIAL STATEMENT SCHEDULES INDEX

Schedule I--Condensed Financial Information of the Registrant
Schedule II--Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

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

Hartford, Connecticut
September 23, 1997

                                                                      SCHEDULE I

                       CONDENSED FINANCIAL INFORMATION OF

                           THE ARISTOTLE CORPORATION
                             (DOLLARS IN THOUSANDS)

                                BALANCE SHEETS:

                                                    JUNE 30, 1997 JUNE 30, 1996
                                                    ------------- -------------
                      ASSETS
Current Assets
  Cash.............................................    $  133        $    91
  Marketable securities held in escrow, at market
   value...........................................       900          6,253
  Current maturities of employee notes receivable..       100            --
  Other current assets.............................       134            179
                                                       ------        -------
    Total current assets...........................     1,267          6,523
                                                       ------        -------
Advances to and Investment in Subsidiaries.........     5,230          4,311
                                                       ------        -------
Other Assets
  Marketable securities held in escrow, at market
   value...........................................       300            --
  Employee notes receivable, less current maturi-
   ties............................................       207            354
                                                       ------        -------
                                                          507            354
                                                       ------        -------
                                                       $7,004        $11,188
                                                       ======        =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable....................................    $   75        $    75
  FDIC tax refund payable..........................       --           3,760
  Accrued expenses and other liabilities...........       224            641
                                                       ------        -------
    Total liabilities..............................       299          4,476
Minority interest in subsidiaries common stock.....       194            182
Commitment and contingencies.......................
Stockholders' equity...............................     6,511          6,530
                                                       ------        -------
                                                       $7,004        $11,188
                                                       ======        =======

                       CONDENSED FINANCIAL INFORMATION OF

                           THE ARISTOTLE CORPORATION
                             (DOLLARS IN THOUSANDS)

                            STATEMENT OF OPERATIONS:

                                                        FOR THE YEARS ENDED
                                                     ---------------------------
                                                     JUNE 30, JUNE 30,  JUNE 30,
                                                       1997     1996      1995
                                                     -------- --------  --------
Investment and interest income......................  $ 206   $   353    $ 392
Other expenses......................................   (651)     (612)    (589)
                                                      -----   -------    -----
  Loss from operations before provision (benefit)
   for income tax and equity in undistributed earn-
   ings of subsidiary...............................   (445)     (259)    (197)
Equity in undistributed earnings of subsidiary......    282      (175)    (626)
Income tax expense (benefit)........................   (176)   (1,902)      75
                                                      -----   -------    -----
  Net income (loss).................................  $  13   $ 1,468    $(898)
                                                      =====   =======    =====

                       CONDENSED FINANCIAL INFORMATION OF

                           THE ARISTOTLE CORPORATION
                             (DOLLARS IN THOUSANDS)

                            STATEMENT OF CASH FLOWS:

                                                        FOR THE YEARS ENDED
                                                     ----------------------------
                                                     JUNE 30,  JUNE 30,  JUNE 30,
                                                       1997      1996      1995
                                                     --------  --------  --------
Operating Activities:
  Net income (loss)................................. $    13   $ 1,468    $(898)
  Equity in undistributed earnings of subsidiary....    (282)      175      626
  Gain on settlement of FDIC claim..................     --     (2,000)     --
  Issuance of treasury stock for services...........     --         62       30
  Proceeds from tax carryback claim.................     --      1,778      --
  Other.............................................    (489)      132      355
                                                     -------   -------    -----
    Total cash provided by (used in) operating
     activities.....................................    (758)    1,615      113
Investing Activities:
  Proceeds from notes receivable from employees.....      47       --       --
  Purchase of marketable securities held in escrow..    (707)   (1,778)     --
  Sale of marketable securities.....................   5,760       207       26
  Settlement of FDIC claim..........................  (3,760)      --       --
  Repurchase of ASI preferred stock.................    (530)     (207)     --
  Minority interest.................................      12        15       29
                                                     -------   -------    -----
    Total cash provided by (used in) investing
     activities.....................................     822    (1,763)      55
Financing Activities:
  Purchase of treasury stock........................     (22)      --       (11)
  Proceed from the issuance of debt.................     --         75      --
                                                     -------   -------    -----
    Total cash used by financing activities.........     (22)       75      (11)
Increase (decrease) in cash and cash equivalents....      42       (73)     157
Cash and cash equivalents at beginning of period....      91       164        7
                                                     -------   -------    -----
Cash and cash equivalents at end of period.......... $   133   $    91    $ 164
                                                     =======   =======    =====

                                                                     SCHEDULE II

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)

           COLUMN A               COLUMN B    COLUMN C    COLUMN D    COLUMN E
           --------              ---------- ------------ ----------- ----------
                                            ADDITIONS(1)
                                 BALANCE AT  CHARGED TO              BALANCE AT
                                 BEGINNING   COSTS AND   DEDUCTIONS/   END OF
                                 OF PERIOD    EXPENSES   WRITE-OFFS    PERIOD
                                 ---------- ------------ ----------- ----------
FISCAL YEAR ENDED JUNE 30, 1997
Accounts receivable reserve....     $125         26          (29)       $122
Co-op advertising reserve......     $117        150         (217)       $ 50
Accounts receivable--long term
 reserve.......................     $ 11          0           (2)       $  9
FISCAL YEAR ENDED JUNE 30, 1996
Accounts receivable reserve....     $100         59          (34)       $125
Co-op advertising reserve......     $ 71        270         (224)       $117
Accounts receivable--long term
 reserve.......................     $ 36         25          (50)       $ 11
FISCAL YEAR ENDED JUNE 30, 1995
Accounts receivable reserve....     $108        --            (8)       $100
Co-op advertising reserve......     $ 69        183         (181)       $ 71
Accounts receivable--long term
 reserve.......................     $ 63         15          (42)       $ 36

                                 EXHIBIT INDEX

Exhibit 21.1--Subsidiaries of The Aristotle Corporation

Exhibit 27--Financial Data Schedule