Form 10-Q
period 1998-03-31
ARISTOTLE CORP
filed 1998-05-08
CIK 790071

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

                        COMMISSION FILE NUMBER 0-14669

                               ----------------

                           THE ARISTOTLE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   06-1165854
       (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)
  78 OLIVE STREET, NEW HAVEN, CONNECTICUT                      06511
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 867-4090

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of April 29, 1998, 1,201,118 shares of Common Stock, $.01 par value per share, were outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           THE ARISTOTLE CORPORATION

              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1998

                                                                           PAGE
                                                                           ----
                      PART I--FINANCIAL INFORMATION
Item 1--Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at March 31, 1998 and June 30,
   1997...................................................................   3
  Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended March 31, 1998 and 1997...................................   4
  Condensed Consolidated Statements of Changes in Stockholders' Equity for
   the Nine Months Ended March 31, 1998...................................   5
  Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended March 31, 1998 and 1997..........................................   6
  Notes to Condensed Consolidated Financial Statements....................   7
Item 2--Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................  11
                        PART II--OTHER INFORMATION
Item 6--Exhibits and Reports on Form 8-K..................................  16
Signatures................................................................  17
Exhibit Index.............................................................  18

                           THE ARISTOTLE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                          MARCH 31,  JUNE 30,
                                                            1998       1997
                                                         ----------- ---------
                                                         (UNAUDITED)
                         ASSETS
                         ------
Current assets:
 Cash and cash equivalents..............................  $   1,355  $     139
 Restricted cash and cash equivalents...................      1,079        --
 Marketable securities held in escrow, at market value..        200        900
 Accounts receivable, net of reserves of $282 and $172..      3,548      3,519
 Current maturities of employee notes receivable........        104        100
 Inventories............................................     13,469     10,945
 Other current assets...................................        335        146
                                                          ---------  ---------
   Total current assets.................................     20,090     15,749
                                                          ---------  ---------
Property and equipment, net.............................      1,667      1,475
                                                          ---------  ---------
Other assets:
 Marketable securities held in escrow, at market value..        100        300
 Employee notes receivable, less current maturities.....        104        208
 Long-term investments..................................        150        --
 Restricted long-term investments.......................        721        --
 Goodwill, net of amortization of $201 and $162.........      1,745      1,784
 Deferred tax asset.....................................        630        630
 Other noncurrent assets................................        206        235
                                                          ---------  ---------
                                                              3,656      3,157
                                                          ---------  ---------
                                                          $  25,413  $  20,381
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
 Notes payable and current maturities of long-term
  debt..................................................  $   9,016  $   6,488
 Current maturities of minority interest in
  subsidiary's preferred stock..........................        --         900
 Current maturities of Series F, G and H preferred
  stock.................................................        402        --
 Accounts payable.......................................      2,008      2,663
 Accrued expenses.......................................      1,298        517
 Deferred tax liability.................................        630        630
                                                          ---------  ---------
   Total current liabilities............................     13,354     11,198
Long-term debt, less current maturities.................      1,539      1,670
                                                          ---------  ---------
   Total liabilities....................................     14,893     12,868
                                                          ---------  ---------
Minority interest in subsidiary's preferred stock, less
 current maturities.....................................        --         805
                                                          ---------  ---------
Minority interest in subsidiary's common stock..........        --         194
                                                          ---------  ---------
Voting redeemable preferred stock.......................        --           3
                                                          ---------  ---------
Series E preferred stock................................      2,250        --
                                                          ---------  ---------
Series F, G and H preferred stock, net of current
 maturities.............................................        403        --
                                                          ---------  ---------
Stockholders' equity:
 Common stock, $.01 par value; 3,000,000 shares
  authorized; 1,209,028 and 1,105,801 shares issued at
  March 31, 1998 and June 30, 1997, respectively........         12         11
 Additional paid-in capital.............................    160,247    159,762
 Retained earnings (deficit)............................   (152,356)  (153,232)
 Treasury stock at cost--7,296 shares...................        (30)       (30)
 Net unrealized investment losses.......................         (6)       --
                                                          ---------  ---------
   Total stockholders' equity...........................      7,867      6,511
                                                          ---------  ---------
                                                          $  25,413  $  20,381
                                                          =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE ARISTOTLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                          MARCH 31,             MARCH 31,
                                     --------------------  --------------------
                                       1998       1997       1998       1997
                                     ---------  ---------  ---------  ---------
Net sales..........................  $   5,826  $   5,105  $  20,176  $  15,352
Cost of goods sold.................      4,254      3,701     14,792     11,093
                                     ---------  ---------  ---------  ---------
    Gross profit...................      1,572      1,404      5,384      4,259
Operating expenses:
  Selling..........................        793        599      2,559      2,026
  General and administrative.......        526        422      1,557      1,398
  Nonrecurring tax claim
   contingency fee.................        --         --         480        --
  Product development..............        140        167        481        444
                                     ---------  ---------  ---------  ---------
    Operating income...............        113        216        307        391
                                     ---------  ---------  ---------  ---------
Other income (expense)
  Investment and interest income...         52         34        109        133
  Interest expense.................       (196)      (171)      (585)      (522)
                                     ---------  ---------  ---------  ---------
    Income (loss) before income
     taxes and minority interest...        (31)        79       (169)         2
Income tax benefit (expense).......        --          (6)     1,199        (28)
                                     ---------  ---------  ---------  ---------
    Income (loss) before minority
     interest......................        (31)        73      1,030        (26)
Minority interest..................        --         (43)       (92)      (139)
                                     ---------  ---------  ---------  ---------
Net income (loss)..................        (31)        30        938       (165)
Preferred dividends--Series E, F, G
 and H.............................        (62)       --         (62)       --
                                     ---------  ---------  ---------  ---------
Net income (loss) available for
 common shareholder................  $     (93) $      30  $     876  $    (165)
                                     =========  =========  =========  =========
Net income (loss) per share:
  Basic............................  $   (0.08) $    0.03  $    0.77  $   (0.15)
                                     =========  =========  =========  =========
  Diluted..........................  $   (0.08) $    0.03  $    0.67  $   (0.15)
                                     =========  =========  =========  =========
Weighted average shares:
  Basic............................  1,200,421  1,098,514  1,134,772  1,101,426
                                     =========  =========  =========  =========
  Diluted..........................  1,200,421  1,131,940  1,474,107  1,101,426
                                     =========  =========  =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE ARISTOTLE CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     NINE-MONTH PERIOD ENDED MARCH 31, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   NET
                                 ADDITIONAL RETAINED            UNREALIZED
                          COMMON  PAID-IN   EARNINGS   TREASURY INVESTMENT
                          STOCK   CAPITAL   (DEFICIT)   STOCK     LOSSES   TOTAL
                          ------ ---------- ---------  -------- ---------- ------
Balance--June 30, 1997..   $11    $159,762  $(153,232)   $(30)     $--     $6,511
Net income..............    --         --         876      --       --        876
Issuance of common stock
 for:
  Directors' services...    --         136        --       --       --        136
  Geneve Purchase
   Agreement............    --         135        --       --       --        135
  ASI minority interest.     1         214        --       --       --        215
Net unrealized
 investment gain........    --         --         --       --       (6)        (6)
                           ---    --------  ---------    ----      ---     ------
Balance--March 31, 1998.   $12    $160,247  $(152,356)   $(30)     $(6)    $7,867
                           ===    ========  =========    ====      ===     ======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE ARISTOTLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
Cash flows from operating activities:
  Net income (loss).......................................... $   876  $  (165)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization............................     442      397
    Issuance of common stock for services....................     136      --
    Changes in assets and liabilities:
      Accounts receivable....................................     (29)    (873)
      Inventories............................................  (2,524)    (623)
      Other assets...........................................    (173)     140
      Accounts payable.......................................    (655)     810
      Accrued expenses.......................................     781     (454)
                                                              -------  -------
        Net cash used in operating activities................  (1,146)    (768)
                                                              -------  -------
Cash flows from investing activities:
  Purchase of property and equipment.........................    (587)    (186)
  Purchase of investment.....................................    (150)     --
  Purchase of restricted investment..........................    (721)     --
  Restriction of cash........................................  (1,079)     --
  Purchase of marketable securities..........................     --      (707)
  Repurchase of ASI preferred stock..........................    (800)    (260)
  Repurchase of ARTL preferred stock.........................      (3)     --
  Sale of marketable securities..............................     900    5,760
  Settlement of FDIC claim...................................     --    (3,760)
  Minority interest..........................................      20        7
                                                              -------  -------
        Net cash provided by (used in) investing activities..  (2,420)     854
                                                              -------  -------
Cash flows from financing activities:
  Net borrowings under line of credit........................   2,561      987
  Principal payments under note payable......................    (164)    (678)
  Issuance of common stock...................................     135      --
  Proceeds from issuance of preferred stock..................   2,250      --
  Purchase of treasury stock.................................     --       (22)
                                                              -------  -------
        Net cash provided by financing activities............   4,782      287
                                                              -------  -------
INCREASE IN CASH AND CASH EQUIVALENTS........................   1,216      373
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............     139       99
                                                              -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................... $ 1,355  $   472
                                                              =======  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE ARISTOTLE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

  On January 2, 1998, Aristotle Sub, Inc. ("ASI"), a wholly-owned subsidiary of The Aristotle Corporation ("Aristotle"), was merged into Aristotle (the "ASI Merger"). The name of the surviving corporation remains "The Aristotle Corporation". Aristotle is a holding company for The Strouse, Adler Company ("Strouse"). Strouse designs, manufactures and markets women's intimate apparel. Unless the context indicates otherwise, all references herein to the "Company" for the three months ended March 31, 1998 include only Aristotle and Strouse and all other references herein to the "Company" include Aristotle, ASI and Strouse. See "Recent Developments" below regarding the definitive agreement entered into for the sale of Strouse to Sara Lee Corporation.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

  Restricted Cash and Investments. In January 1998, the Company sold 489,131 shares of the Company's Series E Convertible Preferred Stock for $2,250,000 to Geneve Corporation as part of a preferred stock purchase agreement (the "Preferred Stock Purchase Agreement") (See Note 5). In accordance with the terms of the Preferred Stock Purchase Agreement, the proceeds from such sale of preferred stock cannot be used to fund the operations of Strouse. Accordingly, included in the accompanying balance sheet is $1,079,000 of restricted cash and $721,000 of restricted long-term investments. Restricted investments are carried at market value and consist of corporate bonds with maturities of generally more than one year.

                           THE ARISTOTLE CORPORATION

3. EARNINGS PER COMMON SHARE

  The Company has adopted the provisions of SFAS 128, Earnings Per Share. The prior three and nine months ended March 31, 1997 have been restated as a result of the adoption. For the three and nine months ended March 31, 1998 and 1997, Basic and Diluted earnings per share are calculated as follows:

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           MARCH 31,            MARCH 31,
                                      -------------------- -------------------
                                        1998       1997      1998      1997
                                      ---------  --------- --------- ---------
                                      (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE
                                                       DATA)
BASIC EARNINGS PER SHARE
Numerator:
  Net income (loss) available to
   common stockholders............... $     (93) $      30 $     876 $    (165)
                                      ---------  --------- --------- ---------
Denominator:
  Weighted average common shares
   outstanding....................... 1,200,421  1,098,514 1,134,772 1,101,426
                                      ---------  --------- --------- ---------
Earnings per share................... $    (.08) $     .03 $     .77 $    (.15)
                                      =========  ========= ========= =========
DILUTED EARNINGS PER SHARE
Numerator:
  Net income (loss) available to
   common stockholders............... $     (93) $      30 $     876 $    (165)
  Convertible preferred dividends....       --         --        113       --
                                      ---------  --------- --------- ---------
                                            (93)        30       989      (165)
                                      ---------  --------- --------- ---------
Denominator:
  Weighted average common shares
   outstanding....................... 1,200,421  1,098,514 1,134,772 1,101,426
  Convertible warrants...............       --      33,426    22,567       --
  Weighted average convertible
   preferred stock...................       --         --    316,768       --
                                      ---------  --------- --------- ---------
                                      1,200,421  1,131,940 1,474,107 1,101,426
                                      ---------  --------- --------- ---------
Earnings per share................... $    (.08) $     .03 $     .67 $    (.15)
                                      =========  ========= ========= =========

  Options to purchase shares of common stock were outstanding during the above periods but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

  For the purposes of calculating diluted earnings per share for the nine months ended March 31, 1998, the weighted average convertible preferred stock does not include $800,000 of the Company's preferred stock that as of September 15, 1997 was no longer convertible and which was redeemed January 1, 1998. In addition, for the nine months ended March 31, 1997, the convertible warrants and convertible preferred stock were not included in the computation of diluted earnings per share as the inclusion would be antidilutive.

4. DEBT AGREEMENT

  In September 1997, Strouse and BankBoston NA, (successor by merger to Bank of Boston Connecticut) ("BankBoston") amended the credit agreement whereby the maximum borrowing under Strouse's line-of-credit was increased to $10,000,000 from $8,000,000. In addition, the overadvance limit under the line-of-credit was adjusted, and $500,000 pledged by Aristotle to secure Aristotle's guarantee of Strouse's line-of-credit facility and term loan facility (collectively, the "Credit Facilities") was released.

  Borrowing under the line-of-credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable, 50% of eligible raw material inventory, and 60% of eligible finished goods

                           THE ARISTOTLE CORPORATION
inventory, with a maximum borrowing of $10,000,000. In February 1998, Strouse and BankBoston, Connecticut ("BankBoston") amended the credit agreement such that the line-of-credit facility now permits advances to exceed the borrowing base amount by up to $1,250,000 through April 1998, $1,000,000 during May 1998, $750,000 during June 1998 and $500,000 thereafter through September 1999 (so long as the total line-of-credit is not more than the $10,000,000 and the overadvance is reduced to zero for 30 consecutive days per annum). The original Credit Agreement permitted the advances to exceed the borrowing base amounts by up to $1,250,000 through March 1998, $1,000,000 during April 1998 and $500,000 thereafter through September 1999. The principal amount of the term loan is $2,000,000. The credit agreement matures in September 1999. Strouse uses the Credit Facilities for working capital and other general corporate purposes.

  The interest on the line-of-credit will vary from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3.0% per annum, based on the financial performance of Strouse. The term loan bears interest at the option of the Company at a floating annual rate equal to prime plus .75%, or Eurodollar plus 2.5% or at a fixed annual rate equal to BankBoston's cost of funds plus 2.25%. The term loan has a three-year term and requires principal payments to reduce the amount outstanding based on a ten-year amortization.

  The Credit Facilities are secured by a lien on all assets of Strouse. Aristotle has unconditionally guaranteed the Credit Facilities. Recourse under each guaranty is limited to $2,000,000. The credit agreement further provides that Strouse may not pay dividends to Aristotle without BankBoston's prior written consent. Strouse must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities.

  As of April 28, 1998, the balance outstanding on the line-of-credit was $8,831,000 and the balance outstanding on the term loan was $1,700,000. As of April 28, 1998, the additional borrowing available on the overadvance was $432,000.

  During 1997, Aristotle entered into a line-of-credit agreement with Citizens Bank for $300,000. The line-of-credit bears interest at prime and matures on August 31, 1998. As of April 28, 1998, there was no balance outstanding on the line-of-credit.

5. PREFERRED STOCK

  On January 2, 1998, ASI was merged into Aristotle. As a result of the merger, all of the remaining 105,497 shares of Series A, B, C and D Aristotle preferred stock owned by the former Strouse stockholders (the "Former Strouse Stockholders") were repurchased by the Company for $.001 per share and all of the remaining 80,499 shares of ASI preferred stock (the "ASI Preferred Stock") were converted into Series F, G and H Aristotle preferred stock. As was the case with the ASI Preferred Stock, the Series F, G and H Aristotle preferred stock is entitled to quarterly dividends of 8.9% per annum. The Series F, G and H Aristotle preferred stock is also entitled to one vote per share, with respect to matters other than the election of directors and selection of an auditor. As of March 31, 1998, a total of 80,499 shares of Series F, G and H Aristotle preferred stock were outstanding. Pursuant to the Series F, G and H Aristotle preferred stock redemption features, 40,249 shares of Series F, G and H Aristotle preferred stock will be redeemable on January 1, 1999, at $10.00 per share, and 40,250 shares of Series F, G and H Aristotle preferred stock will be redeemable on January 1, 2000, at $10.00 per share. Accordingly, the January 1, 1999 obligation of $402,000 is reflected as a current obligation in the accompany Condensed Consolidated Balance Sheet and the January 1, 2000 obligation of $403,000 is reflected outside of stockholders' equity in the accompanying Condensed Consolidated Balance Sheet.

  On January 2, 1998, the Company and Geneve Corporation ("Geneve") consummated a transaction, which provided for the purchase of 489,131 shares of Aristotle's Series E Convertible Preferred Stock, $.01 par value per share, representing approximately thirty percent (30%) of the issued and outstanding capital stock of Aristotle, for an aggregate purchase price of $2,250,000, or a per share price of $4.60. Geneve is entitled to receive quarterly dividends of 8.0% per annum on the Series E Preferred Stock. Pursuant to the Series E preferred stock redemption features, the Company is obligated to redeem all or part of the Series E preferred stock on January 1, 2002, at $4.60 per share. Unless and until converted, the Series E preferred stock is reflected outside of stockholders' equity in the Company's Condensed Consolidated Balance Sheet. Contemporaneously with the purchase of the Series E preferred stock, Geneve purchased an additional 30,000 shares of common stock, for an aggregate purchase price of $135,000, or a per share price of $4.50.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  The Company's net sales for the three months ended March 31, 1998 increased 14% to $5,826,000, compared to net sales of $5,105,000 for the three months ended March 31, 1997. The increase was primarily generated by a sales volume increase of $706,000 in shapewear products (primarily reflecting the recent introduction of the "Slimlook" line) and a sales volume increase of $15,000 in specialty brassiere products. Included in the above sales volume increase is $53,000 which represented a favorable impact from increased prices from shapewear products and specialty brassieres.

  The Company's gross profit for the three months ended March 31, 1998 increased 12% to $1,572,000 from $1,404,000 for the three months ended March 31, 1997, and the gross margin percentage decreased to 27.0% from 27.5%. The increase in gross profit was primarily the result of the increase in sales. The decrease in gross margin percentage was principally due to the increase in sales derived from the expanded "Slimlook" line of shapewear, which line yields lower margins.

  Selling, general and administrative expenses for the three months ended March 31, 1998 were $1,319,000, compared to $1,021,000 for the corresponding three months ended March 31, 1997. The $298,000, or 29%, increase was principally a result of increases in advertising costs to support current and future growth, sales commissions and professional fees.

  Product development costs for the Company for the three months ended March 31, 1998 were $140,000, compared to $167,000 for the three months ended March 31, 1997. Product development costs primarily include compensation of Company personnel and are incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $27,000, or 16%, decrease in costs reflects a reduction of personnel in the design team.

  Investment and interest income was $52,000 and $34,000 for the three months ended March 31, 1998 and 1997, respectively. The income for the three months ended March 31, 1998 was principally generated by short-term cash investments, restricted and unrestricted long-term investments in corporate bonds and the investment of funds held in an investment account (the "Strouse Escrow Account") that was established in connection with the acquisition of Strouse by Aristotle (the "Acquisition") and is subject to an escrow and pledge agreement with certain former Strouse stockholders (the "Former Strouse Stockholders"). The $18,000, or 53%, increase in investment and interest income resulted from higher levels of investments during the three months ended March 31, 1998.

  Interest expense for the three months ended March 31, 1998 increased to $196,000 from $171,000 in the corresponding three months ended March 31, 1997. The $25,000, or 15% increase in interest expense primarily resulted from increased borrowing levels to support working capital needs and business growth.

  There was no minority interest for the three months ended March 31, 1998, due to the ASI Merger pursuant to which all remaining outstanding shares of ASI preferred stock (the "ASI Preferred Stock") were converted into Series F, G, and H Aristotle preferred stock. Minority interest expense was $43,000 for the three months ended March 31, 1997. The minority interest expense was principally due to preferred dividends paid or accrued during the three months on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Acquisition.

  Preferred dividends were $62,000 for the three months ended March 31, 1998. Preferred dividends represent dividends paid or accrued during the three months on outstanding Series E, F, G and H Aristotle preferred stock. The Series E preferred stock was issued in connection with the Preferred Stock Purchase Agreement. The Series F, G and H Aristotle preferred stock was issued in connection with the ASI Merger.

 NINE MONTHS ENDED MARCH 31, 1998 AND 1997

  The Company's net sales for the nine months ended March 31, 1998 increased 31% to $20,176,000, compared to net sales of $15,352,000 for the nine months ended March 31, 1997. The increase was primarily generated by a $3,000,000 sales volume increase in shapewear products (primarily reflecting the introduction of the "Slimlook" line), a $1,824,000 sales volume increase in specialty brassiere products (reflecting increased market demand for specialty brassieres). Included in the above sales volume increase is $254,000 which represented a favorable impact from increased prices from shapewear products and specialty brassieres.

  The Company's gross profit for the nine months ended March 31, 1998 increased 26% to $5,384,000 from $4,259,000 for the nine months ended March 31, 1997, and the gross margin percentage decreased to 26.7% from 27.7%. The increase in gross profit was primarily the result of sales growth. The decrease in gross margin percentage was principally due to the introduction of the expanded "Slimlook" line of shapewear, which line yields lower margins.

  Selling, general and administrative expenses for the nine months ended March 31, 1998 were $4,116,000, compared to $3,424,000 for the corresponding nine months ended March 31, 1997. The $692,000, or 20%, increase was principally a result of increases in sales commissions, advertising costs to support current and future growth and professional fees.

  Product development costs for the Company for the nine months ended March 31, 1998 were $481,000, compared to $444,000 for the nine months ended March 31, 1997. Product development costs primarily include compensation of Company personnel and are incurred by Strouse. All products are designed internally in Strouse's New Haven and New York design centers. The $37,000, or 8%, increase in costs reflects Strouse's continued investment in the product development process in Strouse's design centers.

  Investment and interest income was $109,000 and $133,000 for the nine months ended March 31, 1998 and 1997, respectively. The income for the nine months ended March 31, 1998 was principally generated by short-term cash investments, restricted and unrestricted long-term investments in corporate bonds and the investment of funds held in the Strouse Escrow Account that was established in connection with the Acquisition and was subject to an escrow and pledge agreement with the Former Strouse Stockholders. The $24,000, or 18%, reduction in investment and interest income was primarily a result of the payment, in September 1996, of approximately $3,760,000 from two escrow accounts (the "FDIC Escrow Accounts") in connection with a settlement between the Company and the FDIC related to certain disputes between the FDIC, the Company and others (the "FDIC Settlement").

  Interest expense for the nine months ended March 31, 1998 increased to $585,000 from $522,000 in the corresponding nine months ended March 31, 1997. The $63,000, or 12% increase in interest expense primarily resulted from increased borrowing levels to support working capital needs and business growth.

  The income tax benefit for the nine months ended March 31, 1998 was $1,199,000, compared to a provision of $28,000 for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, the Company received a tax refund of $1,919,000 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, upon receipt of such refund the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim. The income tax provision for the nine months ended March 31, 1997, reflected minimum state taxes, as any federal tax obligation was sheltered by the utilization of net operating loss carryforwards.

  Minority interest expense was $92,000 and $139,000 for the nine months ended March 31, 1998 and 1997, respectively. The minority interest expense was principally due to preferred dividends paid or accrued on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Acquisition during the nine months ended March 31, 1998 and the nine months ended March 31, 1997. There was no minority interest for the three months ended March 31, 1998, due to the ASI Merger pursuant to which all remaining outstanding shares of ASI Preferred Stock were converted into Series F, G, and H Aristotle preferred stock.

  Preferred dividends were $62,000 for the nine months ended March 31, 1998. Preferred dividends represent dividends paid or accrued during the nine months on outstanding Series E, F, G and H Aristotle preferred stock. The Series E Aristotle preferred stock was issued in connection with the Preferred Stock Purchase Agreement. The Series F, G and H Aristotle preferred stock was issued in connection with the ASI Merger.

LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended March 31, 1998, cash required to fund the working capital needs of Strouse was supplied principally through a line-of-credit facility and term loan facility with BankBoston, trade credit, and internally generated funds. In September 1997, Strouse and BankBoston entered into an amended Credit Agreement whereby the maximum borrowing under Strouse's line-of-credit was increased to $10,000,000 from $8,000,000. The amendment also adjusted the amount by which borrowings can exceed the formula amounts and released the $500,000 pledge by Aristotle to secure the guarantee of the Credit Facilities. In February 1998, Strouse and BankBoston amended the credit agreement whereby the line-of-credit facility permits advances to exceed the borrowing base amount by up to $1,250,000 through April 1998, $1,000,000 during May 1998, $750,000 during June 1998 and $500,000 thereafter through September 1999.

  During the nine months ended March 31, 1998, cash required to fund the operations of Aristotle, the parent company, was supplied primarily through earnings generated from the Preferred Stock Purchase Agreement, the Internal Revenue Service ("IRS") tax refund, the Strouse Escrow Account, short-term cash investments, amounts payable to Aristotle pursuant to certain notes from certain officers of Strouse, and amounts received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse.

  The Company utilized cash of $1,146,000 and $768,000 to fund operations during the nine months ended March 31, 1998 and 1997, respectively. During the nine months ended March 31, 1998, the utilization of cash from operations was principally the result of increases in accounts receivables, inventories and other assets and decreases in accounts payable, partially offset by net income from operations, depreciation and amortization, issuance of common stock for services and increases in accrued expenses. During the nine months ended
March 31, 1997, the utilization of cash from operations was principally the result of net loss from operations and increases in accounts receivables and inventories and decreases in accrued expenses, partially offset by depreciation and amortization and decreases in other assets and increases in accounts payable.

  The Company utilized $2,420,000 for investing activities for the nine months ended March 31, 1998 and generated $854,000 from investing activities for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, the primary utilization of cash from investing activities resulted from the restriction of cash of $1,079,000 and the purchase of restricted investments of $721,000 related to the Preferred Stock Purchase Agreement, the $150,000 purchase of investments, and the $587,000 purchase of property and equipment. In addition, during the nine months ended March 31, 1998, the Company used $800,000 to fund the payment of the Put Right, as defined below. In exchange for the funding of the Put Right, the Company received 80,000 shares of ASI Preferred Stock and 80,000 shares of Series A, B and C Aristotle preferred stock. The utilization during the nine months ended March 31, 1998 was offset by the generation of $900,000 from the sale of marketable securities. During the nine months ended March 31, 1997, the primary generation of cash from investing activities was the $5,760,000 sale of marketable securities that were withdrawn from the FDIC Escrow Accounts in connection with the FDIC Settlement, offset by the payment of $3,760,000 to the FDIC from the FDIC Escrow Accounts in connection with the FDIC Settlement. During fiscal 1997, the Company also used $260,000 to fund the payment of the Put Right, $186,000 to purchase property and equipment, and $707,000 to purchase marketable securities to fund the account pledged to BankBoston, which account secured Aristotle's guarantee of the Credit Facilities and to restore the Strouse Escrow Account.

  The Company generated $4,782,000 and $287,000 from financing activities for the nine months ended March 31, 1998 and 1997, respectively. Funds generated during the nine months ended March 31, 1998 were primarily a result of the Company drawing $2,561,000 from its line-of-credit, proceeds of $2,250,000 from the Preferred Stock Purchase Agreement with Geneve Corporation, and the purchase of an additional 30,000 shares of common stock by Geneve Corporation for $135,000, offset by $164,000 payment of its leases and term notes payable. Funds generated during the nine months ended March 31, 1997 were primarily a result of the Company drawing $987,000 from its line-of-credit, offset by the $678,000 payment of its lease and term notes payable. In addition, during fiscal 1997, the Company repurchased 6,000 shares of its Common Stock in the open market for approximately $22,000.

  In connection with the Acquisition in April 1994, ASI issued to the Former Strouse Stockholders 245,381 shares of ASI Preferred Stock and Aristotle issued to the Former Strouse Stockholders 270,379 shares of Series A, B, C and D preferred stock of Aristotle. Under the charter provisions in effect at the time of the Acquisition, the Former Strouse Stockholders had the right to require that ASI repurchase each share of ASI Preferred Stock for $10.00 per share, plus any accrued but unpaid dividends, at various dates beginning in April 1996 (the "Put Right"). Prior to the Put Right becoming exercisable, the ASI Preferred Stockholders are entitled to quarterly dividends of 8.9% per annum. Once the Put Right is exercisable, the dividends cease. In order to exercise the Put Right, a Former Strouse Stockholder must also sell an equal number of shares of Series A, B and C Aristotle preferred stock to Aristotle for $.001 per share. The payment of the repurchase price pursuant to the Put Right is secured by the Strouse Escrow Account.

  In September 1997, the Company and certain of the Former Strouse Stockholders who held ASI Preferred Stock agreed to delay the exercise of the remaining Put Rights and to modify certain other agreements entered into at the time of the Acquisition (the "1997 Modification"). Under the 1997 Modification, certain of the Former Strouse Stockholders surrendered to ASI 10,000 shares of ASI Preferred Stock in exchange for the cancellation of an aggregate of $100,000 owed by these Former Strouse Stockholders to the Company under loans extended in connection with the Acquisition (the "Acquisition Loans"). On January 1, 1998, the Company was obligated to, and did redeem 78,072 shares of ASI Preferred Stock which, when taken in conjunction with 1,928 shares redeemed in October 1997, resulted in the aggregate repurchase of 80,000 shares of ASI Preferred Stock, for $10.00 per share, or an aggregate of $800,000. The Put Right for the remaining 80,499 shares of ASI Preferred Stock has been postponed such that the Put Right with respect to 40,249 shares will be exercisable on January 1, 1999 and the Put Right with respect to 40,250 shares will be exercisable on January 1, 2000.

  Under the 1997 Modification, the maturity dates on the Acquisition Loans were extended such that $104,000 of the outstanding balance will be due and payable on January 1, 1999 and the remaining $104,000 will be due and payable on January 1, 2000. Certain Former Strouse Stockholders also agreed to release $400,000 from the Strouse Escrow Account on January 1, 1998 to be used to fund the redemption of the ASI Preferred Stock required to be redeemed on that date and to the release of $200,000 and $100,000 on January 1, 1999 and January 1, 2000, respectively, to satisfy the Company's Put Right obligations. Further, in consideration for the Former Strouse Stockholders agreeing to postpone their Put Right, the number of shares of Aristotle Common Stock into which each share of ASI Preferred Stock may be exchanged had been increased from
1.282 to 1.667 shares. Finally, the holders of ASI Preferred Stock were released from their obligations under a pension escrow agreement.

  On January 2, 1998, ASI was merged into Aristotle. The name of the surviving corporation remains "The Aristotle Corporation". As a result of the merger, all of the remaining 105,497 shares of Series A, B, C and D Aristotle preferred stock owned by the Former Strouse Stockholders were repurchased by the Company for $.001 per share and all of the remaining 80,499 shares of ASI Preferred Stock were converted into Series F, G and H Aristotle preferred stock. As of March 31, 1998, a total of 80,499 shares of Series F, G and H Aristotle preferred stock were currently outstanding.

  The Company anticipates that there will be sufficient financial resources to meet the Company's projected working capital and other cash requirements for the next twelve months.

RECENT DEVELOPMENTS

  On March 4, 1998, the Company announced that it had entered into a definitive agreement for the sale of Strouse to Sara Lee Corporation for an aggregate purchase price of $21,500,000, subject to adjustment. The transaction has been structured as a purchase of certain assets and an assumption of selected liabilities. The purchase price includes a lump sum non-competition payment to Aristotle and is subject to adjustment upon determination of certain balance sheet items. The transaction is subject to the satisfaction of several conditions, including approval of Aristotle's shareholders.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the Company's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all, market responses to pricing actions, continued competitive factors and pricing pressures, changes in product mix, the timely acceptance of new products, inventory risks due to shifts in market demand, ability to achieve manufacturing and shipping quality and time targets, the consummation of the sale of The Strouse, Adler Company to Sara Lee Corporation, the dependence by the Company on key customers, favorable resolution of tax claims and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  See Exhibit Index.

  (b) Reports on Form 8-K:

  On March 6, 1998, the Company filed a Form 8-K to report under Item 5 that the Company had entered into a definitive agreement for the sale of the business conducted by its sole operating subsidiary, The Strouse, Adler Company, to Sara Lee Corporation for an aggregate purchase price of $21.5 million, subject to adjustment. No financial statements were filed with the Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ARISTOTLE CORPORATION

                                          /s/ John J. Crawford
                                          _____________________________________
                                          John J. Crawford
                                          Its President, Chief Executive
                                           Officer and Chairman of the Board
                                          Date: May 7, 1998

                                          /s/ Paul McDonald
                                          _____________________________________
                                          Paul McDonald
                                          Its Chief Financial Officer and
                                           Secretary (principal financial and
                                           chief accounting officer)
                                          Date: May 7, 1998

                                 EXHIBIT INDEX

 EXHIBIT                              DESCRIPTION
 -------                              -----------
  10.1   Second Amendment dated February 25, 1998 to Master Credit Agreement dated September 19, 1997 by and between The Strouse, Adler Company and BankBoston NA (successor by merger to Bank of Boston
          Connecticut) is attached hereto as Exhibit 10.1.
  27.1   Financial Data Schedule