Form 10-K/A
period 1997-06-30
ARISTOTLE CORP
filed 1998-05-13
CIK 790071

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

YEAR 2000 ISSUE

  In 1997, the Company began, for all of its computer systems, a Year 2000 conversion project to address all necessary code changes, testing and implementation. Project completion is planned for early 1999. The Company expects its Year 2000 date conversion project to be completed on a timely basis; however there can be no assurance that the Company will complete its conversion project in a timely manner. An untimely or incomplete resolution of the Year 2000 issue could have a material adverse effect on the operations of the Company. Similarly, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

                                          Arthur Andersen LLP

Hartford, Connecticut
September 23, 1997

                        FORM 10-K CROSS REFERENCE INDEX

 PART I
    Item 1.  Business....................................................    30
    Item 2.  Properties..................................................    33
    Item 3.  Legal Proceedings...........................................    33
    Item 4.  Submission of Matters to a Vote of Security Holders.........    34
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    35
    Item 6.  Selected Financial Data.....................................    35
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    35
    Item 8.  Financial Statements and Supplementary Data.................    35
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    35
 PART III
    Item 10. Directors and Executive Officers of the Registrant..........    36
    Item 11. Executive Compensation......................................    40
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management..................................................    42
    Item 13. Certain Relationships and Related Transactions..............    43
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    45

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

  Manufacturing and Raw Materials. The Company conducts some manufacturing operations, consisting primarily of cutting, sewing (approximately 2% of sewing) and packaging, at its facility located in New Haven, Connecticut. All other manufacturing of the Company's products is subcontracted to manufacturers in the Caribbean (primarily the Dominican Republic and Jamaica) and the continental United States. Approximately 98% of the Company's products are manufactured and sewn in the Caribbean, with approximately 72% of the Company's products manufactured and sewn in the Dominican Republic. The Company subcontracts to two facilities in the Dominican Republic, one facility in Jamaica and one facility in Columbia. Accordingly, the Company's operations may be adversely affected by political instability or other factors which may occur from time to time in the Dominican Republic or elsewhere in the Caribbean. This concentration of subcontractors in the Caribbean can also expose Strouse to abnormal production cost increases, though it does not affect the Company's ability to obtain raw materials. Strouse continues to seek to develop multiple sources of manufacturing.

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

  The Company uses various synthetic fibers and natural materials, such as cotton, in the manufacture of its products. These raw materials are generally available from multiple sources and the Company currently obtains raw materials from approximately 90 sources; the Company purchases the majority of its raw materials from sources within the United States. In the event that a supplier would no longer be able to supply certain raw materials to the Company, the Company would have access to substitute raw materials. However, there can be no assurance that the Company would have immediate access to these substitute raw materials on a timely basis. Any delays in obtaining raw materials could cause the Company to experience delays in production.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Amended Bylaws of the Company provide that the number of directors shall not be less than eight nor more than 15, as fixed by the Board of Directors. The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws (the "Amended Bylaws") of the Company provide that the directors are divided into three classes, as equal in number as possible, with terms expiring in successive years. Directors are elected for terms of three years and until their successors are elected and qualified. At the Annual Meeting, three directors will be elected for three-year terms.

  As of the date of the last annual meeting, there were eight (8) directorships.

  Pursuant to a Capital Contribution Agreement (the "Capital Contribution Agreement") dated November 19, 1993 between the Company, Aristotle Sub, Inc. ("ASI"), The Strouse, Adler Company ("Strouse") and the former shareholders of Strouse, in which the Company acquired indirect ownership of Strouse (the "Acquisition"), the Company agreed to appoint Alfred A. Kniberg and John C. Warfel to the Board of Directors.

INFORMATION AS TO NOMINEES AND CONTINUING DIRECTORS

  It is the intention of the persons named in the proxy to vote the shares represented by each properly executed proxy for the election as director of all of the persons named below as nominees, unless contrary instructions are given on the proxy. The Board of Directors believes that all of the nominees will stand for election and will serve if elected. However, if any of the persons nominated by the Board of Directors fails to stand for election or becomes unable to accept election, the proxies will be voted for the election of such other person or persons as a majority of the Board of Directors may recommend.

  The following table sets forth the names of the Board of Directors' three nominees for election as directors. Also shown is certain other information, some of which has been obtained from the Company's records and some of which has been supplied by the nominees and continuing directors, with respect to each nominee's or director's principal occupation or employment during the past five years, his or her age at October 1, 1997, the periods during which he or she has served as a director of the Company and the positions currently held with the Company.

                                             DIRECTOR OF THE POSITIONS HELD WITH
NOMINEES                                 AGE  COMPANY SINCE      THE COMPANY
--------                                 --- --------------- -------------------
Robert L. Fiscus........................  60      1991            Director
Betsy Henley-Cohn.......................  44      1993            Director
John C. Warfel..........................  45      1994            Director

  ROBERT L. FISCUS is President and Chief Financial Officer of The United Illuminating Company, a publicly-held electric utility company, where he previously served as Executive Vice President and Chief Financial Officer. Mr. Fiscus has been employed by The United Illuminating Company since 1972. Mr. Fiscus is also a member of the Board of Directors of The United Illuminating Company.

  BETSY HENLEY-COHN is Chairperson of Birmingham Utilities, Inc., a water utility in Ansonia, Connecticut, and Joseph Cohn & Son, Inc., in New Haven, Connecticut. Ms. Henley-Cohn has been employed by Birmingham Utilities, Inc. since 1993 and by Joseph Cohn & Son, Inc. since 1978. She also serves as a director of The United Illuminating Company and Citizens Bank of Connecticut.

  JOHN C. WARFEL has been the Senior Vice President, Administration and Finance of Starter Corporation, a leading sports apparel manufacturer since March 1995. He has been employed by Starter Corporation since 1988 and has previously served as its Chief Financial Officer.

                                              DIRECTOR OF
                                              THE COMPANY  POSITIONS HELD WITH
CONTINUING DIRECTORS                      AGE    SINCE         THE COMPANY
--------------------                      --- -----------  -------------------
Directors with terms expiring in 1998:
John J. Crawford......................... 52     1989     Director, President,
                                                          Chief Executive
                                                          Officer and Chairman
                                                          of the Board
Alfred A. Kniberg........................ 54     1994     Director and
                                                          President and Chief
                                                          Operating Officer of
                                                          Strouse
Sharon M. Oster.......................... 49     1992     Director
Directors with terms expiring in 1999:
Barry R. Banducci........................ 61     1993     Director
Daniel J. Miglio......................... 57     1990     Director

  BARRY R. BANDUCCI has been self-employed as an investor/consultant since February 1994, having retired from The Equion Corporation, a manufacturer of automotive/industrial-related products, in January 1994. Mr. Banducci served as the President, the Chief Executive Officer and a director of The Equion Corporation prior to his retirement in 1994. Mr. Banducci serves as the Chairman of the Board of Directors of TransPro, Inc., a publicly-held manufacturer of automotive-related products.

  JOHN J. CRAWFORD has been President and Chief Executive Officer of the Company since April 2, 1990 and Chairman of the Board since April 1993. Since July 1994, Mr. Crawford has served the Company in a part-time capacity. Mr. Crawford is also the Chief Executive Officer of the Regional Water Authority, a utility located in New Haven, Connecticut. Mr. Crawford is also a member of the Board of Directors of Webster Financial Corporation.

  ALFRED A. KNIBERG has been the President and Chief Operating Officer of Strouse since 1989. Prior to joining Strouse, Mr. Kniberg spent 23 years with Playtex Apparel, Inc. ("Playtex"), serving in various general management, marketing and sales positions. Immediately prior to joining Strouse, Mr. Kniberg held positions as Vice President/General Manager of Playtex Westfar International Division and for U.S. Private Label. In addition to appointing Mr. Kniberg as a director pursuant to the Capital Contribution Agreement, pursuant to the terms of an Employment Agreement between Mr. Kniberg and the Company, the Company has agreed to nominate Mr. Kniberg to the Board of Directors through the term of his Employment Agreement, currently expiring on December 31, 1998.

  DANIEL J. MIGLIO is the Chairman and Chief Executive Officer of Southern New England Telecommunications Corporation ("SNET"), a publicly-held telecommunications company. He has been employed by SNET since 1962 and has previously served as its President and the Senior Vice President of Finance and Planning. Mr. Miglio is the Chairman and Chief Executive Officer of Southern New England Telephone Company, a subsidiary of SNET.

  SHARON M. OSTER has been a Professor of Economics at the School of Organization and Management, Yale University since 1982. Ms. Oster is a director of two publicly-held companies, Health Care REIT, a real estate investment company, and TransPro, Inc., a manufacturer of automotive/industrial-related products.

BOARD OF DIRECTORS' COMMITTEES AND NOMINATIONS BY STOCKHOLDERS

   To select nominees for election as directors, the Board of Directors of the Company has appointed a Nominating Committee which, on August 28, 1997, made its nominations for the Annual Meeting. The Nominating Committee did not meet during the year ended June 30, 1997. The members of this committee were Messrs. Crawford and Kniberg and Ms. Oster. The Company's Amended Bylaws provide that to be eligible for nomination as a director of the Company, a person must be a resident of the State of Connecticut or have been previously a resident for at least three years. The Amended Bylaws further provide that nominations of persons for election to the Board of Directors may be made by the Board of Directors, or by any stockholder entitled to vote for the election of directors at the meeting who provides timely notice in writing to the Secretary of the Company and who complies with the requirement to set forth certain information specified in Article III, Section 13 of the Amended Bylaws concerning each person the stockholder proposes to nominate for election and the nominating stockholder. To be timely, notice must be delivered to, or mailed to and received at, the principal executive offices of the Company not less than 30 days nor more than 90 days prior to the date of the meeting, provided that at least 45 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders. Public disclosure of the date of the Annual Meeting was made by issuance of a press release on September 16, 1997. No stockholder nominations for directors have been submitted in connection with the Annual Meeting.

  The Board of Directors has appointed a standing Audit Committee, which during the year ended June 30, 1997 conducted two (2) meetings. The members of the Audit Committee were Mr. Fiscus, Mr. Warfel and Ms. Oster. The duties of the Audit Committee include reviewing the financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountants' letter to management concerning the effectiveness of the Company's internal financial and accounting controls, and reviews and recommends to the Board of Directors the firm to be engaged as the Company's independent accountants. The Audit Committee may also examine and consider such other matters relating to the financial affairs and operations of the Company as it determines to be appropriate.

  The Board of Directors of the Company also has appointed a Human Resources and Stock Option Committee comprised of three directors, which during the year ended June 30, 1997 conducted one (1) meeting. The Human Resources and Stock Option Committee reviews the salary structure and policies of the Company, administers the Company's stock option plan, selects the eligible persons to whom stock options or stock appreciation rights will be granted, and prescribes the terms and provisions of each such option or right. The members of the Human Resources and Option Committee during the year ended June 30, 1997 were Ms. Henley-Cohn and Messrs. Fiscus and Miglio.

   During the year ended June 30, 1997, the Board of Directors of the Company held eight (8) meetings. During fiscal 1997, none of the directors attended less than 75% of the total number of meetings of the Board of Directors and committees of which they were members, except for Ms. Oster who attended 70% of such meetings and Mr. Banducci who attended 69% of such meetings.

COMPENSATION OF DIRECTORS

  During each fiscal year, directors of the Company, other than officers, each receive a retainer of $6,000, payable in Common Stock. The Common Stock is payable in six month intervals and is valued based on its average market value during the ten days preceding the payment date. In addition to the retainer, the Chairman and the members of board committees receive $350 or $300, respectively, for each committee meeting attended. During the year ended June 30, 1997, the Company did not pay the retainer. Accordingly, the Company has accrued a $6,000 retainer for each non-employee director, or an aggregate of $40,000.

  Non-employee directors are eligible to receive grants of stock options under the Company's 1997 Employee and Director Stock Plan (the "1997 Stock Plan"). The 1997 Stock Plan provides for the automatic grant of non-qualified options to non-employee directors of the Company. Each non-employee director, upon first being elected to the Board of Directors, will receive an option to purchase 2,500 shares, which will vest after completion of one year of service on the Board of Directors, and each non-employee director serving on the Board of Directors on October 30, 1997 will receive an immediately exercisable option to purchase 2,500 shares. Additionally, the 1997 Stock Plan provides for a grant to each non-employee director on the date of his or her reelection (provided that the director has served as a director since his or her initial election) of an option to purchase 1,000 shares, which vests upon completion of one year of service on the Board of Directors. See "--Material Features of the 1997 Stock Plan."

                            EXECUTIVE OFFICERS

  The following table sets forth, as of October 1, 1997, the names of the Company's current executive officers who are not directors, their ages, and all positions held with the Company. All executive officers serve at the discretion of the Board of Directors, subject to Employment Agreements that the Company has entered into with each of the executive officers other than Mr. Topf. See "Executive Compensation--Employment Agreements."

                  NAME                  AGE        POSITION WITH COMPANY
                  ----                  ---        ---------------------
 Joyce I. Baran........................  50 Vice President of Merchandising
                                             and Design--Strouse
 Paul M. McDonald......................  44 Chief Financial Officer and Secre-
                                             tary--the Company;
                                             Chief Financial Officer and Sec-
                                             retary--Strouse
 Barry Topf............................  59 Vice President of Manufacturing--
                                             Strouse

  The principal occupations of the executive officers for the last five years are set forth below.

  JOYCE I. BARAN has served as Vice President of Merchandising and Design of Strouse since 1990. Prior to joining Strouse, Ms. Baran was the Director of Design and Merchandising for Ithaca Industries, Inc., an intimate apparel manufacturer, and prior to that spent 20 years with Warnaco Group, Inc., an apparel manufacturer, in design and other product-related positions.

  PAUL M. MCDONALD has been the Chief Financial Officer of the Company since November 1994. Mr. McDonald has been the Secretary of the Company since April 1994. In addition, Mr. McDonald has been the Chief Financial Officer and a Director of Strouse since 1989 and the Secretary of Strouse since September 1995. Prior to joining Strouse, Mr. McDonald was the Controller for Playtex's European operations.

  BARRY TOPF has been the Vice President of Manufacturing of Strouse since October 1996. From April 1994 to October 1996, Mr. Topf was a consultant and worked on operating and planning projects related to manufacturing for various companies, including Nantucket ("Guess") Industries and Natori. From September 1991 to April 1994, Mr. Topf was the Senior Vice President of Operations of Warners, a division of Warnaco, Inc.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain information for the periods indicated regarding cash and other compensation paid to, earned by, or awarded to the Company's Chief Executive Officer and certain other executive officers of the Company (collectively, the "Named Officers") whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 1997.

                      SUMMARY COMPENSATION TABLE (1)

                                                             LONG TERM
                                  ANNUAL COMPENSATION      COMPENSATION
                                  -----------------------  -------------
                                                              OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR SALARY $    BONUS $ (2)  AWARDED (3) # COMPENSATION $ (4)
---------------------------  ---- --------    -----------  ------------- ------------------
John J. Crawford........     1997 $ 60,000(5)   $     0            0           $    0
 President, Chief            1996   60,000(5)         0            0                0
 Executive Officer and       1995   60,000(5)         0       20,000                0
 Chairman of the Board--
 the Company
Alfred A. Kniberg.......     1997  162,816            0            0            2,225
 President and Chief         1996  162,816            0            0            2,077
 Operating Officer--         1995  162,816        5,634        2,545            1,810
 Strouse
Joyce Baran.............     1997  160,000            0            0            2,001
 Vice President              1996  131,900            0            0            1,660
 Merchandising and           1995  127,952        4,219        1,905            1,775
 Design-- Strouse
Paul McDonald...........     1997  108,947       20,000(6)         0            1,408
 Chief Financial Officer     1996  108,947            0            0            1,520
 and Secretary--the          1995  108,947        3,770        1,703            1,284
 Company; Chief
 Financial Officer and
 Secretary--Strouse

--------

(1) The Capital Contribution Agreement provides that Messrs. Kniberg and McDonald and Ms. Baran, as former stockholders of Strouse (together with others, the "Former Strouse Stockholders"), are entitled to additional consideration, the amount of which is based upon the future net income before interest, dividends and income taxes of Strouse ("EBIT") for the twelve-month periods ended August 31, 1994, August 31, 1995 and August 31, 1996. The Summary Compensation Table does not include such additional consideration paid in the fiscal year ended June 30, 1995 to the Former Strouse Stockholders as former stockholders of Strouse. No such additional consideration was paid to the Former Strouse Stockholders for the twelve-month periods ended August 31, 1995 and August 31, 1996 because Strouse did not achieve the EBIT targets for such twelve-month periods.

(2) Pursuant to the terms of the Employment Agreements, if a specified level of Strouse Pre-Tax Income (as defined below) was achieved in fiscal 1997, the Named Officers, excluding Mr. Crawford, could have received bonuses for fiscal 1997. However, Strouse did not achieve the Strouse Pre-Tax Income target and such bonuses were not paid. Amounts of bonuses for the fiscal year ended June 30, 1995 for Messrs. Kniberg and McDonald and for Ms. Baran reflect bonuses earned for the months of July and August 1994. See "Executive Compensation--Employment Agreements."

(3) Options awarded to Mr. Crawford are options to purchase Common Stock. Options awarded to all other Named Officers are options (the "ASI Options") to purchase common stock of ASI (the "ASI Common Stock"). Contemporaneously with the award of any ASI Option, the Named Officers are issued an identical number of warrants by the Company that enable the Named Officers, after the exercise of the ASI Options, to convert each share of ASI Common Stock into one share of Common Stock after January 1, 1999 for no additional consideration. ASI Options are awarded in each fiscal year pursuant to the terms of the Employment Agreements. See "Executive Compensation--Employment Agreements."

(4) Other compensation for the Named Officers, excluding Mr. Crawford, is comprised of the following: in fiscal 1997, $650, $120 and $471 paid for term life insurance premiums and an estimated $1,575, $1,288 and $1,530 to be paid as a matching contribution pursuant to the Strouse Cash or Deferral Profit Sharing Plan (the "Plan") for Messrs. Kniberg and McDonald and Ms. Baran, respectively.

(5) In fiscal 1997, salary includes $20,000 in shares of Common Stock to be issued to Mr. Crawford. In fiscal 1996, salary includes $20,000 in shares of Common Stock to be issued to Mr. Crawford. In fiscal 1995, salary includes 4,405 treasury shares of Common Stock issued to Mr. Crawford as salary. The fair market value of the 4,405 shares on the date of grant was $20,000.

(6) In fiscal 1997, the Company paid Mr. McDonald a $20,000 bonus in recognition of certain additional services rendered to the Company by Mr. McDonald. The payment of this bonus was not pursuant to the terms of Mr. McDonald's Employment Agreement.

                    OPTION GRANTS IN LAST FISCAL YEAR

  There were no stock options granted to the Named Officers during the Company's last fiscal year.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                  VALUES

  The following table sets forth certain information regarding unexercised stock options held as of June 30, 1997, by the Named Officers. No stock options were exercised by the Named Officers during the past fiscal year.

                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                             OPTIONS AT FY-END (1) (#)     AT FY-END (2) ($)
                             ------------------------- -------------------------
            NAME             EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
            ----             ----------- ------------- ----------- -------------
John J. Crawford............   32,500           0            0            0
Alfred A. Kniberg...........    2,545           0            0            0
Joyce Baran.................    1,905           0            0            0
Paul McDonald...............    1,703           0            0            0

--------

(1) Options awarded to Mr. Crawford are options to purchase Common Stock. Options awarded to all other Named Officers are ASI Options to purchase ASI Common Stock. Contemporaneously with the award of any ASI Option, the Named Officers are issued an identical number of warrants by the Company that enable the Named Officers, after the exercise of the ASI Options, to convert each share of ASI Common Stock into one share of Common Stock after April 12, 1996 for no additional consideration. ASI Options are awarded in each fiscal year pursuant to the terms of the Employment Agreements. See "Executive Compensation--Employment Agreements."

(2) All of the options held by the Named Officers have exercise prices that are greater than the fair market value of the Common Stock as of June 30, 1997, which was $3.125 per share. Such options are not "in-the-money" and their value is, therefore, zero. Since the ASI Common Stock is convertible into Common Stock for no additional consideration, the closing bid price per share of the Common Stock on June 30, 1997 has been used as the market price of the ASI Common Stock on June 30, 1997.

EMPLOYMENT AGREEMENTS

  In connection with the Acquisition, the Company entered into Employment Agreements (the "Employment Agreements") in 1994 with Messrs. Kniberg and McDonald and Ms. Baran. In 1995 and 1996, the Company agreed to amend Ms. Baran's Employment Agreement and in 1997 the Company agreed to amend all of the Employment Agreements. Pursuant to the Employment Agreements, such officers currently receive base salaries of $172,816, $149,000 and $168,000, respectively. The Employment Agreements are for five year terms ending in 1999. In addition to providing for base annual salaries, such agreements provide for an annual cash bonus and stock option to purchase Common Stock of ASI (the "ASI Common Stock"), if certain levels of pre-tax income for Strouse ("Strouse Pre-Tax Income") are achieved. In fiscal 1997, the minimum and maximum levels of Strouse Pre-Tax Income required in order for the employees to receive the minimum and maximum cash bonus and stock option under the Employment Agreements was $867,487 and $1,156,650, respectively. The annual bonus increases proportionately from 20% of salary for achieving the minimum level of Strouse Pre-Tax Income to 50% of salary for achieving the maximum level of Strouse Pre-Tax Income. The annual stock option increases proportionately from 4,000 shares of ASI Common Stock for achieving the minimum level of Strouse Pre-Tax Income to 10,000 shares for achieving the maximum level of Strouse Pre-Tax Income. The stock options will be exercisable at the market price on the date that they are granted. The stock options will be distributed equally among the three employees. Strouse did not achieve the minimum level of Strouse Pre-Tax Income in fiscal 1997. The Employment Agreements also provide that if an employee's employment is terminated without cause, then the Company will pay the employee a severance pay equal to one year's salary and bonus, payable in twelve monthly installments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           STOCK OWNED BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

  The following table sets forth, as of September 24, 1997, certain information regarding beneficial ownership of the Common Stock and the Preferred Stock by: (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of either the Common Stock or the Preferred Stock; (ii) each director of the Company; (iii) each executive officer of the Company who is a Named Officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares and the address for each such person is The Aristotle Corporation, 78 Olive Street, New Haven, Connecticut. In preparing the following table, the Company has relied on information furnished by such persons.

                               NUMBER OF SHARES
                               OF CAPITAL STOCK              PERCENT OF CLASS AND
                            BENEFICIALLY OWNED (1)             VOTING POWER (2)
                            ----------------------------    ------------------------
5% STOCKHOLDERS, DIRECTORS    COMMON         PREFERRED      COMMON  PREFERRED VOTING
  AND EXECUTIVE OFFICERS      STOCK            STOCK        STOCK     STOCK   POWER
--------------------------  -----------     ------------    ------  --------- ------
5% Stockholders:
 Howell Resource
   Partners (3)..........             0          82,237       *  %    42.07%   6.36%
 David S. Howell.........         1,075 (4)      82,237(5)    *       42.07    6.44
 Ann-Marie Howell........         1,075 (6)      82,237(5)    *       42.07    6.44
 Alfred A. Kniberg.......             0          58,274       *       29.81    4.51
 Paul McDonald...........             0          19,532(7)    *        9.99    1.51
Directors:
 John J. Crawford........        78,929 (8)           0      6.98         *    5.95
 Barry R. Banducci.......         7,260 (9)           0       *           *       *
 Robert L. Fiscus........         8,560(10)           0       *           *       *
 Betsy Henley-Cohn.......        29,600(11)           0      2.69         *    2.29
 Daniel J. Miglio........         8,360(12)           0       *           *       *
 Sharon M. Oster.........        33,080(13)           0      3.01         *    2.55
 John C. Warfel..........         5,653(14)           0       *           *       *
Named Officers (excluding
  Messrs. Crawford,
  Kniberg and McDonald):
 Joyce Baran.............             0           4,797       *        2.45       *
                            -----------      ----------     -----     -----   -----
 All Executive Officers
   and Directors as a
   group (15) (10
   persons)..............       166,442          82,603     14.64     42.25   18.69
                            ===========      ==========     =====     =====   =====

--------

 * Less than 1%

(1) The table does not include warrants (the "Warrants") issued by the Company to Howell Resource Partners ("HRP"), Alfred A. Kniberg, Paul McDonald, and Joyce Baran as former stockholders of Strouse in connection with the Acquisition. The Warrants permit HRP, Messrs. Kniberg and McDonald and Ms. Baran to exchange the ASI Common Stock and preferred stock of ASI held by them for an aggregate of 172,382 shares of Common Stock at times between January 1, 1999 and January 1, 2003. The table includes the $6,000 retainer that is payable in Common Stock to each of the six (6) non-employee directors for fiscal 1997. If the retainer for fiscal 1997 were paid on September 8, 1997, each non-employee director would have received 1,883 shares of Common Stock, or .15% of the total voting power of the Company's capital stock.

(2) Percentages are calculated by including as part of the total number of issued and outstanding shares of Common Stock those stock options which are currently exercisable by the individual whose share ownership percentage is being calculated, in accordance with the applicable securities regulations.

(3) HRP is a general partnership whose general partners are David S. Howell and Ann-Marie Howell. HRP is the direct beneficial owner of such 82,237 shares. The address of HRP and Mr. and Mrs. Howell is 151 River Road, Essex, Connecticut.

(4) Includes 1,000 shares held by Mr. Howell jointly with his wife, Ann-Marie Howell; and 75 shares held by Mr. Howell's step-son, Eric M. Hines. Mr. Howell disclaims beneficial ownership of the 75 shares held by his step-son.

(5) Mr. Howell and Mrs. Howell are the general partners of HRP (discussed in footnote 3 above), and have the power to vote the 82,237 shares. Mr. Howell and Mrs. Howell therefore share voting and dispositive power with respect to the 82,237 shares and are indirect beneficial owners of such shares.

(6) Includes 1,000 shares held by Mrs. Howell jointly with her husband, David
    S. Howell; and 75 shares held by Mrs. Howell's son, Eric M. Hines. Mrs. Howell disclaims beneficial ownership of the 75 shares held by her son.

(7) Includes 16,659 shares held by Mr. McDonald directly and 2,873 shares held by Janney Montgomery Scott, Inc. under a custodial agreement for Mr. McDonald's benefit. Mr. McDonald disclaims beneficial ownership of the 2,873 shares held by Janney Montgomery Scott, Inc.

(8) Includes 36,799 shares held by Mr. Crawford directly; 5,000 shares held in trust for which Mr. Crawford serves as custodian with power to vote the shares; 4,580 shares held in his wife's name; 50 shares held in the name of his daughter; and stock options, which are currently exercisable, to purchase 32,500 shares.

(9) Includes 6,302 shares held by Mr. Banducci directly; and stock options, which are currently exercisable, to purchase 958 shares.

(10 Includes 7,123 shares held by Mr. Fiscus directly; and stock options, which are currently exercisable, to purchase 1,437 shares.

(11) Includes 6,302 shares held by Ms. Henley-Cohn directly; 14,340 shares held in trusts in which Mrs. Henley-Cohn has the power to vote the shares; 8,000 shares held equally by Ms. Henley-Cohn's son and daughter, 5,000 of which are disclosed in footnote 8 above as part of Mr. Crawford's shares held in trust for which Mr. Crawford serves as custodian with power to vote the shares; and stock options, which are currently exercisable, to purchase 958 shares.

(12) Includes 6,923 shares held by Mr. Miglio directly; and stock options, which are currently exercisable, to purchase 1,437 shares.

(13) Includes 8,743 shares held by Ms. Oster directly and 22,900 held by Ms. Oster's husband; and stock options, which are currently exercisable, to purchase 1,437 shares.

(14) Includes 5,174 shares held by Mr. Warfel directly; and stock options, which are currently exercisable, to purchase 479 shares.

(15) In addition to the foregoing capital stock of the Company, HRP, Messrs. Kniberg and McDonald and Ms. Baran own 24,446, 18,832, 7,397 and 3,302 shares of ASI Common Stock, respectively (assuming that all of the ASI Options held by such individuals are exercised). HRP and Mr. Kniberg own 2.1% and 1.6%, respectively, of the ASI Common Stock. None of the other stockholders owns more than 1% of the ASI Common Stock. HRP, Messrs. Kniberg and McDonald and Ms. Baran also own 72,784, 45,599, 13,565 and 3,436 shares of preferred stock of ASI, respectively, representing 45.3%, 28.4%, 8.5%, and 2.1%, respectively, of the issued and outstanding preferred stock of ASI. Pursuant to the Warrants described in footnote 1, the ASI Common Stock and the ASI Preferred Stock may be exchanged for Common Stock at various times between January 1, 1999 and January 1, 2003. Assuming that all of the ASI Preferred Stock and the ASI Common Stock were converted to Common Stock, as of September 24, 1997 (even though all of such ASI stock is not currently convertible), HRP, Mr. Howell, Mrs. Howell, Mr. Kniberg, Mr. McDonald and Ms. Baran would own 10.22%, 10.29%, 10.29%, 5.92%, 2.13%, and .64% of the total voting power of the Company's capital stock.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following are filed as part of this report:

  (1) Financial Statements:
      Consolidated Balance Sheets...........................................   9
      Consolidated Statements of Operations.................................  10
      Consolidated Statements of Changes in Stockholders' Equity............  11
      Consolidated Statements of Cash Flows.................................  12
      Notes to Consolidated Financial Statements............................  13
      Report of Independent Public Accountants..............................  30

  (2) Financial Statement Schedules:
      Report of Independent Public Accountants on Schedules................. S-1
      Schedule I--Condensed Financial Information of the Registrant......... S-2
      Schedule II--Valuation and Qualifying Accounts........................ S-5

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

                                                 Date: May 12, 1998

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

                                                 Date: May 12, 1998

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