Form 10-K
period 1998-06-30
ARISTOTLE CORP
filed 1998-09-28
CIK 790071

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                  27 ELM STREET, NEW HAVEN, CONNECTICUT 06510
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (203) 867-4090
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE

                               ----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of September 8, 1998, the aggregate market value of the Common Stock outstanding of The Aristotle Corporation held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,431,172, based on the closing price as reported by the Nasdaq Stock Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           THE ARISTOTLE CORPORATION

                               TABLE OF CONTENTS

Selected Consolidated Financial Data.......................................   3
Management's Discussion and Analysis of Financial Condition and Results of
 Operations................................................................   4
Consolidated Financial Statements..........................................  10

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  The following are selected consolidated financial data for The Aristotle Corporation ("Aristotle"), Aristotle Sub, Inc. ("ASI"), and The Strouse, Adler Company ("Strouse") on a consolidated basis for the fiscal years ended June 30, 1994, 1995, 1996, 1997 and 1998. Aristotle formed ASI in 1993 and acquired Strouse (the "Strouse Acquisition") in 1994. On January 2, 1998, ASI was merged into Aristotle (the "ASI Merger"). On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale"). On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc." All references herein to the "Company" include Aristotle, Strouse and ASI. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                     FISCAL YEARS ENDED JUNE 30,
                          -----------------------------------------------------
                            1994       1995       1996       1997       1998
                          ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:
Operating expenses:
 General and adminis-
  trative...............  $     957  $     589  $     609  $     649  $     685
 Nonrecurring tax claim
  contingency fee.......        --         --         --         --         480
                          ---------  ---------  ---------  ---------  ---------
   Operating loss.......       (957)      (589)      (609)      (649)    (1,165)
Other income (expense):
 Investment and inter-
  est income............        294        321        312        146        151
 Interest expense.......        --         --          (4)        (9)        (5)
                          ---------  ---------  ---------  ---------  ---------
 Loss from continuing
  operations before in-
  come taxes and minor-
  ity interest..........       (663)      (268)      (301)      (512)    (1,019)
Benefit from (provision
 for) income taxes(1)...         20        (25)     1,626        (32)     1,182
                          ---------  ---------  ---------  ---------  ---------
 Income (loss) from
  continuing operations
  before minority in-
  terest................       (643)      (293)     1,325       (544)       163
Minority interest.......         48        219        215        175         72
                          ---------  ---------  ---------  ---------  ---------
   Income (loss) from
    continuing opera-
    tions...............       (691)      (512)     1,110       (719)        91
Discontinued operations:
 Income (loss) from op-
  erations of The
  Strouse, Adler Compa-
  ny....................        512       (386)       358        732        624
 Gain on sale of The
  Strouse, Adler Com-
  pany (less applicable
  income taxes of
  $1,000)...............        --         --         --         --         873
                          ---------  ---------  ---------  ---------  ---------
   Net income (loss)....       (179)      (898)     1,468         13      1,588
Preferred dividends.....        --         --         --         --         126
                          ---------  ---------  ---------  ---------  ---------
   Net income (loss)
    available to common
    shareholders........  $    (179) $    (898) $   1,468  $      13  $   1,462
                          =========  =========  =========  =========  =========
DILUTED EARNINGS PER
 COMMON SHARE:
Continuing operations...  $   (0.63) $   (0.47) $    0.92  $   (0.65) $   (0.03)
Discontinued operations.       0.47      (0.36) $    0.25  $    0.66  $    0.54
Gain on sale of discon-
 tinued operations......        --         --         --         --   $    0.75
                          ---------  ---------  ---------  ---------  ---------
   Net income...........  $   (0.16) $   (0.83) $    1.17  $    0.01  $    1.26
                          =========  =========  =========  =========  =========
Weighted average shares
 outstanding(2).........  1,091,593  1,085,757  1,440,274  1,100,700  1,151,920
CONSOLIDATED BALANCE
 SHEET DATA:
Total assets............     23,162     26,820     23,795     20,381     14,582
Stockholders' equity....      5,805      4,996      6,530      6,511      8,455
Long-term debt..........        251     10,274      2,097      1,670        --

--------
(1) Income tax benefit for the year ended June 30, 1996 reflects a $1,650 benefit related to the settlement of the Federal Deposit Insurance Corporation's claims. Income tax benefit for the year ended June 30, 1998 reflects a tax refund received resulting from a tax loss carryback claim.

(2) The number of shares outstanding has been adjusted to reflect the one for ten reverse stock split that was effective on May 11, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

GENERAL

  This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the fiscal year ended June 30, 1998, as compared to the year ended June 30, 1997, and the fiscal year ended June 30, 1997, as compared to the year ended June 30, 1996. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

  On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale"). Accordingly, Aristotle is no longer in the business of designing, manufacturing and marketing women's intimate apparel. Aristotle is currently seeking to acquire one or more operating companies.

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

 Fiscal Year Ended June 30, 1998 as Compared to the Year Ended June 30, 1997

  The Company's general and administrative expenses for the fiscal year ended June 30, 1998 increased 6% to $685,000 compared to $649,000 for the prior fiscal year. The increase was primarily due to increased directors compensation.

  The Company incurred a contingency fee of $480,000 for the fiscal year ended June 30, 1998 which resulted from an agreement entered into in connection with the income tax refund received during the fiscal year. See the income tax discussion below.

  Investment and interest income was $151,000 and $146,000 for the twelve months ended June 30, 1998 and 1997, respectively. The income for the twelve months ended June 30, 1998 and 1997 was principally generated by short-term cash investments, restricted and unrestricted long-term investments in corporate bonds and the investment of funds held in the Strouse Escrow Account that was established in connection with the Strouse Acquisition and was subject to an escrow and pledge agreement with the Former Strouse Stockholders.

  Interest expense for the twelve months ended June 30, 1998 decreased to $5,000 from $9,000 in the corresponding twelve months ended June 30, 1998. The interest was generated by borrowings on a line of credit agreement that bore interest at prime. The balance was paid in January 1998 and the agreement was terminated on August 31, 1998.

  The income tax benefit for the twelve months ended June 30, 1998 was $1,182,000 compared to a provision of $32,000 for the twelve months ended June 30, 1997. During the twelve months ended June 30, 1998, the Company received a tax refund of $1,919,000 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, during the twelve months ended June 30, 1998, the Company recorded a minimum state tax provision. The income tax provision for the twelve months ended June 30, 1997 reflected minimum state taxes as any federal tax obligation was sheltered by the utilization of net operating loss carryforwards.

  Minority interest expense was $72,000 and $175,000 for the twelve months ended June 30, 1998 and 1997, respectively. The minority interest expense was due to preferred dividends paid or accrued on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Strouse Acquisition. In January 1998, upon consummation of the ASI Merger, the ASI Preferred Stock was converted into Series F, G and H Aristotle Preferred Stock.

  Preferred dividends were $126,000 for the twelve months ended June 30, 1998. Preferred dividends represent dividends paid or accrued during the twelve months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement between the Company and Geneve Corporation (the "Preferred Stock Purchase Agreement"). The Series F, G and H Aristotle Preferred Stock was issued in connection with the ASI Merger.

RESULTS OF DISCONTINUED OPERATIONS OF THE COMPANY

 Fiscal Year Ended June 30, 1998 as Compared to the Year Ended June 30, 1997

  Income from the operations of The Strouse, Adler Company was $624,000 for the twelve months ended June 30, 1998 versus $732,000 for the twelve months ended June 30, 1997. The decrease of $108,000 was primarily due to a 31% increase in selling costs partially offset by the increased gross profit generated by a 22% net sales increase. The selling cost increase reflected increased investment spending in advertising and merchandising to support current and future business growth.

  Gain on the sale of Strouse of $873,000 reflects gross proceeds of $21,500,000 (which is subject to purchase price adjustment based on the final net book value of Strouse on June 30, 1998, as defined) offset by the net book value of Strouse assets and liabilities of $18,397,000 and estimated taxes and transaction costs of $2,230,000.

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

  The Company's gross profit for the year ended June 30, 1997 increased to $6,021,000 from $5,669,000 for the prior year, and the gross margin percentage increased to 27.6% from 23.6%. The increase in gross profit and gross margin percentage was principally a result of lower per unit costs resulting from increases in production levels primarily relating to the implementation of new product lines, the stabilization of raw material costs, lower production costs resulting from a reduction in production rates charged by the Company's Dominican subcontractor and a consolidation of Strouse's production to locations with lower costs. Raw material components, consisting primarily of wide fabrics, lace, elastic and accessories, represent approximately 44% of the Company's total product costs. Costs of raw materials decreased 0.2% in fiscal 1997 and increased 1.8% in fiscal 1996.

  Operating expenses include selling, general and administrative, and product development expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 1997 were $4,661,000 versus $4,520,000 for the year ended June 30, 1996. The $141,000, or 3%, increase was principally a result of increases in advertising costs partially offset by decreases in administrative personnel, sales commissions and stockholder expenses. Product development costs for the Company for the fiscal year ended June 30, 1997 were $584,000, compared to $523,000 for the corresponding period in 1996. Product development costs primarily include compensation of Company personnel and were incurred by Strouse. All products were designed internally in Strouse's New Haven and New York design centers. The $61,000, or 12%, increase in costs reflects Strouse's continued investment in the product development process through increases in staffing in Strouse's design centers.

  Other income includes investment and interest income and interest expense. Investment and interest income was $146,000 and $312,000 for the fiscal year ended June 30, 1997 and 1996, respectively. Investment and interest income in 1997 was principally generated by the Strouse Escrow Account, Aristotle's pledge of $500,000 to secure its guarantee of the Credit Facilities with BankBoston and short-term cash investments. The $166,000 reduction in investment and interest income was primarily a result of the fiscal 1997 payment to the FDIC of approximately $3,760,000 from the FDIC Escrow Accounts in connection with the FDIC Settlement.

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

  Minority interest expense was $187,000 for the fiscal year ended June 30, 1997, versus $231,000 for the year ended June 30, 1996. The minority interest expense is principally due to preferred dividends paid and accrued during the year on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Strouse Acquisition. The preferred dividends decreased as a result of the exercise of the Put Right which resulted in fewer shares of ASI Preferred Stock being outstanding during 1997.

LIQUIDITY AND CAPITAL RESOURCES

  During fiscal 1998, cash required to fund the working capital needs of Strouse was supplied principally through a line-of-credit facility and term loan facility with BankBoston (as successor to Bank of Boston, Connecticut), trade credit and internally generated funds. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale"). In connection with the Strouse Sale, Strouse terminated its credit facilities with BankBoston.

  During fiscal 1998, cash required to fund the operations of Aristotle was supplied primarily through the sale of the Series E Preferred Stock to Geneve Corporation pursuant to the Preferred Stock Purchase Agreement, the Internal Revenue Service (the "IRS") tax refund, earnings generated from investments, interest payable to Aristotle pursuant to certain notes from certain officers of Strouse and amounts received from Strouse in connection with a tax sharing agreement between Aristotle and Strouse.

  The Company utilized cash of $1,174,000 from operations during the fiscal year ended June 30, 1998 and utilized cash of $459,000 from operations for the fiscal year ended June 30, 1997. During fiscal 1998, the utilization of cash from operations was principally the result of the income generated by operations, depreciation and amortization and an increase in accrued tax reserves partially offset by an increase in inventories and a decrease in accounts payable. During fiscal 1997, the utilization of cash from operations was principally the result of increases in accounts receivables and inventories partially offset by depreciation and amortization and an increase in accounts payable.

  Investment activities provided $10,957,000 for the Company for the fiscal year ended June 30, 1998 and provided $515,000 for the Company for the fiscal year ended June 30, 1997. During fiscal 1998, the generation of cash was primarily provided from proceeds from the Strouse Sale and proceeds from the sale of the Series E Preferred Stock partially offset by the redemption of ASI Preferred Stock. During fiscal 1997, the primary generation of cash from investing activities was the $5,760,000 sale of marketable securities that were withdrawn from the FDIC Escrow Accounts in connection with the FDIC Settlement, offset by the payment of $3,760,000 from the FDIC Escrow Accounts in connection with the FDIC Settlement. The Company also used $530,000 to fund the redemption of the ASI Preferred Stock. During 1997, the Company also utilized $707,000 of its cash from investing activities to fund an account pledged to BankBoston, which secured Aristotle's guarantee of the Credit Facilities, and to restore the Strouse Escrow Accounts.

  Financing activities provided $2,349,000 for the Company for the fiscal year ended June 30, 1998 and utilized $16,000 for the fiscal year ended June 30, 1997. Funds provided in fiscal 1998 were generated from borrowings under the line of credit and were used to fund the working capital needs of Strouse. Funds utilized during fiscal 1997 were primarily a result of $793,000 of payments of its notes payable partially offset by additional borrowing under the line of credit. In addition in 1997, Aristotle repurchased 6,000 shares of its Common Stock in the open market for approximately $22,000.

  In connection with the Strouse Acquisition in April 1994, ASI issued to the Former Strouse Stockholders 245,381 shares of ASI Preferred Stock, 33,424 shares of ASI common stock and options to purchase an additional 35,208 shares of ASI common stock. Under the charter provisions in effect at the time of the Strouse Acquisition, the Former Strouse Stockholders had the right to require that ASI repurchase each share of ASI Preferred Stock for $10.00 per share, plus any accrued but unpaid dividends at various dates beginning in April 1996 (the "Put Right"). Prior to the Put Right becoming exerciseable, the holders of the ASI Preferred Stock were entitled to quarterly dividends of 8.9% per annum. Once the Put Right became exerciseable, the dividends ceased. In order to exercise the Put Right, a Former Strouse Stockholder was required to sell an equal number of shares of Series A, B, and C Aristotle Preferred Stock to Aristotle for $.001 per share. The payment of the repurchase price pursuant to the Put Right was partially secured by the Strouse Escrow Account.

  During fiscal 1997 and 1996, certain of the Former Strouse Stockholders, including certain executive officers of the Company, exercised their Put Right and received aggregate consideration of $530,000 and $207,000 in exchange for 52,989 and 20,175 shares of ASI Preferred Stock, respectively. In addition, in October 1996, pursuant to the terms of an employment agreement between a former executive officer of Strouse and the Company, upon the voluntary termination of such officer's employment, the former executive officer was obligated to sell to the Company, for nominal consideration, 1,178 shares of ASI Preferred Stock. Accordingly, at June 30, 1997, there were 170,499 shares of ASI Preferred Stock outstanding.

  In September 1997, the Company and the Former Strouse Stockholders who continued to hold ASI Preferred Stock agreed to delay the exercise of the remaining Put Rights and to modify certain other agreements entered into at the time of the Strouse Acquisition (the "1997 Modifications"). Under the 1997 Modifications, during fiscal 1998 the Former Strouse Stockholders surrendered to ASI 10,000 shares of ASI Preferred Stock in exchange for the cancellation of an aggregate of $100,000 owed by these Former Strouse Stockholders to the Company under loans extended to these Former Strouse Stockholders by the Company in connection with the Strouse Acquisition (the "Acquisition Loans"). The Put Right for the remaining 160,499 shares of ASI Preferred Stock was also amended whereby 80,000 shares were redeemed on January 1, 1998 and 40,249 and 40,250 shares would be redeemable on January 1, 1999 and January 1, 2000, respectively.

  In addition, under the 1997 Modifications, the maturity dates on the Acquisition Loans were extended such that $104,000 of the outstanding balance would be due and payable on January 1, 1999, and the remaining $104,000 would be due and payable on January 1, 2000. The Former Strouse Stockholders also agreed to release $400,000 from the Strouse Escrow Account on January 1, 1998 which was used to partially fund the redemption of 80,000 shares of ASI Preferred Stock as well as to the release of $200,000 and $100,000 as of January 1, 1999 and January 1, 2000, respectively, to help satisfy the Company's additional Put Right obligations.

  In connection with the Strouse Acquisition, Aristotle also issued an aggregate of 270,379 shares of $.001 par value voting Redeemable Preferred Stock, Series A, B, C and D, which shares did not have the right to receive dividends and did not share in the proceeds from any liquidation of the assets of Aristotle. The Aristotle Series A, B, C and D Preferred Stock had one vote per share with respect to all matter other than the election of directors and auditors. During fiscal 1997 and 1996, an aggregate of 54,167 and 20,715 shares, respectively, shares of Series A, B, C and D Preferred Stock were redeemed at $.001 per share in connection with the fiscal 1997 and 1996 Put Rights and 1997 employment termination. Accordingly, at June 30, 1997, an aggregate of 195,497 shares of Aristotle Series A, B, C and D Preferred Stock was outstanding.

  On January 2, 1998, ASI was merged into Aristotle (the "ASI Merger"). As a result of the ASI Merger, all of the remaining 195, 497 shares of Series A, B, C and D Aristotle Preferred Stock owned by the Former Strouse Stockholders were repurchased by Aristotle for $.001 per share and all of the remaining 80,499 outstanding shares of ASI Preferred Stock were converted into Series F, G and H Aristotle Preferred Stock which continue to accrue an 8.9% per annum dividend. As of June 30, 1998, a total of 80,499 shares of Series F, G and H

Aristotle Preferred Stock were currently outstanding. Pursuant to the Series F, G and H Aristotle Preferred Stock redemption features, 40,249 shares of Series F, G and H were to be redeemable on January 1, 1999, at $10.00 per share, and 40,250 shares of Series F, G and H were to be redeemable on January 1, 2000, at $10.00 per share. However, as a result of the Strouse Sale, the Former Strouse Stockholders may require Aristotle to immediately repurchase the Series F, G and H Aristotle Preferred Stock. If the holders of the Series F, G and H Preferred Stock elect not to redeem this preferred stock, the holders may elect to convert each such share into 1.667 shares of Aristotle Common Stock, subject to certain adjustments.

  In addition, as a result of the ASI Merger, the ASI options were converted into 35,208 options to purchase Aristotle Common Stock and the ASI common stock was converted into 33,424 shares of Aristotle Common Stock.

  Aristotle is actively working to acquire one or more operating companies. In the meantime, Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

RECENT DEVELOPMENTS

  On June 30, 1998, Aristotle consummated the previously reported sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale") for an aggregate purchase price of $21,500,000, subject to purchase price adjustment based on the final net book value of Strouse on June 30, 1998, as defined. The net proceeds to Aristotle of the Strouse Sale were approximately $8,700,000. Aristotle is currently seeking to acquire one or more operating companies.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate one or more acquisitions; (ii) the ability of Aristotle to maintain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage any to be acquired companies; and (v) general economic conditions. As a result, Aristotle's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

INCOME TAXES

  At June 30, 1998, Aristotle had $55,400,000 of federal net operating loss carryforwards which expire through 2012 and $1,000,000 of state net operating loss carryforwards which expire through 2002.

  In September, 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000,000 with respect to its stock in the First Constitution Bank (the "Bank") which previously was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. As a result of such amended returns, the Company has also claimed tax refunds of approximately $10,000,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $32,000,000 and the Company's aggregate Federal net operating loss deduction would be reduced from $55,400,000 to $33,400,000.

  During fiscal 1998, the Company filed a carryback claim related to its 1996 tax year. In connection therewith, the Company received $1,919,000 for which the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve. In addition, upon receipt of such refund, the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim.

  On its return for 1992 as originally filed, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April 1992 as guidance for the application of Section 597 of the Internal Revenue Code of 1986, as amended and under Section 1.1502-20(g)(1) of the Federal Income Tax Regulations to (i) disaffiliate from the former Bank for Federal income tax purposes and (ii) reattribute net operating losses of the former Bank in excess of $81,000,000 to the Company. The application of the tax law with respect to the Company's election to disaffiliate from the former Bank and to reattribute the former Bank's net operating losses to the Company is not certain and, therefore, there is no assurance that the Company could succeed to any of the former Bank's net operating losses. Moreover, the reattribution to the Company of the former Bank's net operating losses may be limited if the position taken by the Company on its amended returns is allowed.

  The Company's 1992 and 1996 amended returns and carryback claims are in the process of being reviewed by the Internal Revenue Service and there can be no assurance that they will be allowed. In addition, there is no assurance that the Company will be entitled to any net operating loss carryforward arising from, or with respect to its interest in the former Bank. Even if the Company is entitled to any net operating loss carryforward arising from, or with respect to its interest in, the former Bank, its ability to utilize such carryforward is dependent upon many factors including (i) the realization of taxable income by the Company, and (ii) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company would be significantly reduced or eliminated. Accordingly, neither the refund claim nor the future benefit of these remaining net operating loss carryforwards have been reflected as tax assets in the accompanying consolidated financial statements.

  The Company believes, assuming that the Former Strouse Stockholders currently own the maximum number of shares of Common Stock of Aristotle they could acquire through the exercise of their various rights and options in the Strouse Acquisition and ASI Merger and Geneve Corporation currently own the maximum number of shares of Common Stock of Aristotle it could acquire through the conversion of the Series E Preferred Stock, that the Company has not undergone an ownership change within the meaning of Section 382 of the Code. During the period which the Company has an unutilized federal net operating loss carryforward, which may be for many years into the future, particularly if the Company does succeed to a significant portion of the former Bank's net operating loss carryforward, it will be necessary for the Company to determine whether an ownership change has occurred each time a new or existing stockholder becomes a 5% stockholder or an existing 5% stockholder increases its ownership interest. Except with respect to the Former Strouse Stockholders and Geneve Corporation, the Company does not know of any stockholders who currently own or would own, upon the exercise of options or warrants, five percent or more of the Common Stock. At a special meeting of stockholders held on April 8, 1994, the stockholders voted to restrict certain share transfers because they could affect the Company's ability to use its net operating losses under Section 382.

  For state tax purposes the election to re-attribute the losses of the former Bank to the Company is not applicable and it is unlikely that the Company will obtain any Connecticut tax loss carryforwards as a result of its disposition of the former Bank.

YEAR 2000 ISSUE

  In 1997, Aristotle began, for all of its computer systems, a Year 2000 conversion project to address all necessary code changes, testing and implementation. The Year 2000 conversion project has been completed. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                            1998       1997
                                                          ---------  ---------
                         ASSETS
                         ------
Current assets:
 Cash and cash equivalents..............................  $  12,271  $     139
 Marketable securities..................................        202        --
 Marketable securities and cash equivalents held in
  escrow, at market value...............................        600        900
 Accounts receivable, net of reserves of $172 for 1997..        --       3,519
 Current maturities of employee notes receivable........        208        100
 Inventories............................................        --      10,945
 Other current assets...................................        360        146
                                                          ---------  ---------
   Total current assets.................................     13,641     15,749
                                                          ---------  ---------
Property and equipment, net.............................          4      1,475
                                                          ---------  ---------
Other assets:
 Marketable securities held in escrow, at market value..        --         300
 Marketable securities, at market value.................        867        --
 Employee notes receivable, less current maturities.....        --         208
 Goodwill, net of amortization of $162 for 1997.........        --       1,784
 Deferred tax asset.....................................        --         630
 Other noncurrent assets................................         70        235
                                                          ---------  ---------
                                                                937      3,157
                                                          ---------  ---------
                                                          $  14,582  $  20,381
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
 Notes payable and current maturities of long-term
  debt..................................................  $     --   $   6,488
 Current maturities of Series F, G and H Preferred
  Stock.................................................        805        --
 Current maturities of minority interest in
  subsidiary's preferred stock..........................        --         900
 Accounts payable.......................................        --       2,663
 Accrued expenses.......................................        648        517
 Accrued transaction costs..............................      1,704        --
 Accrued tax reserves...................................        720        --
 Deferred tax liability.................................        --         630
                                                          ---------  ---------
   Total current liabilities............................      3,877     11,198
Long-term debt, less current maturities.................        --       1,670
                                                          ---------  ---------
   Total liabilities....................................      3,877     12,868
                                                          ---------  ---------
Commitments and contingencies
Series E Redeemable Preferred Stock.....................      2,250        --
                                                          ---------  ---------
Minority interest in subsidiary's common stock..........        --         194
                                                          ---------  ---------
Minority interest in subsidiary's preferred stock, less
 current maturities.....................................        --         805
                                                          ---------  ---------
Voting redeemable preferred stock, $.01 par value,
 3,000,000 shares authorized; 75,678 shares of Series A,
 34,065 shares of Series B, 60,756 shares of Series C
 and 24,998 shares of Series D issued and outstanding
 for 1997...............................................        --           3
                                                          ---------  ---------
Stockholders' equity:
 Common stock, $.01 par value, 3,000,000 shares
  authorized, 1,209,027 and 1,105,801 shares issued in
  1998 and 1997.........................................         11         11
 Additional paid-in capital.............................    160,248    159,762
 Retained earnings (deficit)............................   (151,770)  (153,232)
 Treasury stock, at cost, 7,287 shares..................        (30)       (30)
 Net unrealized investment gains........................         (4)       --
                                                          ---------  ---------
   Total stockholders' equity...........................      8,455      6,511
                                                          ---------  ---------
                                                          $  14,582  $  20,381
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1998    1997    1996
                                                        -------  -----  ------
Operating expenses:
  General and administrative........................... $   685  $ 649  $  609
  Nonrecurring tax claim contingency fee...............     480    --      --
                                                        -------  -----  ------
    Operating loss.....................................  (1,165)  (649)   (609)
                                                        -------  -----  ------
Other income (expense):
  Investment and interest income.......................     151    146     312
  Interest expense.....................................      (5)    (9)     (4)
                                                        -------  -----  ------
  Loss from continuing operations before income taxes
   and minority interest...............................  (1,019)  (512)   (301)
Benefit from (provision for) income taxes..............   1,182    (32)  1,626
                                                        -------  -----  ------
    Income (loss) from continuing operations before
     minority interest.................................     163   (544)  1,325
Minority interest......................................      72    175     215
                                                        -------  -----  ------
    Income (loss) from continuing operations...........      91   (719)  1,110
Discontinued Operations:
  Income from operations of The Strouse, Adler Company.     624    732     358
  Gain on sale of The Strouse, Adler Company (less
   applicable income taxes of $1,000)..................     873    --      --
                                                        -------  -----  ------
    Net income.........................................   1,588     13   1,468
Accreted dividends.....................................     126    --      --
                                                        -------  -----  ------
    Net income applicable to common shareholders....... $ 1,462  $  13  $1,468
                                                        -------  -----  ------
Basic earnings per common share:
  Continuing operations................................ $  (.03) $(.65) $ 1.01
  Discontinued operations..............................     .54    .66     .33
  Gain on sale of discontinued operations..............     .75    --      --
                                                        -------  -----  ------
    Net income......................................... $  1.26  $ .01  $ 1.34
                                                        =======  =====  ======
Diluted earnings per common share:
  Continuing operations................................ $  (.03) $(.65) $  .92
  Discontinued operations..............................     .54    .66     .25
  Gain on sale of discontinued operations..............     .75    --      --
                                                        -------  -----  ------
    Net income......................................... $  1.26  $ .01  $ 1.17
                                                        =======  =====  ======

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                   NET
                                                                UNREALIZED
                                 ADDITIONAL RETAINED            INVESTMENT
                          COMMON  PAID-IN   EARNINGS   TREASURY   GAINS
                          STOCK   CAPITAL   (DEFICIT)   STOCK    (LOSSES)  TOTAL
                          ------ ---------- ---------  -------- ---------- ------
Balance, June 30, 1995..   $11    $159,843  $(154,713)  $(151)     $  6    $4,996
Net income..............   --          --       1,468     --        --      1,468
Issuance of treasury
 stock to directors.....   --          (81)       --      143       --         62
Net unrealized invest-
 ment gain..............   --          --         --      --          4         4
                           ---    --------  ---------   -----      ----    ------
Balance, June 30, 1996..    11     159,762   (153,245)     (8)       10     6,530
Net income..............   --          --          13     --        --         13
Net unrealized invest-
 ment loss..............   --          --         --      --        (10)      (10)
Purchase of treasury
 stock..................   --          --         --      (22)      --        (22)
                           ---    --------  ---------   -----      ----    ------
Balance, June 30, 1997..    11     159,762   (153,232)    (30)      --      6,511
Net income..............   --          --       1,588     --        --      1,588
Sale of common stock....   --          135        --      --        --        135
Conversion of ASI common
 stock (Note 1).........   --          215        --      --        --        215
Issuance of common stock
 to directors...........   --          136        --      --        --        136
Accretion of dividends..   --          --        (126)    --        --       (126)
Net unrealized invest-
 ment loss..............   --          --         --      --         (4)       (4)
                           ---    --------  ---------   -----      ----    ------
Balance, June 30, 1998..   $11    $160,248  $(151,770)  $ (30)     $ (4)   $8,455
                           ===    ========  =========   =====      ====    ======


  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                       1998     1997     1996
                                                      -------  -------  -------
Cash flows from operating activities:
  Net income......................................... $ 1,588  $    13  $ 1,468
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Gain from sale of discontinued operations........    (873)     --       --
    Gain on settlement of FDIC claim.................     --       --    (2,000)
    Depreciation and amortization....................     574      528      461
    Issuance of stock for services...................     136      --        62
    Changes in assets and liabilities:
      Accounts receivable............................     (23)    (685)   1,664
      Inventories....................................  (2,850)  (1,467)   2,304
      Other assets...................................       1      263      552
      Proceeds from tax carryback claim..............     --       --     1,778
      Accounts payable...............................    (757)   1,291     (995)
      Accrued expenses...............................     310     (402)    (385)
      Accrued tax reserves...........................     720      --
                                                      -------  -------  -------
        Net cash provided by (used in) operating
         activities..................................  (1,174)    (459)   4,909
                                                      -------  -------  -------
Cash flows from investing activities:
  Purchase of marketable securities..................  (1,069)    (707)  (1,778)
  Sale of marketable securities......................     600    5,760      207
  Settlement of FDIC claim...........................     --    (3,760)     --
  Repurchase of ASI Preferred Stock..................    (800)    (530)    (207)
  Proceeds from sale of Series E Preferred Stock.....   2,250      --       --
  Sale of common stock...............................     135      --       --
  Minority interest..................................      21       12       15
  Proceeds from disposal of discontinued operations..   8,724      --       --
  Accrued transaction costs..........................   1,704      --
  Purchase of property and equipment.................    (608)    (260)    (565)
                                                      -------  -------  -------
        Net cash provided by (used in) investing
         activities..................................  10,957      515   (2,328)
                                                      -------  -------  -------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit.....   2,424      799   (2,412)
  Proceeds from issuance of debt.....................     --       --       140
  Principal debt payments............................     (75)    (793)    (398)
  Purchase of treasury stock.........................     --       (22)     --
                                                      -------  -------  -------
        Net cash provided by (used in) financing
         activities..................................   2,349      (16)  (2,670)
                                                      -------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....  12,132       40      (89)
CASH AND CASH EQUIVALENTS, beginning of period.......     139       99      188
                                                      -------  -------  -------
CASH AND CASH EQUIVALENTS, end of period............. $12,271  $   139  $    99
                                                      =======  =======  =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest......................................... $   901  $   637  $   876
                                                      =======  =======  =======
    Income taxes..................................... $    56  $    44  $    31
                                                      =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998 AND 1997
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS:

 Sale of The Strouse, Adler Company--

  Effective June 30, 1998, pursuant to an Asset Purchase Agreement dated as of March 3, 1998 (the Purchase Agreement), the Aristotle Corporation (Aristotle or the Company) sold substantially all of the assets and certain specified liabilities of its wholly-owned subsidiary The Strouse, Adler Company (Strouse) to the Sara Lee Corporation (Sara Lee) (the Strouse Sale). Strouse, which was Aristotle's only operating subsidiary during fiscal 1998, 1997 and 1996, designed, manufactured and marketed specialty bra and shapewear products. Aristotle had originally acquired Strouse on April 11, 1994 for an aggregate purchase price of $5,990 (the Strouse Acquisition).

  The consideration to be received by Aristotle from Sara Lee is $21,500, plus a purchase price adjustment based on the final net book value of Strouse, as defined, on June 30, 1998. Included in the $21,500 aggregate purchase price is a $5,000 payment as consideration for Aristotle agreeing not to compete in the business of manufacturing, marketing, distributing and selling women's intimate apparel.

  Aristotle recognized a gain on the Strouse Sale of approximately $873 calculated as follows:

   Gross proceeds.................................................... $ 21,500
   Net book value of assets and liabilities related to and resulting from the operation of Strouse....................................  (18,397)
   Estimated taxes and transaction costs.............................   (2,230)
                                                                      --------
   Gain on sale of discontinued operation............................ $    873
                                                                      ========

  The estimated net cash proceeds to Aristotle resulting from the Strouse sale is as follows:

   Gross proceeds.................................................... $ 21,500
   Payment of Strouse obligations not assumed by Sara Lee, including payment of Strouse bank debt of $10,455..........................  (10,546)
   Payment of taxes and transaction costs............................   (2,230)
                                                                      --------
   Net proceeds from sale of discontinued operation.................. $  8,724
                                                                      ========

  The results of Strouse prior to the sale have been classified as Discontinued Operations in the accompanying consolidated financial statements. Revenues generated from Strouse operations were $26,645, $21,847 and $24,062 for the years ended June 30, 1998, 1997 and 1996, respectively.

 Organization--

  Prior to October 2, 1992, Aristotle was the holding company of First Constitution Bank (the Bank). On October 2, 1992, the Federal Deposit Insurance Company (FDIC) was appointed as receiver of the Bank and Aristotle wrote off its investment in the Bank.

  As a result of the 1994 Strouse Acquisition, Aristotle, through its wholly-owned subsidiary Aristotle Subsidiary, Inc. (ASI), owned 97% of Strouse. The Strouse Acquisition was partially funded through the issuance of 245,381 shares of ASI Preferred Stock (ASI Preferred) and 33,424 shares of ASI common stock (ASI Common) to the former stockholders of Strouse (Former Strouse Stockholders). In addition, the Former Strouse Stockholders were granted options (ASI Options) to purchase an additional 35,208 shares of ASI common stock.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  The ASI Preferred had an original liquidation preference of $2,454 in the aggregate, or $10 per share, and accrued dividends at 8.9% per annum. The holders of the ASI Preferred were granted the right to require that ASI repurchase each share of ASI Preferred at various dates beginning in April 1996 for $10.00 per share (the Put Right), plus any accrued but unpaid dividends. In order to exercise the Put Right, the holder was required to sell an equal number of shares of Aristotle Preferred (see below).

  During fiscal 1997 and 1996, certain of the Former Strouse Stockholders, including certain executive officers of the Company, exercised their Put Right and received aggregate consideration of $530 and $207 in exchange for 52,989 and 20,715 shares of ASI Preferred, respectively. In addition, in October 1996, pursuant to terms of an employment agreement between a former executive officer of Strouse and the Company, upon the voluntary termination of such officer's employment, the former executive officer was obligated to sell to the Company, for nominal consideration, 1,178 shares of ASI Preferred. Accordingly, at June 30, 1997 there were 170,499 shares of ASI Preferred outstanding.

  In September 1997, the Company and the Former Strouse Stockholders entered into an amendment to delay the exercise of the remaining Put Rights and to modify certain other agreements entered into at the time of the Strouse Acquisition. In accordance with the terms of the amendment, during fiscal 1998 the Former Strouse Stockholders surrendered to ASI 10,000 shares of ASI Preferred in exchange for the cancellation of $100 of loans owed to the Company by the Former Strouse Stockholders. The Put Rights for the remaining 160,499 shares of ASI Preferred were also amended whereby 80,000 shares were redeemed on January 1, 1998 and 40,249 and 40,250 shares would be redeemable on January 1, 1999 and January 1, 2000, respectively.

  In connection with the Strouse Acquisition, Aristotle also issued 270,379 shares of $.001 par value voting Redeemable Preferred Stock (Aristotle Preferred), which shares did not have the right to receive dividends and did not share in the proceeds from any liquidation of the assets of Aristotle. The Aristotle Preferred had one vote per share with respect to matters other than the election of directors and auditors. During fiscal 1997 and 1996, 54,167 and 20,715 shares, respectively, of Aristotle Preferred were redeemed at $.001 per share in connection with the fiscal 1997 and 1996 Put Rights and 1997 employment termination (see above). Accordingly, at June 30, 1997, 195,497 shares of Aristotle Preferred were outstanding.

  On January 2, 1998, ASI was merged into Aristotle (ASI Merger). As a result of the ASI Merger, all of the remaining 195,497 shares of Aristotle Preferred were repurchased by the Company for $.001 per share and the remaining 80,499 shares of ASI Preferred were converted into Series F, G and H Aristotle Preferred Stock (Series F, G and H). As was the case with the ASI Preferred, the Series F, G and H are entitled to dividends of 8.9% per annum. As of June 30, 1998, a total of 80,499 shares of Series F, G and H were outstanding. Pursuant to the Series F, G and H redemption features, 40,249 shares of Series F, G and H were to be redeemable on January 1, 1999, at $10.00 per share, and 40,250 shares of Series F, G and H were to be redeemable on January 1, 2000, at $10.00 per share. However, as a result of the Strouse Sale, the Strouse Stockholders may require Aristotle to immediately repurchase the Series F, G and H. Accordingly, the Series F, G and H has been reflected as a current obligation in the accompanying 1998 consolidated financial statements. If the holders of the Aristotle Series F, G and H elect not redeem this preferred stock they may elect to convert each such share into 1.667 shares of Aristotle common stock, subject to adjustment as defined.

  In addition, as a result of the ASI merger, the ASI Options were converted into 35,208 options to purchase Aristotle common stock and the ASI Common was converted into 33,424 shares of Aristotle common stock.

  The Strouse Acquisition also provided for loans from Aristotle to the former Strouse Stockholders which bear interest at 8.9% per annum. Included in the accompanying 1998 and 1997 balance sheets is $208 and $308, respectively, of these loans. During fiscal 1998, the Former Strouse Stockholders surrendered 10,000 shares of ASI Preferred in exchange for the cancellation of $100 of loans (see above).

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  In accordance with the terms of the Put Right, Aristotle is required to escrow certain funds (see Note 4). At June 30, 1998 and 1997, $600 and $700, respectively was held in escrow resulting from this requirement.

2. SIGNIFICANT ACCOUNTING POLICIES:

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

 Earnings per common share--

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The years ended June 30, 1997 and 1996 have been restated as a result of the adoption.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  For the years ended June 30, 1998, 1997 and 1996, Basic and Diluted Earnings Per Share are calculated as follows:

                                                   1998       1997       1996
                                                 ---------  ---------  ---------
BASIC EARNINGS PER SHARE:
Numerator
  Income (loss) from continuing operations.....  $      91  $    (719) $   1,110
  Accredited dividends.........................       (126)       --         --
                                                 ---------  ---------  ---------
  Income (loss) from continuing operations
   applicable to common shareholders...........        (35)      (719)     1,110
  Income from discontinued operation...........        624        732        358
  Gain on sale of discontinued operation.......        873        --         --
                                                 ---------  ---------  ---------
  Net income applicable to common shareholders.  $   1,462  $      13  $   1,468
                                                 =========  =========  =========
Denominator
  Weighted average shares outstanding..........  1,151,920  1,100,700  1,097,301
                                                 ---------  ---------  ---------
Basic Earnings Per Share Per Common Shareholder
  Continuing operations........................  $    (.03) $    (.65) $    1.01
  Discontinued operations......................        .54        .66        .33
  Gain on sale of discontinued operations......        .75        --         --
                                                 ---------  ---------  ---------
  Net income...................................  $    1.26  $     .01  $    1.34
                                                 =========  =========  =========
DILUTED EARNINGS PER SHARE:
Numerator
  Income (loss) from continuing operations.....  $      91  $    (719) $   1,110
  Accredited dividends.........................       (126)       --         --
  Minority interest convertible preferred
   dividends...................................        --         --         215
                                                 ---------  ---------  ---------
  Income (loss) from continuing operations
   applicable to common shareholders...........        (35)      (719)     1,325
  Income from discontinued operations..........        624        732        358
  Gain on sale of discontinued operations......        873        --         --
                                                 ---------  ---------  ---------
  Net income applicable to common shareholders.  $   1,462  $      13  $   1,683
                                                 =========  =========  =========
Denominator
  Weighted average shares outstanding..........  1,151,920  1,100,700  1,097,301
  Minority interest convertible preferred
   stock.......................................        --         --     309,547
  Minority interest convertible common stock...        --         --      33,426
                                                 ---------  ---------  ---------
                                                 1,151,920  1,100,700  1,440,274
                                                 =========  =========  =========
Diluted Earnings per Share per Common
 Shareholder
  Continuing operations........................  $    (.03) $    (.65) $     .92
  Discontinued operations......................        .54        .66        .25
  Gain on sale of discontinued operations......        .75        --         --
                                                 ---------  ---------  ---------
  Net income...................................  $    1.26  $     .01  $    1.17
                                                 =========  =========  =========

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  Options to purchase shares of common stock of the Company were outstanding during the above periods but were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive or because the options' exercise price was greater than the average market price of the common shares.

  For the years ended June 30, 1998 and 1997, convertible preferred stock and convertible common stock was not included in diluted earnings per share as such inclusion would be antidilutive as a result of the Company's loss from continuing operations applicable to common shareholders.

 Recently issued accounting standards--

  During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for separately reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Components of comprehensive income represent changes in equity resulting from transactions and other events and circumstances from nonowner sources. This statement is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company plans to adopt the new standard effective July 1, 1998.

3. SIGNIFICANT ACCOUNTING POLICIES OF STROUSE:

 Inventories--

  Inventories were valued at the lower of cost, using the last-in, first-out method (LIFO), or market.

  As a result of the application of purchase accounting to the Strouse Acquisition in 1994, the financial accounting basis of the inventories changed, while the basis for federal income tax reporting purposes did not. Accordingly, as of June 30, 1997, the LIFO inventories reflected in the accompanying consolidated balance sheet were stated at an amount $1,884 greater than LIFO inventories reported for federal income tax purposes.

  At June 30, 1997, inventories consisted of the following:

       Raw materials.................................................... $ 2,123
       Work-in-process..................................................   2,652
       Finished goods...................................................   5,216
                                                                         -------
                                                                           9,991
       LIFO reserve.....................................................     954
                                                                         -------
                                                                         $10,945
                                                                         =======

 Property and equipment--

  Property and equipment were recorded at cost and were depreciated or amortized, using the straight-line method, over estimated useful lives of five to ten years.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  At June 30, 1997, property and equipment consisted of the following:

     Machinery and equipment........................................... $ 1,782
     Furniture and fixtures............................................      21
     Leasehold improvements............................................     280
     Equipment under capital lease.....................................     600
                                                                        -------
                                                                          2,683
     Less accumulated depreciation and amortization....................  (1,208)
                                                                        -------
                                                                        $ 1,475
                                                                        =======

  Expenditures for repairs and maintenance were charged against income as incurred. Renewals and betterments were capitalized.

 Goodwill--

  The excess of cost over the fair value of net tangible and identifiable intangible assets acquired resulted from the Strouse Acquisition and was being amortized using the straight-line method over 40 years.

 Revenue recognition--

  Strouse recognized revenue as the product was shipped to its customers.

 Co-op advertising--

  Strouse granted customers a co-op advertising credit relating to qualified advertising and promotional costs incurred by the customer in promoting Strouse's products. These credits were recognized in the consolidated financial statements as the advertising costs were incurred.

 Principal supplier--

  In 1998, 1997 and 1996, approximately 98%, 98% and 95%, respectively, of Strouse's products were manufactured and sewn in the Caribbean, with approximately 63%, 72% and 68%, respectively, of Strouse's products assembled in Santo Domingo, Dominican Republic.

 Long-lived assets--

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a material impact on Strouse's results of operations or financial position.

4. MARKETABLE SECURITIES:

  At June 30, 1998 and 1997, the Company had placed in escrow $600 and $1,200, respectively. The 1998 escrow funds were related to the Put Rights to the Former Strouse Stockholders (see Note 1) and the 1997 escrow funds were comprised of $700 related to the Put Right and $500 related to the Company's financing arrangements.

  The funds relating to the above mentioned arrangements have been invested in cash equivalents and U.S. Treasuries. The securities have been classified as available-for-sale.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  Investment securities available-for-sale and cash equivalents relating to the above escrow arrangements are summarized as follows:

                                                            JUNE 30, 1998
                                                     ---------------------------
                                                                          GROSS
                                                     AMORTIZED UNREALIZED MARKET
                                                       COST      GAINS    VALUE
                                                     --------- ---------- ------
   Company obligations:
     Cash equivalents and interest receivable.......   $600       $--      $600
                                                       ====       ===      ====

                                                            JUNE 30, 1997
                                                     ---------------------------
                                                                          GROSS
                                                     AMORTIZED UNREALIZED MARKET
                                                       COST      GAINS    VALUE
                                                     --------- ---------- ------
   Company obligations:
     U.S. Treasuries maturing in less than 1 year...  $  150      $--     $  150
     Cash equivalents and interest receivable.......   1,050       --      1,050
                                                      ------      ---     ------
                                                      $1,200      $--     $1,200
                                                      ======      ===     ======

  The Company has other funds invested in high-grade corporate debentures. These securities have been classified as available-for-sale and an unrealized holding loss of approximately $4 is recorded as a component of stockholders' equity as of June 30, 1998.

  Investment securities available for sale other than the escrow arrangements are summarized as follows:

                                                            JUNE 30, 1998
                                                     ---------------------------
                                                                          GROSS
                                                     AMORTIZED UNREALIZED MARKET
                                                       COST       LOSS    VALUE
                                                     --------- ---------- ------
   Corporate debt maturing in:
     Less than one year.............................   $202       $--      $202
     1 to 5 years...................................    871         4       867

5. NOTES PAYABLE AND LONG-TERM DEBT:

  Notes payable and long-term debt at June 30, 1997, consisted of the following:

     Strouse borrowings under bank line of credit...................... $ 6,075
     Strouse term notes payable to bank................................   1,867
     Aristotle bank line of credit.....................................      75
     Strouse capital lease obligation..................................     141
                                                                        -------
       Total...........................................................   8,158
     Less current maturities...........................................  (6,488)
                                                                        -------
                                                                        $ 1,670
                                                                        =======

  The Strouse line of credit and notes payable to bank were fully satisfied and extinguished in connection with the Strouse Sale. The Aristotle line of credit was repaid during fiscal 1998 and the Strouse capital lease obligation was assumed by Sara Lee in connection with the Strouse Sale.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

 Line of credit and term notes--

  As of June 30, 1997, Strouse had outstanding borrowings of $7,942 pursuant to a Bank debt facility (the Credit Agreement). The Credit Agreement provided for a $10,000 Revolving Loan and a $2,000 Term Loan. The interest rate on the Revolving Loan varied from prime to prime plus 1.0% or Eurodollar plus 1.75% to Eurodollar plus 3% per annum based on the level of total liabilities to total net worth, as defined. In addition, the amended credit agreement provided for a .35% per annum commitment fee on the unused portion of the Revolving Loan. The Term Loan bore interest at prime plus .75%, Eurodollar plus 2.5% or at a fixed rate of cost of funds plus 2.25%. The Term Loan had a three year term expiring in September 1999 and required principal payments to reduce the amount outstanding based on a ten year amortization.

  Borrowings under the Credit Agreement were collateralized by substantially all of the assets of Strouse and were guaranteed by Aristotle and ASI, with each guaranty limited to $2,000.

 Aristotle bank line of credit--

  During 1997, Aristotle entered into a $300 line of credit agreement that bore interest at prime. This agreement terminated on August 31, 1998.

 Capital lease obligation--

  During fiscal 1995, Strouse entered into a capital lease obligation with one of their principal suppliers to lease the supplier's land, building, machinery and equipment. Under the terms of the lease, Strouse made quarterly payments of $66, $94, and $88, for principal, interest and executor costs, for calendar years 1998, 1997 and 1996, respectively. The imputed interest rate on the obligation was 9.0% per annum. Included in the accompanying 1997 consolidated balance sheet is $600 of land, building and equipment under capital lease, net of accumulated amortization of $193 resulting from this lease commitment.

6. COMMITMENTS AND CONTINGENCIES:

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

  The Company, the FDIC and certain other interested parties entered into a settlement agreement dated May 29, 1996 regarding the foregoing asserted claims and potential claims (the FDIC Claims). Under the settlement agreement, the Company retained $2,000 of the disputed $5,760 in tax refunds. Accordingly, the Company has recorded an income tax benefit, net of legal costs, as a result of the above agreement (see Note 9). The FDIC received the balance of the tax refunds. The FDIC and Aristotle each dismissed the above-captioned action, as it related to the other party. As part of the settlement agreement, the FDIC released Aristotle, certain of Aristotle's former officers and directors, and certain officers and directors of the Bank from any claims pertaining to the operations or failure of the Bank. Aristotle released the FDIC from all claims relating to the Bank.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  During 1990, two separate purported stockholder class actions were commenced in the United States District Court for the District of Connecticut and a consolidated complaint, captioned In Re: First Constitution Stockholders Litigation, was filed on August 3, 1990 (the Stockholder Litigation). The consolidated complaint alleged, among other things, that during the purported class period (January 25, 1989 to April 5, 1990), the Company, a former director and certain former officers acted to inflate the price of the Aristotle Common Stock by issuing materially false and misleading statements or omissions. The consolidated complaint also alleged claims based on common law fraud and misrepresentation, and sought unspecified damages, as well as recovery of attorneys' fees.

  On May 23, 1996, the plaintiffs, Aristotle and the individual defendants entered into a Stipulation and Agreement of Settlement pursuant to which, among other things, the Stockholder Litigation would be settled for $2,300, which, following the payment of attorneys' fees and costs, would be distributed to class members who timely submitted valid proofs of claim. Aristotle's directors and officers liability insurance carrier has funded the entire settlement amount. By order and judgment dated August 2, 1996, the Court approved the settlement and dismissed the Stockholder Litigation with prejudice.

7. PREFERRED STOCK:

  On January 2, 1998, ASI was merged into Aristotle. As a result of the ASI Merger, the Aristotle Preferred owned by the Former Strouse Stockholders was repurchased by the Company for $.001 per share and the remaining 80,499 shares of ASI Preferred were converted into Series F, G and H (see Note 1).

  On January 2, 1998, the Company and Geneve Corporation (Geneve) consummated a transaction which provided for the purchase of 489,131 shares of Aristotle's $.01 par value Series E Convertible Preferred Stock (Series E), representing approximately thirty percent (30%) of the issued and outstanding capital stock of Aristotle, for an aggregate price of $2,250, or a per share price of $4.60. The Series E earns dividends of 8% per annum. Pursuant to the Series E redemption features, the Company is obligated to redeem all or part of the Series E on January 1, 2002, at $4.60 per share plus accrued but unpaid dividends. Contemporaneously with the purchase of the Series E, Geneve purchased 30,000 shares of Aristotle common stock for an aggregate purchase price of $135 (see Note 8).

8. STOCKHOLDERS' EQUITY:

  The Company had the following common and treasury stock issued and outstanding at June 30, 1998, 1997 and 1996:

                                                              COMMON   TREASURY
                                                               STOCK    STOCK
                                                             --------- --------
   Outstanding, June 30, 1995............................... 1,105,801  17,361
   Issuance of treasury stock to directors..................       --  (16,074)
   Exercise of Put Right (Note 1)...........................       --      --
                                                             --------- -------
   Outstanding, June 30, 1996............................... 1,105,801   1,287
   Purchases of treasury stock..............................       --    6,000
                                                             --------- -------
   Outstanding, June 30, 1997............................... 1,105,801   7,287
   Sale of common stock.....................................    30,000     --
   Conversion of ASI common into Aristotle common (Note 1)..    33,424     --
   Issuance of common stock to directors....................    39,802     --
                                                             --------- -------
   Outstanding, June 30, 1998............................... 1,209,027   7,287
                                                             ========= =======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  Aristotle common shares reserved for future issuance consist of the following:

                                                                 1998    1997
                                                                ------- -------
   Conversion of ASI Preferred Stock...........................     --  218,588
   Conversion of Series E...................................... 489,131     --
   Conversion of Series F, G and H Preferred Stock............. 134,163     --
   Conversion of ASI Common Stock (Note 1).....................     --   33,424
   Exercise of options issued to Former Strouse Stockholders
    (Note 1 and 10)............................................  35,208  35,208
   Exercise of stock options granted under the Plan (Note 10).. 117,929  43,935
   Exercise of stock options granted outside of the Plan (Note
    10)........................................................  20,000  20,000
                                                                ------- -------
     Total..................................................... 796,431 351,155
                                                                ======= =======

9. INCOME TAXES:

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

  At June 30, 1998 and 1997, the principal components of deferred tax assets, liabilities and the valuation allowance were as follows:

                                                              1998
                                                  -----------------------------
                                                  CURRENT ASSET LONG-TERM ASSET
                                                   (LIABILITY)    (LIABILITY)
                                                  ------------- ---------------
   Federal net operating loss carryforwards......     $--          $ 18,800
   State of Connecticut net operating loss
    carryforwards................................      --               100
                                                      ----         --------
                                                       --            18,900
   Valuation allowance...........................      --           (18,900)
                                                      ----         --------
                                                      $--          $    --
                                                      ====         ========

                                                              1997
                                                  -----------------------------
                                                  CURRENT ASSET LONG-TERM ASSET
                                                   (LIABILITY)    (LIABILITY)
                                                  ------------- ---------------
   Federal net operating loss carryforwards......     $ --          $ 2,200
   State of Connecticut net operating loss
    carryforwards................................       --              666
   Inventory purchase accounting basis
    difference...................................      (754)            --
   Other.........................................       218             (87)
                                                      -----         -------
                                                       (536)          2,779
   Valuation allowance...........................       (94)         (2,149)
                                                      -----         -------
                                                      $(630)        $   630
                                                      =====         =======

  A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset, including the lack of profitability to date and the variability of operating results.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  Benefits (charges)for income taxes are comprised of the following for the years ended June 30, 1998, 1997 and 1996:

                                                            1998   1997   1996
                                                           ------  ----  ------
   Current:
     Federal.............................................. $1,199  $--   $1,650
     State................................................    (17)  (32)    (24)
                                                           ------  ----  ------
                                                           $1,182  $(32) $1,626
                                                           ======  ====  ======

  The 1998 federal tax benefit relates to a tax refund of $1,919 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199, which is net of a $720 reserve which is included in the accompanying 1998 consolidated balance sheet. In addition, upon receipt of such refund the Company was obligated to pay $480 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim. The 1996 federal tax benefit relates to the settlement of the FDIC tax refund complaint (See Note 6). The state tax provisions relate principally to minimum state and franchise taxes.

  Included in Gain on Sale of The Strouse, Adler Company in the accompanying 1998 consolidated income statement is a tax provision of $1,000 resulting from the Strouse Sale.

  At June 30, 1998, without giving consideration to the 1992 carryback claim (see below), the Company had $55,400 of federal net operating loss carryforwards which expire through 2012 and $1,000 of state net operating loss carryforwards which expire through 2002.

  On its return for 1992 as originally filed, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April 1992 as guidance for the application of Section 597 of the Internal Revenue Code of 1986, as amended and under Section 1.1502.20(g)(1) of the Federal Income Tax Regulations to (i) disaffiliate from the Bank for Federal income tax purposes and (ii) reattribute net operating losses of the Bank in excess of $81,000 to the Company. The application of the tax law with respect to the Company's election to disaffiliate from the Bank and to reattribute the Bank's net operating losses to the Company is not certain and, therefore, there is no assurance that the Company could succeed to any of the Bank's net operating losses.

  In September, 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000 with respect to its stock in the Former Bank. As a result of such amended returns, the Company has also claimed tax refunds of approximately $10,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $32,000 and the Company's aggregate Federal net operating loss deduction would be reduced from $55,400 to $33,400.

  The Company's 1992 and 1996 amended returns and carryback claims (see above) are in the process of being reviewed by the Internal Revenue Service and there can be no assurance that they will be allowed. In addition, there is no assurance that the Company will be entitled to any net operating loss carryforwards arising from, or with respect to, its interest in the Bank. Even if the Company is entitled to any net operating loss carryforward arising from, or with respect to, its interest in the Bank, its ability to utilize such carryforward is dependent upon many factors.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  The Company's ability to utilize tax carryforwards is dependent upon many factors including, (1) the acquisition by the Company of profitable investments, and (2) avoiding a fifty percent "ownership change" as defined in
Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company would be significantly reduced or eliminated. At a special stockholders meeting held on April 8, 1994, the stockholders voted to restrict certain stockholder transfers.

10. STOCK OPTION PLAN AND PROFIT SHARING PLAN:

  During fiscal 1997, the Board of Directors adopted the 1997 Stock Option Plan, (the 1997 Plan). The 1997 Plan provides for granting of up to 150,000 options to purchase shares of Common Stock of the Company. The term of the options and vesting requirements shall be for such period as the Stock Option Committee designates. Options to purchase 15,000 shares at $5.625 per share and 68,000 shares at $4.625 per share were granted under the 1997 Plan during fiscal 1998.

  The Company established a Stock Option Plan in 1986 (the 1986 Plan), which provided for the granting of nonincentive and incentive stock options to directors and officers of the Company for the purchase of Aristotle common stock. Nonincentive stock options and certain incentive stock options granted under the Plan are generally exercisable after one year but within ten years as of the date of the grant. Additionally, certain nonincentive stock options granted under the Plan may be accompanied by stock appreciation rights ("SAR"). The granting of such stock options (SAR's) entitle the holder to surrender an option and receive cash equal to the increase in the fair market value of the common stock from the date of grant to the date of exercise.

  In addition to the options outstanding under the foregoing Plans, the Company has granted directors and employees of the Company stock options to purchase 20,000 common stock shares exercisable through December 3, 2004. Also, in connection with the Strouse Acquisition, the Company issued 35,208 ASI options which were converted into options to purchase shares of Aristotle common stock in connection with the ASI merger (see Note 1).

  In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123.

  The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 1998 using the Black-Scholes option pricing model prescribed by SFAS 123. There were no options granted in 1997 and 1996. The weighted average assumptions used as of June 30, 1998 are as follows:

   Risk free interest rate.......................................... 5.76%-5.83%
   Expected dividend yield..........................................    None
   Expected lives...................................................   5 years
   Expected volatility.............................................. 77.2%-78.1%

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  Had compensation cost for the Company's stock option plans been determined based on the fair value of the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's income (loss) from continuing operations applicable to common shareholders would have been adjusted to reflect the following pro forma amounts as of June 30, 1998:

   Income (loss) from continuing operations applicable to common shareholders:
     As reported...................................................... $ (35)
     Pro forma........................................................ $(135)
   Pro forma income (loss) from continuing operations per common share:
   Basic/diluted earnings (loss) per share:
     As reported...................................................... $(.03)
     Pro forma........................................................ $(.11)

  In addition to the pro forma impact on continuing operations shown above, options were granted to certain employees of Strouse during the year ended June 30, 1998. The value of such options would have decreased net income by $117.

  Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  A summary of the status of the Company's stock options plans and other options as of June 30, 1998, 1997 and 1996, and changes during the years then ended, is presented below:

                                1998               1997              1996
                          ------------------ ----------------- ------------------
                                   WEIGHTED-         WEIGHTED-          WEIGHTED-
                                    AVERAGE           AVERAGE            AVERAGE
                                   EXERCISE          EXERCISE           EXERCISE
                          SHARES     PRICE   SHARES    PRICE   SHARES     PRICE
                          -------  --------- ------  --------- -------  ---------
Outstanding at beginning
 of year................   99,137   $15.24   99,637   $15.19   110,239   $ 26.19
Granted.................   83,000     4.80      --       --        --        --
Expired.................   (9,000)     --      (500)    5.45   (10,602)   129.55
                          -------            ------            -------
Outstanding at end of
 year...................  173,137     6.15   99,137    15.24    99,637     15.19
                          =======            ======            =======
Options exercisable at
 year-end...............  143,137            99,137    15.24    89,637     16.28
Weighted-average fair
 value of options
 granted during the
 year...................            $ 3.21            $  --              $   --

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

  The following table summarizes information about stock options outstanding at June 30, 1998:

                                OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                         ---------------------------------- --------------------
                                      WEIGHTED-
                                       AVERAGE    WEIGHTED-             WEIGHTED
                           NUMBER     REMAINING    AVERAGE    NUMBER    AVERAGE
                         OUTSTANDING CONTRACTUAL  EXERCISE  EXERCISABLE EXERCISE
   EXERCISE PRICES       AT 6/30/98      LIFE       PRICE   AT 6/30/98   PRICE
   ---------------       ----------- ------------ --------- ----------- --------
    $4.63..............     68,000    51.5 months  $ 4.63      38,000    $ 4.63
     5.00..............     10,210    45.3           5.00      10,210      5.00
     5.30..............      2,395    70.0           5.30       2,395      5.30
     5.40..............     20,000    73.0           5.40      20,000      5.40
     5.45..............     26,498    47.1           5.45      26,498      5.45
     5.63..............     15,479   109.6           5.63      15,479      5.63
    10.00..............     27,290    46.7          10.00      27,290     10.00
    17.50..............        958    23.0          17.50         958     17.50
    23.75..............      2,307    23.5          23.75       2,307     23.75
                           -------                            -------
   $4.63-23.75.........    173,137    57.1           6.15     143,137      6.54
                           =======                            =======

11. RELATED PARTY TRANSACTIONS:

  During the years ended June 30, 1998, 1997 and 1996, the Company paid its directors $84, $58 and $64, respectively, in compensation for services as directors of the Company.

  During the years ended June 30, 1998, 1997 and 1996, Strouse paid rent of $437, $443 and $435 related to its corporate offices to the lessor who is also a shareholder of the Company.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Aristotle Corporation:

  We have audited the accompanying consolidated balance sheets of The Aris-totle Corporation (a Delaware corporation) and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended June 30, 1998. These financial statements are the responsibility of the Company's man-agement. Our responsibility is to express an opinion on these financial state-ments based on our audits.

  We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiary as of June 30, 1998 and 1997, and the results of their opera-tions and their cash flows for each of the three years ended June 30, 1998 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP


Hartford, Connecticut
September 18, 1998

                        FORM 10-K CROSS REFERENCE INDEX

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................    30
 Item 2.  Properties.....................................................    30
 Item 3.  Legal Proceedings..............................................    30
 Item 4.  Submission of Matters to a Vote of Security Holders............    31
                                      PART II
            Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    32
 Item 6.  Selected Financial Data........................................    32
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    32
 Item 8.  Financial Statements and Supplementary Data....................    32
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    32
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    33
 Item 11. Executive Compensation.........................................    36
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    39
 Item 13. Certain Relationships and Related Transactions.................    41
                                      PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14. K..............................................................    42

                                    PART I

ITEM 1. BUSINESS

  General. The Aristotle Corporation ("Aristotle") is a holding company which, through its wholly-owned subsidiary, Aristotle Sub, Inc. ("ASI"), owned approximately 97% of The Strouse, Adler Company ("Strouse"). Aristotle formed ASI in 1993 to acquire Strouse (the "Strouse Acquisition"). On January 2, 1998, ASI was merged into Aristotle (the "ASI Merger") and, accordingly, Strouse became a wholly-owned subsidiary of Aristotle. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale") for an aggregate cash purchase price of $21,500,000, subject to purchase price adjustment based on the final net book value of Strouse on June 30, 1998, as defined. On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc." Strouse formerly designed, manufactured and marketed women's intimate apparel. Aristotle is currently seeking to acquire one or more operating companies.

  Business Strategy. Aristotle's business strategy is to utilize the net proceeds from the Strouse Sale to acquire one or more operating companies. Although Aristotle is not currently engaged in negotiations with an acquisition target, Aristotle is reviewing acquisition opportunities.

  Employees. As of September 1, 1998, Aristotle employed 1 full-time, non-union employee.

  Bank Financing. In connection with the Strouse Sale, Strouse's Credit Facilities with BankBoston (as successor to Bank of Boston, Connecticut) were terminated.

  During 1997, Aristotle entered into a line-of-credit agreement with Citizens Bank for $300,000. The line-of-credit matured on August 31, 1998 and was terminated.

  Background Regarding Aristotle. Aristotle is the former holding company of First Constitution Bank (the "Bank"), which was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. On April 11, 1994, Aristotle acquired Strouse through ASI pursuant to the terms of a Capital Contribution Agreement and certain other agreements. As a result of the Strouse Acquisition, Aristotle owned approximately 97% of the issued and outstanding common stock of ASI, which in turn owned all of the outstanding capital stock of Strouse. As a result of the ASI Merger in January of 1998, Aristotle directly owned all of the issued and outstanding capital stock of Strouse. Prior to the Strouse Sale on June 30, 1998, Aristotle's business was the business of Strouse. Currently, Aristotle is seeking to acquire one or more operating companies.

  Aristotle was organized in 1986 and is chartered in the State of Delaware. On April 14, 1993, Aristotle changed its name from First Constitution Financial Corporation to "The Aristotle Corporation". In May 1994, Aristotle effectuated a one for ten reverse stock split.

ITEM 2. PROPERTIES

  At present, Aristotle's office is a 1,500 square foot office in New Haven, Connecticut that is leased from 27 Elm Street, LLC for rent of approximately $9.00 per square foot.

ITEM 3. LEGAL PROCEEDINGS

  Aristotle is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A Special Meeting of the stockholders of Aristotle was held on June 26, 1998. At the Special Meeting, the stockholders voted upon a proposal to approve and adopt the proposed sale for cash to Sara Lee Corporation of substantially all of the assets and certain specified liabilities of Strouse (the "Strouse Sale").

  The Strouse Sale was approved and adopted by the Aristotle stockholders by the following vote:

                                                                        TOTAL
                                          COMMON  PREFERRED           PERCENT OF
                                           STOCK    STOCK     TOTAL   VOTES CAST
                                          ------- --------- --------- ----------
   For................................... 657,209  560,174  1,217,383     69%
   Against...............................   3,995        0      3,995    0.2%
   Abstain...............................   2,767    9,456     12,223    0.7%

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The table below sets forth the high and low prices per share of Common Stock during the fiscal quarters indicated.

                                                                   MARKET PRICE
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
       FISCAL YEAR ENDED JUNE 30, 1998:
         June 30.................................................. 6 1/2  5 1/2
         March 31................................................. 8 1/4  3 3/4
         December 31.............................................. 7 1/4  3 1/8
         September 30............................................. 4 7/8  2 7/8
       FISCAL YEAR ENDED JUNE 30, 1997:
         June 30.................................................. 4      2
         March 31................................................. 3 1/8  1 7/8
         December 31.............................................. 4 3/8  2 1/8
         September 30............................................. 4 3/4  3

  The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "ARTL." As of September 8, 1998, there were approximately 4,000 stockholders of record and 2,200 additional beneficial stockholders (stockholders holding Common Stock in brokerage accounts). Pursuant to the Acquisition Agreement, Aristotle may not pay any dividends with respect to its Common Stock. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  Selected consolidated financial data of the Company can be found on page 3 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" can be found on pages 4 to 9 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements of the Company and its subsidiary, together with the related Notes to Consolidated Financial Statements and the report of independent auditors, can be found on pages 10 to 28 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Amended Bylaws of Aristotle (the "Amended Bylaws") provide that the number of directors shall not be less than seven (7) nor more than fifteen
(15), as fixed by the Board of Directors. The Amended and Restated Certificate of Incorporation and the Amended Bylaws provide that the directors be divided into three classes, as equal in number as possible, with terms expiring in successive years. Directors are elected by the stockholders, other than in the case of newly created directorships, in which case a majority of the Directors then in office appoint an individual to fill the newly created directorship. Directors are elected for terms of three years, or, in the case of newly created directorships, for a full term for the class of directors in which the new directorship was created and, in any case, until their successors are elected and qualified. At the Annual Meeting, three directors will be elected for three-year terms.

  As of the date of the last annual meeting, there were eight (8) directorships. As of June 30, 1998, there were ten (10) directorships.

  Pursuant to the Stock Purchase Agreement dated October 22, 1998 between Aristotle and Geneve Corporation ("Geneve"), Geneve purchased 489,131 shares of Series E Aristotle Preferred Stock. The terms of the Series E Preferred Stock provide that having fewer than two representatives of the holders of Series E Preferred Stock on Aristotle's Board of Directors shall result in an acceleration event which could require that Aristotle redeem the Series E Preferred Stock. Consequently, the Board of Directors established two new directorships in January of 1998. The directors then in office appointed Edward Netter, the Chairman and Chief Executive Officer of Geneve, for a term to expire at the Annual Meeting in 1998 and appointed Steven B. Lapin, the President and Chief Operating Officer of Geneve, for a term to expire at the Annual Meeting in 1999.

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

  The following table sets forth the names of the Board of Director's three nominees for election as directors. Also shown is certain other information, some of which has been obtained from Aristotle's records and some of which has been supplied by the nominees and continuing directors, with respect to each nominee's or director's principal occupation or employment during the past five years, his or her age at September 1, 1998, the periods during which he or she has served as a director of Aristotle and the positions currently held with Aristotle.

                                DIRECTOR OF THE
   NOMINEES                 AGE  COMPANY SINCE          POSITIONS HELD WITH THE COMPANY
   --------                 --- ---------------         -------------------------------
   John J. Crawford........  53      1989       Director, President, Chief Executive Officer and
                                                 Chairman of the Board
   Edward Netter...........  66      1998       Director
   Sharon M. Oster.........  50      1992       Director

  JOHN J. CRAWFORD has been President and Chief Executive Officer of Aristotle since April 2, 1990 and Chairman of the Board since April 1993. Since July 1994, Mr. Crawford has served Aristotle in a part-time capacity. Mr. Crawford is also the Chief Executive Officer of the Regional Water Authority, a utility located in New Haven, Connecticut. Mr. Crawford is also a member of the Board of Directors of Webster Financial Corporation.

  EDWARD NETTER has been Chairman, Chief Executive Officer and a director of Geneve Corporation, a private diversified holding company, for more than five years. Mr. Netter is also Chairman, Chief Executive Officer and a director of Independence Holding Company, a holding company engaged principally in the life and health insurance business.

  SHARON M. OSTER has been a Professor of Economics at the School of Organization and Management, Yale University since 1982. Ms. Oster is a director of two publicly-held companies, Health Care REIT, a real estate investment company, and TransPro, Inc., a manufacturer of automotive/industrial-related products.

                                           DIRECTOR OF THE POSITIONS HELD WITH
   CONTINUING DIRECTORS                AGE  COMPANY SINCE      THE COMPANY
   --------------------                --- --------------- -------------------
   Directors with terms expiring in
    1999:
   Barry R. Banducci..................  62      1993            Director
   Steven B. Lapin....................  53      1998            Director
   Daniel J. Miglio...................  58      1990            Director
   Directors with terms expiring in
    2000:
   Robert L. Fiscus...................  61      1991            Director
   Betsy Henley-Cohn..................  45      1993            Director
   John C. Warfel.....................  46      1994            Director

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

  STEVEN B. LAPIN has been President and Chief Operating Officer of Geneve Corporation ("Geneve"), a private diversified holding company, since October 1993 and a director of Geneve for more than five years. Mr. Lapin is also President, Chief Operating Officer and a director of Independence Holding Company, a holding company engaged principally in the life and health insurance business, as well as a director of American Educational Products, Inc., a developer and producer of hands-on-educational materials, and Zimmerman Sign Company, a provider of site identification products and services.

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

  ROBERT L. FISCUS is Vice Chairman of the Board of Directors and Chief Financial Officer of The United Illuminating Company, a publicly-held electric utility company, where he previously served as President and Chief Financial Officer. Mr. Fiscus has been employed by The United Illuminating Company since 1972.

  BETSY HENLEY-COHN is Chairperson of Birmingham Utilities, Inc., a water utility in Ansonia, Connecticut, and Joseph Cohn & Son, Inc., in New Haven, Connecticut. Ms. Henley-Cohn has been employed by Birmingham Utilities, Inc. since 1993 and by Joseph Cohn & Son, Inc. since 1978. She also serves as a director of The United Illuminating Company and Citizens Bank of Connecticut.

  JOHN C. WARFEL has been the Senior Vice President, Administration and Finance and Chief Financial Officer of Starter Corporation, a leading sports apparel manufacturer since March 1995. He has been employed by Starter Corporation since 1988.

BOARD OF DIRECTORS' COMMITTEES AND NOMINATIONS BY STOCKHOLDERS

  To select nominees for election as directors, the Board of Directors of Aristotle has appointed a Nominating Committee which met on September 17, 1998 and made its nominations for the Annual Meeting. The members of this committee were Messrs. Banducci and Warfel and Ms. Henley-Cohn. Aristotle's Amended Bylaws provide that to be eligible for nomination as a director of Aristotle, a person must be a resident of the State of Connecticut or have been previously a resident for at least three years. The Amended Bylaws further provide that nominations of persons for election to the Board of Directors may be made by the Board of Directors, or by any stockholder entitled to vote for the election of directors at the meeting who provides timely notice in writing to the Secretary of Aristotle and who complies with the requirement to set forth certain information specified in Article III, Section 13 of the Amended Bylaws concerning each person the stockholder proposes to nominate for election and the nominating stockholder. To be timely, notice must be delivered to, or mailed to and received at, the principal executive offices of Aristotle not less than 30 days nor more than 90 days prior to the date of the meeting, provided that at least 45 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders. No stockholder nominations for directors have been submitted in connection with the Annual Meeting.

  The Board of Directors has appointed a standing Audit Committee, which during the year ended June 30, 1998 conducted two (2) meetings. The members of the Audit Committee were Messrs. Fiscus and Warfel, Ms. Henley-Cohn and Ms. Oster. The duties of the Audit Committee include reviewing the financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountants' letter to management concerning the effectiveness of the Company's internal financial and accounting controls, and reviews and recommends to the Board of Directors the firm to be engaged as the Company's independent accountants. The Audit Committee may also examine and consider such other matters relating to the financial affairs and operations of the Company as it determines to be appropriate.

  The Board of Directors of Aristotle also has appointed a Human Resources and Stock Option Committee comprised of three directors, which during the year ended June 30, 1998 conducted one (1) meeting. The Human Resources and Stock Option Committee reviews the salary structure and policies of Aristotle, administers the Company's stock option plan, selects the eligible persons to whom stock options or stock appreciation rights will be granted, and prescribes the terms and provisions of each such option or right. The members of the Human Resources and Option Committee during the year ended June 30, 1998 were Ms. Oster and Messrs. Fiscus and Miglio.

  During the year ended June 30, 1998, the Board of Directors of Aristotle held ten (10) meetings. During fiscal 1998, none of the directors attended less than 75% of the total number of meetings of the Board of Directors and committees of which they were members, except for Barry Banducci who attended 50% of such meetings and Sharon Oster who attended 60% of such meetings.

COMPENSATION OF DIRECTORS

  Effective January 1, 1998, directors of Aristotle, other than officers, each receive a retainer of $7,500, payable semi-annually in 50% Common Stock and 50% cash and $500 per meeting attended. The Common Stock is payable in six month intervals and is valued based on its average market value during the ten days preceding the payment date. In addition to the retainer, the Chairperson and the members of board committees receive $550 or $500, respectively, for each committee meeting attended. During the year ended June 30, 1998, Aristotle did not pay the entire amount of the retainer. Accordingly, Aristotle has accrued an aggregate of $52,000 for the payment of such retainers to directors.

  Non-employee directors are eligible to receive grants of stock options under the Company's 1997 Employee and Director Stock Plan (the "1997 Stock Plan"). The 1997 Stock Plan provides for the automatic grant of non-qualified options to non-employee directors of the Company. Each non-employee director, upon first being elected to the Board of Directors, will receive an option to purchase 2,500 shares, which will vest after completion of one year of service on the Board of Directors, and each non-employee director serving on the

Board of Directors on October 30, 1997 received an immediately exerciseable option to purchase 2,500 shares. Additionally, the 1997 Stock Plan provides for a grant to each non-employee director on the date of his or her reelection (provided that the director has served as a director since his or her initial election) of an option to purchase 1,000 shares, which vests upon completion of one year of service on the Board of Directors.

EXECUTIVE OFFICERS

  The following table sets forth, as of September 1, 1998, the name of the Company's current executive officer who is not a director, his age, and all positions held with the Company. The executive officer serves at the discretion of the Board of Directors, subject to an Employment Agreement that the Company has entered into with the executive officer. See "Executive Compensation--Employment Agreements."

                  NAME                AGE       POSITION WITH THE COMPANY
                  ----                ---       -------------------------
   Paul M. McDonald.................   45 Chief Financial Officer and Secretary

  The principal occupations of the executive officer for the last five years are set forth below.

  PAUL M. MCDONALD has been the Chief Financial Officer of Aristotle since November 1994. Mr. McDonald has been the Secretary of Aristotle since April 1994. In addition, Mr. McDonald served as the Chief Financial Officer and a Director of Strouse since 1989 and as the Secretary of Strouse since September 1995. Prior to joining Strouse, Mr. McDonald was the Controller for Playtex's European operations.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain information for the periods indicated regarding cash and other compensation paid to, earned by, or awarded to the Company's Chief Executive Officer and certain other executive officers of the Company (collectively, the "Named Officers") whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 1998.

                          SUMMARY COMPENSATION TABLE

                                   ANNUAL
                                COMPENSATION             LONG TERM COMPENSATION
                              -------------------    ------------------------------
   NAME AND PRINCIPAL                                  OPTIONS        ALL OTHER
        POSITION         YEAR SALARY $    BONUS $    AWARDED(1) # COMPENSATION $(2)
   ------------------    ---- --------    -------    ------------ -----------------
John J. Crawford........ 1998 $ 80,000(3) $     0       20,000         $    0
 President, Chief
  Executive Officer and  1997   60,000(3)       0            0              0
 Chairman of the Board--
  the Company            1996   60,000(3)       0            0              0
Alfred A. Kniberg....... 1998 $172,816    $     0       10,000         $2,674
 President and Chief
  Operating Officer--    1997  162,816          0            0          2,225
 Strouse                 1996  162,816          0            0          2,077
Joyce Baran............. 1998 $168,000    $     0       10,000         $2,580
 Vice President
  Merchandising and
  Design--               1997  160,000          0            0          2,001
 Strouse                 1996  131,900          0            0          1,660
Paul McDonald........... 1998 $148,529    $     0       10,000         $2,019
 Chief Financial Officer
  and Secretary--the     1997  108,947     20,000(4)         0          1,408
 Company; Chief
  Financial Officer and  1996  108,947          0            0          1,520
 Secretary--Strouse
Barry Topf.............. 1998 $123,750    $ 9,330(5)     3,000         $1,053
 Vice President of
  Manufacturing--Strouse 1997   92,380          0            0            474

--------
(1) Options awarded were options to purchase Common Stock of Aristotle.

(2) Other compensation for the Named Officers, excluding Mr. Crawford, is comprised of the following: fiscal 1998, $774, $278, $680 and $653 paid for term life insurance premiums and an estimated $1,900, $1,74,

   $1,900 and $400 to be paid as a matching contribution pursuant to the Strouse Cash or Deferral Profit Sharing Plan (the "Plan") for Messrs. Kniberg and McDonald, Ms. Baran and Messr. Topf, respectively; in fiscal 1997, $650, $120, $471 and $474 paid for term life insurance premiums for Messrs. Kniberg and McDonald, Ms. Baran and Messr. Topf, respectively, and an estimated $1,575, $1,288, and $1,530 to be paid as a matching contribution pursuant to the Plan for Messrs. Kniberg and McDonald and Ms. Baran.

(3) In fiscal 1998, salary includes $32,000 in shares of Common Stock; in fiscal 1997, salary includes $20,000 in shares of Common Stock; and in fiscal 1996, salary includes $20,000 in shares of Common Stock.

(4) In fiscal 1997, the Company paid Mr. McDonald a $20,000 bonus in recognition of certain additional services rendered to the Company by Mr. McDonald. The payment of this bonus was not pursuant to the terms of Mr. McDonald's Employment Agreement.

(5) In fiscal 1998, the Company paid Mr. Topf a $9,330 performance bonus for meeting management objectives.

                       OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth information regarding each stock option granted to a Named Officer during the fiscal year ended June 30, 1998.

                             NUMBER OF      % OF TOTAL OPTIONS
                             SECURITIES         AWARDED TO
                         UNDERLYING OPTIONS EMPLOYEES IN FISCAL EXERCISE PRICES
          NAME               GRANTED(1)        YEAR 1998(2)        ($/SHARE)     EXPIRATION DATE
          ----           ------------------ ------------------- --------------- -----------------
John J. Crawford........       20,000                29%            $4.625      November 14, 2007
Alfred A. Kniberg.......       10,000                15%            $4.625      November 14, 2007
Joyce Baran.............       10,000                15%            $4.625      November 14, 2007
Paul McDonald...........       10,000                15%            $4.625      November 14, 2007
Barry Topf..............        3,000                 4%            $4.625      November 14, 2007

--------
(1) All stock options were granted under the 1997 Stock Option Plan of Aristotle.

(2) Options for 83,000 shares were granted during the fiscal year ended June 30, 1998, of which 68,000 were granted to employees and 15,000 were granted to non-employee Directors.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

  The following table sets forth certain information regarding unexercised stock options held as of June 30, 1998, by the Named Officers. No stock options were exercised by the Named Officers during the fiscal year ended June 30, 1998.

                         NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                                   UNEXERCISED                        IN-THE-MONEY OPTIONS
                         OPTIONS AT JUNE 30, 1998(1) (#)            AT JUNE 30, 1998(2) ($)
                         --------------------------------------    ----------------------------
     NAME                 EXERCISEABLE          UNEXERCISABLE      EXERCISEABLE   UNEXERCISABLE
     ----                ---------------       ----------------    ------------   -------------
John J. Crawford........             32,500                20,000    $ 9,500(3)      $25,000(4)
Alfred A. Kniberg.......             19,514(5)                  0     17,689(6)            0
Joyce Baran.............             12,503(5)                  0     14,421(7)            0
Paul McDonald...........              3,781                10,000      2,373(8)       12,500(9)
Barry Topf..............              3,000                     0      3,750(10)           0

--------
 (1) All options awarded to Messrs. Crawford and Topf were options to purchase Aristotle Common Stock. Options awarded to Messrs. Kniberg (10,000 options) and McDonald (10,000 options) and Ms. Baran (10,000 options) on November 14, 1997 were options to purchase Aristotle Common Stock. All other options awarded to Messrs. Kniberg and McDonald and Ms. Baran were options (the "ASI Options") to purchase common stock of ASI (the "ASI Common Stock"). Contemporaneously with the award of any ASI Option, an identical number of warrants were issued by Aristotle that enable the holder, after the exercise of the ASI Options, to convert each share of ASI Common Stock into one share of Common Stock after January 1, 1999 for no additional consideration. Pursuant to the ASI Merger in January of 1998, the ASI Options were exchanged for options to purchase Aristotle Common Stock.

 (2) The value of unexercised, "in-the-money" options at June 30, 1998 is the difference between (a) the closing price of Aristotle Common Stock on June 30, 1998 as reported by Nasdaq ($5.875)--the assumed fair market value--and (b) the per share option exercise price, multiplied by the number of shares of Aristotle Common Stock underlying such options.

 (3) Mr. Crawford holds 12,500 exerciseable options to purchase 12,500 shares of Aristotle Common Stock that have an exercise price of $10.00 per option which is greater than the fair market value of the Common Stock as of June 30, 1998 ($5.875). Such options are not "in-the-money" and their value, therefore, is zero. The exercise price of Mr. Crawford's remaining 20,000 exerciseable options is $5.400.

 (4) The exercise price of the 20,000 unexercisable options is $4.625.

 (5) The full vesting of 10,000 options with an exercise price of $4.625 which were granted on November 14, 1997 was accelerated to June 30, 1998 pursuant to a resolution of the Board of Directors on June 26, 1998.

 (6) The exercise price of 10,000 options is $4.625, the exercise price of 2,545 options is $5.000 and the exercise price of 6,969 options is $5.450.

 (7) The exercise price of 10,000 options is $4.625, the exercise price of 1,905 options is $5.000 and the exercise price of 598 options is $5.450.

 (8)The exercise price of 1,703 options is $5.000 and the exercise price of 2,078 options is $5.450.

 (9)The exercise price of the 10,000 unexercisable options is $4.625.

(10)The exercise price of the 3,000 options is $4.625.

EMPLOYMENT AGREEMENTS

  In connection with the Strouse Acquisition, the Company entered into Employment Agreements (the "Employment Agreements") in 1994 with Messrs. Kniberg and McDonald and Ms. Baran. Pursuant to the Strouse Sale, the Employment Agreements with Messr. Kniberg and Ms. Baran were terminated effective June 30, 1998. The Employment Agreement with Messr. McDonald was altered in August of 1997 in order to change his salary to more appropriately reflect his duties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             STOCK OWNED BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

  The following table sets forth, as of September 1, 1998, certain information regarding beneficial ownership of the Common Stock and the Preferred Stock by:
(i) each person who is known to Aristotle to own beneficially more than 5% of the outstanding shares of either the Common Stock or the Preferred Stock; (ii) each director of Aristotle; (iii) each executive officer of Aristotle who is a Named Officer; and (iv) all executive officers and directors of Aristotle as a group. Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares and the address for each such person is The Aristotle Corporation, 27 Elm Street, New Haven, Connecticut. In preparing the following table, Aristotle has relied on information furnished by such persons.

                          NUMBER OF SHARES
                          OF CAPITAL STOCK       PERCENT OF CLASS AND
                         BENEFICIALLY OWNED     VOTING POWER OF CLASS
    5% STOCKHOLDERS,     ---------------------- -------------------------    TOTAL
     DIRECTORS AND        COMMON      PREFERRED   COMMON       PREFERRED     VOTING
   EXECUTIVE OFFICERS    STOCK(1)       STOCK    STOCK(2)        STOCK      POWER(3)
   ------------------    --------     --------- ----------    -----------   --------
5% STOCKHOLDERS:
Geneve
 Corporation/Chaparral
 International Re.(4)...  79,000       489,131         6.58%         85.87%  31.13%
Howell Resource Part-
 ners(5)................  24,446        50,000         2.03%          8.78%   5.91%
David S. Howell(7)......  25,521(6)     50,000         2.12%          8.78%   5.96%
Ann-Marie Howell(7).....  25,521(8)     50,000         2.12%          8.78%   5.96%
Alfred A. Kniberg.......  28,832(9)     13,617         2.40%          2.39%   2.80%
Paul McDonald...........   7,397(10)     5,702            *           1.00%      *
DIRECTORS:
Barry R. Banducci.......  10,344(11)         0            *              *       *
John J. Crawford........  71,327(12)         0         5.94%             *    3.91%
Robert L. Fiscus........  11,644(13)         0            *              *       *
Betsy Henley-Cohn.......  26,684(14)         0         2.22%             *    1.46%
Steven B. Lapin.........       0(15)         0            *              *       *
Daniel J. Miglio........  11,444(16)         0            *              *       *
Edward Netter...........       0(17)         0            *              *       *
Sharon M. Oster.........  38,164(18)         0         3.18%             *    2.09%
John C. Warfel..........   8,737(19)         0            *              *       *
NAMED OFFICERS
(EXCLUDING MESSRS.
CRAWFORD, KNIBERG AND
MCDONALD)
Joyce Baran.............  13,302(20)     1,724            *              *       *
Barry Topf..............   3,000(21)         *            *              *       *
ALL EXECUTIVE OFFICERS
 AND DIRECTORS AS A
 GROUP (13 PERSONS)..... 230,875        19,319        19.02%          3.39%  28.27%

--------
  *Less than 1%

 (1) Includes as part of the total number of issued and outstanding shares of Common Stock those stock options which are currently exerciseable by the individual whose share ownership percentage is being calculated, in accordance with the applicable securities regulations.

 (2) Percentages are calculated by including as part of the total number of issued and outstanding shares of Common Stock those stock options which are currently exerciseable by the individual whose share ownership percentage is being calculated, in accordance with the applicable securities regulations.

 (3) Percentages are calculated based on the total number of shares of Common Stock and Preferred Stock (on a fully converted basis) outstanding. Includes as part of the total number of issued and outstanding shares of Common Stock those stock options which are currently exerciseable by the individual whose share ownership percentage is being calculated, in accordance with the applicable securities regulations.

 (4) Chaparral International Re. is a subsidiary of Geneve Corporation. The address of Geneve Corporation is 96 Cummings Point Road, Stamford, Connecticut. Director Steven B. Lapin is the President and
     Chief Operating Officer of Geneve Corporation and Director Edward Netter is the Chairman and Chief Executive Officer of Geneve Corporation.

 (5) Howell Resource Partners ("HRP") is a general partnership whose general partners are David S. Howell and Ann-Marie Howell. Includes 12,639 shares held by HRP directly; stock options, which are currently exerciseable, to purchase 11,807 shares; and 50,000 shares of preferred stock. The address of HRP and Mr. and Mrs. Howell is 151 River Road, Essex, Connecticut.

 (6) Includes 1,000 shares held by Mr. Howell jointly with his wife, Ann-Marie Howell; and 75 shares held by Mr. Howell's step-son, Eric M. Hines. Mr. Howell disclaims beneficial ownership of the 75 shares held by his step-son.

 (7) Mr. Howell and Mrs. Howell are the general partners of HRP (discussed in footnote 3 above), and have the power to vote the 74,446 shares. Mr. Howell and Mrs. Howell therefore share voting and dispositive power with respect to the 74,446 shares and are indirect beneficial owners of such shares.

 (8) Includes 1,000 shares held by Mrs. Howell jointly with her husband, David
     S. Howell; and 75 shares held by Mrs. Howell's son, Eric M. Hines. Mrs. Howell disclaims beneficial ownership of the 75 shares held by her son.

 (9) Includes 9,318 shares held by Mr. Kniberg directly; stock options, which are currently exerciseable, to purchase 19,514 shares.

(10) Includes 2,806 shares held by Mr. McDonald directly; stock options, which are currently exerciseable, to purchase 3,781 shares; 452 shares held by Janney Montgomery Scott, Inc. under a custodial agreement for Mr. McDonald's benefit; and stock options, which are currently exerciseable, to purchase 358 shares. Mr. McDonald disclaims beneficial ownership of the 810 shares held by Janney Montgomery Scott, Inc.

(11) Includes 6,886 shares held by Mr. Banducci directly; and stock options, which are currently exerciseable, to purchase 3,458 shares.

(12) Includes 34,197 shares held by Mr. Crawford directly; 4,580 shares held in his wife's name; 50 shares held in the name of his daughter; and stock options, which are currently exerciseable, to purchase 32,500 shares.

(13) Includes 7,307 shares held by Mr. Fiscus directly and 400 shares held jointly with his wife; and stock options, which are currently exerciseable, to purchase 3,937 shares.

(14) Includes 6,886 shares held by Ms. Henley-Cohn directly; 14,340 shares held in trusts in which Mrs. Henley-Cohn has the power to vote the shares; 2,000 shares held equally by Ms. Henley-Cohn's son and daughter; and stock options, which are currently exerciseable, to purchase 3,458 shares.

(15) Does not include any shares owned by Chaparral International Re., a subsidiary of Geneve Corporation. Mr. Lapin is the President and Chief Operating Officer of Geneve Corporation.

(16) Includes 7,507 shares held by Mr. Miglio directly; and stock options, which are currently exerciseable, to purchase 3,937 shares.

(17) Does not include any shares owned by Chaparral International Re., a subsidiary of Geneve Corporation. Mr. Netter is the Chairman and Chief Executive Officer of Geneve Corporation.

(18) Includes 8,327 shares held by Ms. Oster directly and 25,900 held by Ms. Oster's husband; and stock options, which are currently exerciseable, to purchase 3,937 shares. Ms. Oster declines control over shares owned by her husband.

(19) Includes 5,758 shares held by Mr. Warfel directly; and stock options, which are currently exerciseable, to purchase 2,979 shares.

(20) Includes 799 shares held by Ms. Baran directly; stock options, which are currently exerciseable, to purchase 12,503 shares.

(21) Includes stock options, which are currently exerciseable to purchase 3,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1997, Aristotle and the holders of the ASI Preferred Stock agreed to delay the exercise of the remaining Put Right and to modify certain other agreements entered into at the time of the Strouse Acquisition (the "1997 Modifications"). Under the 1997 Modifications, Alfred Kniberg, Paul McDonald and Joyce Baran surrendered to ASI 5,706 shares, 3,531 shares and 763 shares, respectively, of ASI Preferred Stock in exchange for the cancellation of $57,060, $35,310 and $7,630 owed by Messrs. Kniberg and McDonald and Ms. Baran, respectively, under loans extended to these Former Strouse Stockholders by the Company in connection with the Strouse Acquisition (the "Acquisition Loans"). The Put Right for the remaining 160,499 shares of ASI Preferred Stock was also amended whereby 80,000 shares were redeemed on January 1, 1998 for $10.00 per share. The Put Right for the remaining 80,499 shares of ASI Preferred Stock, including 13,617 shares owned by Mr. Kniberg, 5,702 shares owned by Mr. McDonald and 1,724 shares owned by Ms. Baran, had been postponed such that the Put Right with respect to 40,249 shares, including 6,809 shares owned by Mr. Kniberg, 2,851 shares owned by Mr. McDonald and 862 shares owned by Ms. Baran, will be redeemable on January 1, 1999 and the Put Right with respect to 40,250 shares, including 6,808 shares owned by Mr. Kniberg, 2,851 shares owned by Mr. McDonald and 862 shares owned by Ms. Baran, will be redeemable on January 1, 2000.

  Under the 1997 Modifications, the maturity dates on the Acquisition Loans were extended such that $104,000 of the outstanding balance ($46,060 remaining balance for Mr. Kniberg, $28,510 remaining balance for Mr. McDonald and $6,169 remaining balance for Ms. Baran) will be due and payable on January 1, 1999 and the remaining $104,000 ($46,059 remaining balance for Mr. Kniberg, $28,510 remaining balance for Mr. McDonald and $6,169 remaining balance for Ms. Baran) will be due and payable on January 1, 2000. The Former Strouse Stockholders also agreed to release $400,000 from the Strouse Escrow Account on January 1, 1998 which was used to partially fund the redemption of 80,000 shares of ASI Preferred Stock on January 1, 1998 and to the release of $200,000 and $100,000 on January 1, 1999 and January 1, 2000, respectively, to help satisfy the Company's Put Right obligations.

  On January 2, 1998, ASI was merged into Aristotle (the "ASI Merger"). As a result of the ASI Merger, all of the remaining 195,497 shares of Series A, B, C and D Aristotle Preferred Stock owned by the Former Strouse Stockholders were repurchased by Aristotle for $.001 per share and all of the remaining 80,499 outstanding shares of ASI Preferred Stock were converted into Series F, G and H Aristotle Preferred Stock which continue to accrue an 8.9% dividend. As of June 30, 1998, a total of 80,499 shares of Series F, G and H Aristotle Preferred Stock were currently outstanding. Pursuant to the Series F, G and H Preferred Stock redemption features, 40,249 shares of Series F, G and H were to be redeemable on January 1, 1999, at $10.00 per share, and 40,250 shares of Series F, G and H were to be redeemable on January 1, 2000, at $10.00 per share. However, as a result of the Strouse Sale, the Former Strouse Stockholders may require Aristotle to immediately repurchase the Series F, G and H Aristotle Preferred Stock. If the holders of the Series F, G and H Preferred Stock elect not to redeem this preferred stock, the holders may elect to convert each such share into 1.667 shares of Aristotle Common Stock, subject o certain adjustments.

  Pursuant to the Stock Purchase Agreement dated October 22, 1998 between Aristotle and Geneve Corporation ("Geneve"), Geneve purchased 489,131 shares of Aristotle Series E Preferred Stock. The terms of the Series E Preferred Stock provide that having fewer than two representatives of the holders of Series E Preferred Stock on Aristotle's Board of Directors shall result in an acceleration event which could require that Aristotle redeem the Series E Preferred Stock. Consequently, the Board of Directors established two new directorships in January of 1998. The directors then in office appointed Edward Netter, the Chairman and Chief Executive Officer of Geneve, for a term to expire at the Annual Meeting in 1998 and appointed Steven B. Lapin, the President and Chief Operating Officer of Geneve, for a term to expire at the Annual Meeting in 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following are filed as part of this report:

  (1) Financial Statements:

    Consolidated Balance Sheets.............................................  10
    Consolidated Statements of Operations...................................  11
    Consolidated Statements of Changes in Stockholders' Equity..............  12
    Consolidated Statements of Cash Flows...................................  13
    Notes to Consolidated Financial Statements..............................  14
    Report of Independent Public Accountants................................  28

  (2) Financial Statement Schedules:

    Report of Independent Public Accountants on Schedules................... S-1
    Schedule II--Valuation and Qualifying Accounts.......................... S-2

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  (3) Exhibits:

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
     2.1 Capital Contribution Agreement dated as of November 19, 1993 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse,
         Adler Company and the Stockholders of Strouse. Incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation's Current Report
         on Form 8-K dated April 14, 1994, as amended (the "1994 Current
         Report").
     3.1 Restated Certificate of Incorporation of The Aristotle Corporation.
         Incorporated herein by reference to Exhibit 3.1 of The Aristotle
         Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.
     3.2 Amended and Restated Bylaws. Incorporated herein by reference to
         Exhibit 3.2 of The Aristotle Corporation's Quarterly Report on Form
         10-Q for the fiscal quarter ended March 31, 1997.
     4.1 Restated Certificate of Incorporation of The Aristotle Corporation.
         See Exhibit 3.1 hereof.
     4.2 Certificate of Designation, Preferences and Rights of Series E
         Convertible Preferred Stock of the Aristotle Corporation. Incorporated
         herein by reference to Exhibit 4.1 of The Aristotle Corporation's
         Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1997.
     4.3 Certificate of Designation, Preferences and Right of Series F, G, and
         H Convertible Preferred Stock of The Aristotle Corporation.
         Incorporated herein by reference to Exhibit 4.2 of the Aristotle
         Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended
         September 30, 1997.
    10.1 Pledge and Escrow Agreement dated as of April 11, 1994 by and among
         Aristotle Sub, Inc. and certain other parties. Incorporated herein by reference to Exhibit 2.8 of the 1994 Current Report.
    10.2 Security Agreement dated as of April 11, 1994 by and among The
         Strouse, Adler Company and certain other parties. Incorporated herein by reference to Exhibit 2.9 of the 1994 Current Report.
    10.3 Term Promissory Notes dated April 11, 1994 payable to The Aristotle
         Corporation. Incorporated herein by reference to Exhibit 2.12 of the
         1994 Current Report.
    10.4 Employment Agreement dated as of April 11, 1994 by and among The
         Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company
         and Paul McDonald. Incorporated herein by reference to Exhibit 2.6 of the 1994 Current Report.
    10.5 Stockholder Loan Pledge Agreements dated as of April 11, 1994 by and between certain parties and The Aristotle Corporation. Incorporated herein by reference to Exhibit 2.13 of the 1994 Current Report.

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
    10.6  Stock Option Plan of The Aristotle Corporation, as amended.
          Incorporated herein by reference to Exhibit 10.2 of the Aristotle
          Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992 (the "1992 Form 10-K").
    10.7  Form of Stock Option Agreement (for non-employee directors).
          Incorporated herein by reference to Exhibit 10.3 of the 1992 Form 10-
          K.
    10.8  Form of Incentive Stock Option Agreement (for employees).
          Incorporated herein by reference to Exhibit 10.4 of the 1992 Form 10-
          K.
    10.9  Letter Agreement by and among The Aristotle Corporation, Aristotle
          Sub, Inc., Alfred Kniberg and David Howell dated June 27, 1995.
          Incorporated herein by reference to Exhibit 10.3 of the Aristotle
          Corporation Annual Report on Form 10-K for the fiscal year ended June
          30, 1995.
    10.10 Letter Agreement dated October 27, 1995 Re: Amended Put Rights.
          Incorporated herein by reference to Exhibit 10.1 of The Aristotle
          Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.
    10.11 Settlement and Release Agreement dated as of May 29, 1996 among The
          Aristotle Corporation, the Federal Deposit Insurance Corporation and
          certain other interested parties. Incorporated herein by reference to
          Exhibit 10.22 of The Aristotle Corporations Annual Report on
          Form 10-K for the fiscal year ended June 30, 1996.
    10.12 Stipulation and Agreement of Settlement dated as of May 28, 1996 Re:
          In Re First Constitution Stockholders Litigation. Incorporated herein by reference to Exhibit 10.23 of The Aristotle Corporations Annual
          Report on Form 10-K for the fiscal year ended June 30, 1996.
    21.1  Subsidiaries of The Aristotle Corporation is attached hereto as
          Exhibit 21.1.
    27    Financial Data Schedule is attached hereto as Exhibit 27.

  (b) Reports on Form 8-K:

    There were no reports on Form 8-K filed in the fourth quarter of Aristotle's fiscal year ended June 30, 1998.

  (c) See (a)(3) above.

  (d) See (a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ARISTOTLE CORPORATION

                                                  /s/ John J. Crawford
                                          By: _________________________________
                                                      John J. Crawford
                                               Its President, Chief Executive
                                                        Officer and
                                                   Chairman of the Board
                                                  Date: September 24, 1998

                                                   /s/ Paul McDonald
                                          By: _________________________________
                                                       Paul McDonald
                                              Its Chief Financial Officer and
                                                          Secretary
                                               (principal financial and chief
                                                     accounting officer)
                                                  Date: September 24, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ John J. Crawford           President, Chief Executive      September 24, 1998
____________________________________  Officer, Chairman of the
          John J. Crawford            Board and Director
                                      (principal executive
                                      officer)

       /s/ Paul McDonald             Chief Financial Officer and     September 24, 1998
____________________________________  Secretary (principal
           Paul McDonald              financial and accounting
                                      officer)

     /s/ Barry R. Banducci                     Director              September 24, 1998
____________________________________
         Barry R. Banducci

      /s/ Robert L. Fiscus                     Director              September 24, 1998
____________________________________
          Robert L. Fiscus

     /s/ Betsy Henley-Cohn                     Director              September 24, 1998
____________________________________
         Betsy Henley-Cohn

     /s/ Alfred A. Kniberg                     Director              September 24, 1998
____________________________________
         Alfred A. Kniberg

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ Stephen B. Lapin                     Director              September 24, 1998
____________________________________
          Stephen B. Lapin

      /s/ Daniel J. Miglio                     Director              September 24, 1998
____________________________________
          Daniel J. Miglio

       /s/ Edward Netter                       Director              September 24, 1998
____________________________________
           Edward Netter

      /s/ Sharon M. Oster                      Director              September 24, 1998
____________________________________
          Sharon M. Oster

       /s/ John C. Warfel                      Director              September 24, 1998
____________________________________
           John C. Warfel

                      FINANCIAL STATEMENT SCHEDULES INDEX

Schedule II--Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Board of Directors and Stockholders of The Aristotle Corporation:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in The Aristotle Corporation's Form 10-K, and have issued our report thereon dated September 18, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  Arthur Andersen LLP

Hartford, Connecticut
September 18, 1998

                                                                     SCHEDULE II

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)

            COLUMN A              COLUMN B    COLUMN C    COLUMN D    COLUMN E
            --------             ---------- ------------ ----------- ----------
                                            ADDITIONS(1)
                                 BALANCE AT  CHARGED TO              BALANCE AT
                                 BEGINNING   COSTS AND   DEDUCTIONS/   END OF
                                 OF PERIOD    EXPENSES   WRITE-OFFS    PERIOD
                                 ---------- ------------ ----------- ----------
FISCAL YEAR ENDED JUNE 30, 1998
Accounts receivable reserve.....    $122        $ 26        $(148)      $--
Co-op advertising reserve.......      50         408         (458)       --
Accounts receivable--long-term
 reserve........................       9           6          (15)       --
FISCAL YEAR ENDED JUNE 30, 1997
Accounts receivable reserve.....     125          26          (29)       122
Co-op advertising reserve.......     117         150         (217)        50
Accounts receivable--long-term
 reserve........................      11           0           (2)         9
FISCAL YEAR ENDED JUNE 30, 1996
Accounts receivable reserve.....     100          59          (34)       125
Co-op advertising reserve.......      71         270         (224)       117
Accounts receivable--long-term
 reserve........................      36          25          (50)        11

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER            DOCUMENT DESCRIPTION
 -------           --------------------
  21.1   Subsidiaries of The Aristotle Corporation
  27     Financial Data Schedule