Form 10-Q
period 1998-09-30
ARISTOTLE CORP
filed 1998-11-16
CIK 790071

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________  to  _____________


                         Commission file number 0-14669


                           THE ARISTOTLE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                     27 ELM STREET, NEW HAVEN, CONNECTICUT
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   06-1165854
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                     06510
                                   (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (203) 867-4090

                           ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]     No

     As of November 11, 1998, 1,233,118 shares of Common Stock, $.01 par value per share, were outstanding.

                           THE ARISTOTLE CORPORATION

              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1998

                                                                            PAGE
                                                                            ----

                         PART I  FINANCIAL INFORMATION


Item 1  Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets at September 30, 1998 and
          June 30, 1998....................................................   3
        Condensed Consolidated Statements of Operations for the Three
          Months Ended September 30, 1998 and 1997.........................   4
        Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 1998 and 1997.........................   5
        Notes to Condensed Consolidated Financial Statements...............   6

Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   9

Item 3  Quantitative and Qualitative Disclosure About Market Risk..........   11


                           PART II  OTHER INFORMATION
Item 1  Legal Proceedings..................................................   12

Item 2  Changes in Securities..............................................   12

Item 3  Defaults Upon Senior Securities....................................   12

Item 4  Submission of Matters to a Vote of Security Holders................   12

Item 5  Other Information..................................................   12

Item 6  Exhibits and Reports on Form 8-K...................................   12

Signatures.................................................................   13

Exhibit Index..............................................................   14

                           THE ARISTOTLE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                           SEPTEMBER 30,   JUNE 30,
                                                                1998        1998
                                                           --------------  --------
                     ASSETS                                 (Unaudited)
                     ------
Current assets:
  Cash and cash equivalents............................       $   7,743   $  12,271
  Marketable securities................................           2,540         202
  Marketable securities and cash equivalents
    held in escrow, at market value....................             610         600
  Other current assets.................................             329         568
                                                              ---------   ---------
     Total current assets..............................          11,222      13,641
                                                              ---------   ---------
Property and equipment, net............................              11           4
                                                              ---------   ---------
Other assets:
  Marketable securities, at market value...............           2,362         867
  Other noncurrent assets..............................              66          70
                                                              ---------   ---------
                                                                  2,428         937
                                                              ---------   ---------
                                                              $  13,661   $  14,582
                                                              =========   =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Current maturities of Series F, G and
    H Preferred Stock..................................       $     805   $     805
  Accrued expenses.....................................             394         648
  Accrued transaction costs............................           1,000       1,704
  Accrued tax reserves.................................             720         720
                                                              ---------   ---------
     Total current liabilities.........................           2,919       3,877
                                                              ---------   ---------
Commitments and contingencies

Series E Redeemable Preferred Stock....................           2,250       2,250
                                                              ---------   ---------
Stockholders' equity:
  Common stock, $.01 par value, 3,000,000 shares
    authorized, 1,241,240 and 1,209,027 shares
    issued in September 1998 and June 1998 and 1997....              12          11
  Additional paid-in capital...........................         160,403     160,248
  Retained earnings (deficit)..........................        (151,879)   (151,770)
  Treasury stock, at cost, 7,500 and 7,287shares at
    September 1998 and June 1998.......................             (47)        (30)
  Net unrealized investment gains......................               3          (4)
                                                              ---------   ---------
     Total stockholders' equity........................           8,492       8,455
                                                              ---------   ---------
                                                              $  13,661   $  14,582
                                                              =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE ARISTOTLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        --------------------------
                                                            1998           1997
                                                        ------------    ----------
Operating expenses:
  General and administrative....................           $ 171           $ 155
                                                           -----           -----
    Operating loss..............................            (171)           (155)
                                                           -----           -----
Other income (expense):
     Investment and interest income.............             175              17
  Interest expense..............................              --              (2)
                                                           -----           -----
    Loss from continuing operations before
      income taxes and minority interest........               4            (140)
Benefit from (provision for) income taxes.......              --              --
                                                           -----           -----
    Income (loss) from continuing operations
    before minority interest....................               4            (140)
Minority interest...............................              --              37
                                                           -----           -----
    Income (loss) from continuing operations....               4            (177)
Discontinued Operations:
  Income from operations of The Strouse,
    Adler Company...............................              --             385
  Gain (loss) on sale of The Strouse,
    Adler Company...............................             (48)             --
                                                           -----           -----
    Net income (loss)...........................             (44)            208

Preferred dividends.............................              63              --
                                                           -----           -----
    Net income (loss) applicable to
      common shareholders.......................           $(107)          $ 208
                                                           =====           =====
Basic earnings per common share:
  Continuing operations.........................           $(.05)          $(.16)
  Discontinued operations.......................              --             .35
  Gain (loss) on sale of discontinued
    operations..................................            (.04)             --
                                                           -----           -----
    Net income (loss)...........................           $(.09)          $ .19
                                                           =====           =====
Diluted earnings per common share:
  Continuing operations.........................           $(.05)          $(.16)
  Discontinued operations.......................              --             .35
  Gain (loss) on sale of discontinued
    operations..................................            (.04)             --
                                                           -----           -----
    Net income (loss)...........................           $(.09)          $ .19
                                                           =====           =====

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1998           1997
                                                             --------------  -------------
Cash flows from operating activities:
  Net income...............................................       $   (44)        $  208
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization..........................            --            143
    Changes in assets and liabilities:
       Accounts receivable.................................            --           (531)
       Inventories.........................................            --           (706)
       Other assets........................................           243            580
       Accounts payable....................................            --           (100)
       Accrued expenses....................................          (256)           148
                                                                  -------         ------
          Net cash used in operating activities............           (57)          (258)
                                                                  -------         ------
Cash flows from investing activities:
  Purchase of marketable securities........................        (3,836)            --
  Minority interest........................................            --             12
  Payments of transaction costs from disposal
    of discontinued operations.............................          (704)            --
  Purchase of property and equipment.......................            (7)          (262)
                                                                  -------         ------
          Net cash used in investing activities............        (4,547)          (250)
                                                                  -------         ------
Cash flows from financing activities:
  Net borrowings under line of credit......................            --          1,141
  Principal payments under note payable....................            --           (112)
  Proceeds from exercise of stock options..................           156             --
  Purchase of treasury stock...............................           (17)            --
  Dividends paid  .........................................           (63)            --
                                                                  -------         ------
          Net cash provided by financing activities........            76          1,029
                                                                  -------         ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........        (4,528)           521
CASH AND CASH EQUIVALENTS, beginning of period.............        12,271            139
                                                                  -------         ------
CASH AND CASH EQUIVALENTS, end of period...................       $ 7,743         $  660
                                                                  =======         ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE ARISTOTLE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Nature of Operations:
    --------------------

     The Aristotle Corporation (Company or Aristotle) is a holding company which, through its wholly-owned subsidiary, Aristotle Sub, Inc. (ASI), owned approximately 97% of The Strouse, Adler Company (Strouse). Aristotle formed ASI in 1993 to acquire Strouse (Strouse Acquisition). On January 2, 1998, ASI was merged into Aristotle (ASI Merger) and, accordingly, Strouse became a wholly-owned subsidiary of Aristotle. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (Strouse Sale). On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc." Strouse formerly designed, manufactured and marketed women's intimate apparel. Aristotle is currently seeking to acquire one or more operating companies.

     Unless the context indicates otherwise, all references herein to the "Company" for the three months ended September 30, 1998 include only Aristotle, and all other references herein to the "Company" include Aristotle, ASI and Strouse.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2.   Earnings per Common Share
     -------------------------

     The Company has adopted the provisions of SFAS 128, "Earnings Per Share". The prior three months ended September 30, 1997 have been restated as a result of the adoption. For the three months September 30, 1998 and 1997, Basic and Diluted earnings per share are calculated as follows:


THREE MONTHS ENDED SEPTEMBER 30
-------------------------------
(IN THOUSANDS OF DOLLAR, EXCEPT SHARE AND PER SHARE DATA)
                                                                              1998             1997
                                                                        ----------------  --------------
Basic Earnings per share:
Numerator
   Income (loss) from continuing operations..........................      $        4      $     (177)
   Preferred dividends...............................................             (63)             --
                                                                           ----------      ----------
   Income (loss) from continuing operations
       applicable to common shareholders.............................             (59)           (177)
   Income (loss) from discontinued operations........................              --             385
   Gain (loss) on sale of discontinued operations....................             (48)             --
                                                                           ----------      ----------
            Net income (loss) applicable to common shareholders......      $     (107)     $      208
                                                                           ==========      ==========

Denominator
   Weighted average shares outstanding...............................       1,205,691        1,098,51
                                                                           ==========      ==========
Basic Earnings Per Share Per Common Shareholder
   Continuing operations.............................................      $    (0.05)     $    (0.16)
   Discontinued operations...........................................              --            0.35
   Gain (loss) on sale of discontinued operations....................           (0.04)             --
                                                                           ----------      ----------
            Net income (loss)........................................      $    (0.09)     $     0.19
                                                                           ==========      ==========
Diluted Earnings per Share:
Numerator
   Income (loss) from continuing operations..........................      $        4      $     (177)
   Preferred dividends...............................................             (63)             --
                                                                           ----------      ----------
   Income (loss) from continuing operations
   applicable to common shareholders.................................             (59)           (177)
   Income (loss) from discontinued operations........................              --             385
   Gain (loss) on sale of discontinued operations....................             (48)             --
                                                                           ----------      ----------
            Net income (loss) applicable to common shareholders......      $     (107)     $      208
                                                                           ==========      ==========
Denominator
   Weighted average shares outstanding...............................       1,205,691       1,098,514
                                                                           ==========      ==========
Diluted Earnings Per Share Per Common Shareholder
   Continuing operations.............................................      $    (0.05)     $    (0.16)
   Discontinued operations...........................................              --            0.35
   Gain (loss) on sale of discontinued operations....................           (0.04)             --
                                                                           ----------      ----------
           Net income (loss).........................................      $    (0.09)     $     0.19
                                                                           ==========      ==========

     For the three months ended September 30, 1998 and 1997, convertible preferred stock, convertible common stock and options to purchase shares of common stock were not included in diluted earnings per share as such inclusion would be antidilutive as a result of the Company's loss from operations applicable to holders of common stock..

3.   Comprehensive Income
     --------------------

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (unaudited) for the three months ended September 30, 1998 and 1997 is as follows:

                                              THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                           -------------------------
                                           (In thousands of Dollars)
                                              1998          1997
                                            --------      --------

     Net income (loss)..................    $ (44)         $ 208

     Net unrealized investment gain.....        7             --
                                             -----         -----
     Comprehensive income (loss)........    $ (37)         $ 208
                                            =====          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

          This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of The Strouse, Adler Company ("Strouse") to Sara Lee Corporation (the "Strouse Sale"). Accordingly, Aristotle is no longer in the business of designing, manufacturing, and marketing women's intimate apparel. Aristotle is currently seeking to acquire one or more operating companies.

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

          Three Months Ended September 30, 1998 as Compared to the Three Months Ended September 30, 1997

          The Company's general and administrative expenses for the quarter ended September 30, 1998 increased 10% to $171,000 compared to $155,000 for the prior year. The increase was primarily due to increased directors compensation.

          Investment and interest income was $175,000 and $17,000 for the three months ended September 30, 1998 and 1997, respectively. The increase in 1998 reflected income generated by increased investment assets resulting primarily from the proceeds of the Strouse Sale in June 1998 and the proceeds from the sale of the Series E Preferred Stock.

          The minority interest expense of $37,000 recognized during the quarter ended September 30, 1997 was due to preferred dividends paid or accrued on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Strouse Acquisition in 1994. In January 1998, upon consummation of the ASI Merger, the ASI Preferred Stock was converted into Series F, G, and H Aristotle Preferred Stock.

          Preferred dividends were $63,000 for the three months ended September 30, 1998. Preferred dividends represent dividends paid or accrued during the three months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement between the Company and Geneve Corporation (the "Preferred Stock Purchase Agreement"). The Series F, G and H Aristotle Preferred Stock was issued in connection with the ASI Merger.

RESULTS OF DISCONTINUED OPERATIONS OF THE COMPANY

          Three months Ended September 30, 1998 as Compared to the Three Months Ended September 30, 1997

          Results of the discontinued operations of Strouse was a loss of $48,000 for the three months ended September 30, 1998 that reflected the final purchase price adjustment related to the June 1998 sale of assets of Strouse.
As a result of the final purchase price adjustment, the ultimate gain recognized by the Company in connection with the Strouse Sale was $825,000. The income of $385,000 for the three months ended September 30, 1997 reflected the operations of Strouse.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $57,000 in operations during the quarter ended September 30, 1998 and used cash of $258,000 in operations during the quarter ended September 30, 1997. During the September 1998 quarter, the utilization of cash in operations was principally the result of the loss incurred by continuing and discontinued operations and a decrease in accrued expenses partially offset by a decrease in other assets. During the September 1997 quarter, the utilization of cash in operations was principally the result of increases in accounts receivable and inventory, partially offset by income generated by discontinued operations and decreases in other assets.

     The Company utilized cash of $4,547,000 in investing activities during the quarter ended September 30, 1998, and utilized cash of $250,000 in investing activities during the quarter ended September 30, 1997. During the September 1998 quarter, the utilization of cash was principally due to the purchase of marketable securities and the payments of transaction costs related to the Strouse Sale that were accrued for in June 1998. Cash utilized for investing activities in the twelve months ended September 30, 1997 principally reflected the purchase of property and equipment.

     The Company generated cash of $76,000 from financing activities during the quarter ended September 30, 1998, and generated cash of $1,029,000 from financing activities during the quarter ended September 30, 1997. Funds provided during the September 1998 quarter were generated from proceeds received from the exercise of stock options, partially offset by the purchase of treasury stock and the payment of dividends. Funds provided during the September 1997 quarter were generated from borrowings under the line of credit and were used to fund the working capital needs of Strouse.

     In connection with ASI's acquisition of Strouse in 1994, ASI issued ASI common stock and ASI preferred stock to the stockholders of Strouse (the "Former Strouse Stockholders"). The ASI preferred stock included the right to require ASI to repurchase shares of ASI preferred stock if the holders did not convert the ASI preferred stock (the "Put Right"). As a result of the ASI Merger on January 2, 1998, (i) all 33,424 shares of ASI common stock owned by the Former Strouse Stockholders were exchanged for 33,424 shares of Aristotle Common Stock;
(ii) options to purchase 35,208 shares of ASI common stock held by the Former Strouse Stockholders were exchanged for options to purchase 35,208 shares of Aristotle Common Stock; and (iii) all shares of ASI preferred stock owned by the Former Strouse Stockholders were converted into an aggregate of 80,499 shares of Series F, G and H Convertible Preferred Stock of Aristotle (the "Series F, G and H Preferred Stock") which continue to accrue an 8.9% per annum dividend.

     As of September 30, 1998, a total of 80,499 shares of Series F, G and H Aristotle Preferred Stock were currently outstanding. Pursuant to the Series F, G and H Aristotle Preferred Stock redemption features, 40,249 shares of Series F, G and H were to be redeemable on January 1, 1999, at $10.00 per share, and 40,250 shares of Series F, G and H were to be redeemable on January 1, 2000, at $10.00 per share. However, as a result of the Strouse Sale, the Former Strouse Stockholders may require Aristotle to immediately repurchase the Series F, G and H Aristotle Preferred Stock. Accordingly, Aristotle has deposited cash in a segregated account in an amount sufficient to pay the entire repurchase price, plus any accrued but unpaid dividends, of the Series F, G and H Preferred Stock. If the holders of the Series F, G and H Preferred Stock elect not to redeem this preferred stock, the holders may elect to convert each such share into 1.667 shares of Aristotle Common Stock, subject to certain adjustments.

     Also, on January 2, 1998, Aristotle and Geneve Corporation ("Geneve") consummated a transaction which provided for the purchase by Geneve of 489,131 shares of Aristotle's Series E Convertible Preferred Stock (the "Series E Preferred Stock"). Aristotle has granted to Geneve the right to require Aristotle to repurchase shares of the Series E Preferred Stock at anytime after the earlier of December 31, 2001 or upon the occurrence of certain acceleration events (the "Geneve Put Right"). Similarly, after December 31, 2001, the Series E Preferred Stock may be redeemed at the option of Aristotle, and after December 31, 2007 the Series E Preferred Stock is subject to mandatory redemption by Aristotle (the "Geneve Redemption Right"). The repurchase price under the Geneve Put Right and the Geneve Redemption Right is $4.60 per share, subject to adjustment for certain recapitalization events, plus any accrued but unpaid dividends.

     Aristotle is actively working to acquire one or more operating companies. In the meantime, Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

YEAR 2000 ISSUE

     In 1997, Aristotle began, for all of its computer systems, a Year 2000 conversion project to address all necessary code changes, testing and implementation. The Year 2000 conversion project has been completed. However, there can be no assurance that the systems of other companies on which Aristotle's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on Aristotle's systems.

     Also, Aristotle's business strategy is to utilize the net proceeds from the Strouse Sale and its net operating tax loss carryforward to fund the acquisition of one or more operating companies with a history of stable or growing earnings. However, there can be no assurance that any company that Aristotle may acquire will have implemented a Year 2000 conversion project to address all necessary code changes or that any program which has been implemented will be successful. Any such failure to implement a successful conversion project may have a material, adverse effect on Aristotle.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate one or more acquisitions; (iii) the ability of Aristotle to maintain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage any to be acquired companies; and (v) general economic conditions. As a result, Aristotle's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not Applicable

                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS.

     None


ITEM 2 - CHANGES IN SECURITIES.

     None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

     None


ITEM 5 - OTHER INFORMATION.

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         See Exhibit Index.

    (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed in the three months ended September 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  The Aristotle Corporation


                                          /s/  John J. Crawford
                              -------------------------------------------
                                            John J. Crawford
                              Its President, Chief Executive Officer and
                                         Chairman of the Board
                                       Date:   November 16, 1998


                                          /s/  Paul McDonald
                              -------------------------------------------
                                            Paul McDonald
                               Its Chief Financial Officer and Secretary
                          (principal financial and chief accounting officer)
                                      Date:   November 16, 1998

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                                Description
-------                               -----------

3.1 Restated Certificate of Incorporation of The Aristotle Corporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

3.2 Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

4.1 Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference. See Exhibit 3.1 and Exhibit
          3.2 above.

4.2 Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and other Special Rights of the Series E Convertible Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

4.3 Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and other Special Rights of the Series F, G and H Convertible Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

4.4 Registration Rights Agreement dated as of April 11, 1994 between the Registrant and the shareholders listed on Exhibit A thereto, incorporated by reference to an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-4185).

4.5 Registration Rights Agreement dated as of October 22, 1997 between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

4.6 Letter Agreement dated as of September 15, 1997 among The Aristotle Corporation, Aristotle Sub, Inc. and certain stockholders, incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

10.1 Pledge and Escrow Agreement dated as of April 11, 1994 by and among Aristotle Sub, Inc. and certain other parties, incorporated herein by reference to Exhibit 2.8 of the of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

10.2 Security Agreement dated as of April 11, 1994 by and among The Strouse, Adler Company and certain other parties, incorporated herein by reference to Exhibit 2.9 of the of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

10.3 Term Promissory Notes dated April 11, 1994 payable to The Aristotle Corporation, incorporated herein by reference to Exhibit 2.12 of the of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

10.4 Employment Agreement dated as of April 11, 1994 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and Paul McDonald, incorporated herein by reference to Exhibit 2.6 of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

10.5 Stockholder Loan Pledge Agreements dated as of April 11, 1994 by and between certain parties and The Aristotle Corporation, incorporated herein by reference to Exhibit 2.13 of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

10.6 Letter Agreement by and among The Aristotle Corporation, Aristotle Sub, Inc., Alfred Kniberg and David Howell dated June 27, 1995, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.7 Letter Agreement dated October 27, 1995 Re: Amended Put Rights, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

10.8 Stock Option Plan of The Aristotle Corporation, as amended, incorporated herein by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.9 Form of Stock Option Agreement (for non-employee directors), incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

10.10 Form of Incentive Stock Option Agreement (for employees), incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report for the fiscal year ended June 30, 1992.

27        Financial Data Schedule is attached hereto as Exhibit 27.