Form 10-Q
period 1998-12-31
ARISTOTLE CORP
filed 1999-02-12
CIK 790071

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended December 31, 1998


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

                          ___________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   [X]                    No


     As of February 5, 1999, 1,233,118 shares of Common Stock, $.01 par value per share, were outstanding.

                           THE ARISTOTLE CORPORATION

              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                        QUARTER ENDED DECEMBER 31, 1998


                                                                                        Page
                                                                                        ----

                         Part I  Financial Information

Item 1  Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at December 31, 1998 and June 30, 1998........   3
  Condensed Consolidated Statements of Operations for the Three and Six Months Ended
   December 31, 1998 and 1997.........................................................   4
  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   December 31, 1998 and 1997.........................................................   5
 Notes to Condensed Consolidated Financial Statements.................................   6

Item 2  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.........................................................  10

Item 3  Quantitative and Qualitative Disclosure About Market Risk.....................  14

                     Part II  Other Information

Item 1  Legal Proceedings.............................................................  14

Item 2  Changes in Securities.........................................................  14

Item 3  Defaults Upon Senior Securities...............................................  14

Item 4  Submission of Matters to a Vote of Security Holders...........................  14

Item 5  Other Information.............................................................  14

Item 6  Exhibits and Reports on Form 8-K..............................................  14

Signatures............................................................................  15

Exhibit Index.........................................................................  16

                           THE ARISTOTLE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except for share data)

                                                                                             December 31,     June 30,
                                                                                                 1998           1998
                                                                                             ------------    ----------
                                           ASSETS                                             (Unaudited)
Current assets:
    Cash and cash equivalents...............................................................   $  9,701        $ 12,271
    Marketable securities...................................................................        710             202
    Marketable securities and cash equivalents held in escrow, at market value..............        610             600
    Other current assets....................................................................        233             568
                                                                                               --------        --------
      Total current assets...................................................................    11,254          13,641
                                                                                               --------        --------
Property and equipment, net..................................................................        11               4
                                                                                               --------        --------
Other assets:
    Marketable securities, at market value...................................................     2,239             867
    Other noncurrent assets..................................................................        59              70
                                                                                               --------        --------
                                                                                                  2,298             937
                                                                                               --------        --------
                                                                                               $ 13,563        $ 14,582
                                                                                               ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
    Current maturities of Series F, G and H Preferred Stock..................................  $    805        $    805
    Accrued expenses.........................................................................       383             648
    Accrued transaction costs................................................................     1,000           1,704
    Accrued tax reserves.....................................................................       720             720
                                                                                               --------        --------
      Total current liabilities..............................................................     2,908           3,877
                                                                                               --------        --------

Commitments and contingencies

Series E Redeemable Preferred Stock..........................................................     2,250           2,250
                                                                                               --------        --------

Stockholders' equity:
    Common stock, $.01 par value, 3,000,000 shares authorized, 1,240,618 and
      1,209,027 shares issued in December 1998 and June 1998.................................        13              11
    Additional paid-in capital...............................................................   160,401         160,248
    Retained earnings (deficit)..............................................................  (151,962)       (151,770)
    Treasury stock, at cost, 7,500 and 7,287 shares at September 1998 and June 1998..........       (47)            (30)
    Net unrealized investment gains..........................................................                        (4)
                                                                                               --------        --------
      Total stockholders' equity.............................................................     8,405           8,455
                                                                                               --------        --------
                                                                                               $ 13,563        $ 14,582
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

                           THE ARISTOTLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except per share data)



                                                              Three Months Ended           Six Months Ended
                                                                 December 31,                December 31,
                                                           ------------------------   ----------------------------
                                                              1998          1997          1998             1997
                                                           -----------  -----------   ------------   -------------
Operating expenses:
  General and administrative...........................          $ 232        $ 133          $ 403           $ 288
  Nonrecurring tax claim contingency fee...............             --          480             --             480
                                                                 -----        -----          -----           -----
    Operating loss.....................................           (232)        (613)          (403)           (768)
                                                                 -----        -----          -----           -----
Other income (expense):
  Investment and interest income.......................            208           40            383              57
  Interest expense.....................................             --           (2)            --              (4)
                                                                 -----        -----          -----           -----
    Loss from continuing operations before income
    taxes and minority interest........................            (24)        (575)           (20)           (715)
Benefit from (provision for) income taxes..............             --        1,199             --           1,199
                                                                 -----        -----          -----           -----

    Income (loss) from continuing operations
    before minority interest...........................            (24)         624            (20)            484
Minority interest......................................             --           35             --              72
                                                                 -----        -----          -----           -----
    Income (loss) from continuing operations...........            (24)         589            (20)            412
Discontinued Operations:
  Income from operations of The Strouse, Adler Company.             --          172             --             557
  Gain (loss) on sale of The Strouse, Adler Company....             --           --            (48)             --
                                                                 -----        -----          -----           -----
    Net income (loss)..................................            (24)         761            (68)            969

Preferred dividends....................................             61           --            124              --
                                                                 -----        -----          -----           -----
    Net income (loss) applicable to common shareholders          $ (85)       $ 761          $(192)          $ 969
                                                                 =====        =====          =====           =====

Basic earnings (loss) per common share:
  Continuing operations................................          $(.07)       $ .53          $(.12)          $ .37
  Discontinued operations..............................             --          .16             --             .51
  Gain (loss) on sale of discontinued operations.......             --           --           (.04)             --
                                                                 -----        -----          -----           -----
    Net income (loss)..................................          $(.07)       $ .61          $(.12)          $ .88
                                                                 =====        =====          =====           =====

Diluted earnings (loss) per common share:
  Continuing operations................................          $(.07)       $ .48          $(.12)          $ .35
  Discontinued operations..............................             --          .13             --             .43
  Gain (loss) on sale of discontinued operations.......             --           --           (.04)             --
                                                                 -----        -----          -----           -----
    Net income (loss)..................................          $(.07)       $ .61          $(.16)          $ .78
                                                                 =====        =====          =====           =====

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)


                                                             Six Months Ended
                                                                December 31,
                                                            1998        1997
                                                          --------    --------
Cash flows from operating activities:
  Net income (loss)...................................     $   (68)    $   969
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization...................           1         288
Changes in assets and liabilities:
       Accounts receivable............................          --         348
       Inventories....................................          --      (1,716)
       Other assets...................................         346         493
       Accounts payable...............................          --        (845)
       Accrued expenses...............................        (266)        856
                                                           -------     -------
          Net cash provided by operating activities...          13         393
                                                           -------     -------

Cash flows from investing activities:
  Purchase of marketable securities...................      (1,890)         --
  Minority interest...................................          --          21
  Repurchase of preferred stock.......................          --         (21)
  Unrealized investment gains/(losses)................           4          --
  Payment of transaction costs from
    disposal of discontinued operations...............        (704)         --
  Purchase of property and equipment..................          (8)       (376)
                                                           -------     -------
          Net cash used in investing activities.......      (2,598)       (376)
                                                           -------     -------

Cash flows from financing activities:
  Net borrowings under line of credit.................          --       2,099
  Principal payments under note payable...............          --        (224)
  Proceeds from exercise of stock options.............         156          --
  Purchase of treasury stock..........................         (17)         --
  Dividends paid  ....................................        (124)         --
                                                           -------     -------
          Net cash provided by financing activities...          15       1,875
                                                           -------     -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      (2,570)      1,892
CASH AND CASH EQUIVALENTS, beginning of period........      12,271         139
                                                           -------     -------
CASH AND CASH EQUIVALENTS, end of period..............     $ 9,701     $ 2,031
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

                           THE ARISTOTLE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Nature of Operations:
     --------------------

     The Aristotle Corporation (Company or Aristotle) is a holding company with no operating subsidiary. Aristotle is currently seeking to acquire one or more operating companies. Previously, Aristotle, through its wholly-owned subsidiary, Aristotle Sub, Inc. (ASI), owned approximately 97% of The Strouse, Adler Company (Strouse). Aristotle formed ASI in 1993 to acquire Strouse (Strouse Acquisition). On January 2, 1998, ASI was merged into Aristotle (ASI Merger) and, accordingly, Strouse became a wholly-owned subsidiary of Aristotle. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (Strouse Sale). On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc." Strouse formerly designed, manufactured and marketed women's intimate apparel.

     Unless the context indicates otherwise, all references herein to the "Company" for the three months ended and six months ended December 31, 1998 include only Aristotle, and all other references herein to the "Company" include Aristotle, ASI and Strouse.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended and six months ended December 31, 1998 are not necessarily indicative of results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes included in the Aristotle's Annual Report on Form 10-K for the year ended June 30, 1998.

2.   Earnings per Common Share
     -------------------------

     Aristotle has adopted the provisions of SFAS 128, "Earnings Per Share". The prior information ended December 31, 1997 has been restated as a result of the adoption. For the three months and six months ended December 31, 1998 and 1997, Basic and Diluted earnings per share are calculated as follows:


Three Months Ended December 31
----------------------------------------------------------
(in thousands of dollars, except share and per share data)

                                                                                1998            1997
                                                                           --------------  --------------
Basic Earnings per share:
Numerator
   Income (loss) from continuing operations..........................        $      (24)       $      589
   Preferred dividends...............................................               (61)               --
                                                                             ----------        ----------
   Income (loss) from continuing operations
     applicable to common shareholders...............................               (85)              589
   Income (loss) from discontinued operations........................                --               172
                                                                             ----------        ----------
   Net income (loss) applicable to common shareholders...............        $      (85)       $      761
                                                                             ==========        ==========
Denominator
 Weighted average shares outstanding.................................         1,233,118         1,108,032
                                                                             ==========        ==========
Basic Earnings Per Share Per Common Shareholder
 Continuing operations...............................................        $    (0.07)       $     0.53
 Discontinued operations.............................................                --              0.16
                                                                             ----------        ----------
          Net income (loss) per share................................        $    (0.07)       $     0.69
                                                                             ==========        ==========
Diluted Earnings per Share:
Numerator
 Income (loss) from continuing operations............................        $      (24)       $      589
 Preferred dividends.................................................               (61)               --
                                                                             ----------        ----------
 Income (loss) from continuing operations
  applicable to common shareholders..................................               (85)              589
 Income (loss) from discontinued operations..........................                --               172
                                                                             ----------        ----------
          Net income (loss) applicable to common shareholders........        $      (85)      $       761
                                                                             ==========        ==========

Denominator
 Weighted average shares outstanding.................................         1,233,118         1,108,032
 Minority interest convertible preferred stock.......................                --           134,165
 Minority interest convertible common stock..........................                --            33,426
                                                                             ----------        ----------
                                                                             $1,233,118        $1,275,623
                                                                             ==========        ==========
Diluted Earnings Per Share Per Common Shareholder
 Continuing operations...............................................        $    (0.07)       $     0.48
 Discontinued operations.............................................                --              0.13
Gain (loss) on sale of discontinued operations.......................                --                --
                                                                             ----------        ----------
         Net income (loss) per share.................................        $    (0.07)       $     0.61
                                                                             ==========        ==========

     For the three months ended December 31, 1998, convertible preferred stock and options to purchase shares of common stock were not included in diluted earnings per share as such inclusion would be antidilutive as a result of Aristotle's loss from operations applicable to holders of common stock.

Six Months Ended December 31
----------------------------------------------------------
(in thousands of dollars, except share and per share data)

                                                                                1998            1997
                                                                            ---------------  -----------
Basic Earnings per share:
Numerator
 Income (loss) from continuing operations.............................       $      (20)      $      412
 Preferred dividends..................................................             (124)              --
                                                                             ----------       ----------
 Income (loss) from continuing operations
  applicable to common shareholders...................................       $     (144)             412
 Income (loss) from discontinued operations...........................               --              557
  Gain (loss) on sale of discontinued operations......................              (48)              --
                                                                             ----------       ----------
          Net income (loss) applicable to common shareholders.........       $     (192)      $      969
                                                                             ==========       ==========

Denominator
 Weighted average shares outstanding..................................        1,219,094        1,103,273
                                                                             ==========       ==========

Basic Earnings Per Share Per Common Shareholder
 Continuing operations................................................       $    (0.12)       $    0.37
 Discontinued operations..............................................               --             0.51
 Gain (loss) on sale of discontinued operations.......................            (0.04)              --
                                                                             ----------       ----------
          Net income (loss) per share.................................       $    (0.16)      $     0.88
                                                                             ==========       ==========
Diluted Earnings per Share:
Numerator
 Income (loss) from continuing operations.............................       $      (20)      $      412
 Preferred dividends..................................................             (124)              --
                                                                             ----------       ----------
 Income (loss) from continuing operations
  applicable to common shareholders...................................             (144)             412
 Income (loss) from discontinued operations...........................               --              557
 Gain (loss) on sale of discontinued operations.......................              (48)              --
                                                                             ----------       ----------
          Net income (loss) applicable to common shareholders.........       $     (192)      $      969
                                                                             ==========       ==========
Denominator
 Weighted average shares outstanding..................................        1,219,094        1,103,273
 Minority interest convertible preferred stock........................               --          169,494
 Minority interest convertible common stock...........................               --           33,426
                                                                             ----------       ----------
                                                                              1,219,094        1,306,193
                                                                             ==========       ==========


Diluted Earnings Per Share Per Common Shareholder
 Continuing operations................................................       $    (0.12)      $     0.35
 Discontinued operations..............................................               --             0.43
 Gain (loss) on sale of discontinued operations.......................            (0.04)              --
                                                                             ----------       ----------
         Net income (loss) per share..................................       $    (0.16)      $     0.78
                                                                             ==========       ==========

     For the six months ended December 31, 1998, convertible preferred stock and options to purchase shares of common stock were not included in diluted earnings per share as such inclusion would be antidilutive as a result of Aristotle's loss from operations applicable to holders of common stock.

3.   Comprehensive Income
     --------------------

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income
(loss) (unaudited) for the three and six months ended December 31, 1998 and 1997 is as follows:

Three Months Ended

                                                     December 31,
                                                     ------------
                                             (In thousands of Dollars)
                                                    1998    1997
                                                    ----    ----

     Net income (loss)                              $(24)   $761

     Net unrealized investment gain/(loss)            (3)     --
                                                    ----    ----

     Comprehensive income (loss)                    $(27)   $761
                                                    ====    ====


Six Months Ended

                                                     December 31,
                                                     ------------
                                             (In thousands of Dollars)
                                                    1998    1997
                                                    ----    ----
     Net income (loss)...............               $(68)   $969

     Net unrealized investment gain..                  4      --
                                                    ----    ----

     Comprehensive income (loss).....               $(64)   $969
                                                    ====    ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the three months and six months ended December 31, 1998, as compared to the three months and six months ended December 31, 1997. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of The Strouse, Adler Company ("Strouse") to Sara Lee Corporation (the "Strouse Sale"). Accordingly, Aristotle is no longer in the business of designing, manufacturing, and marketing women's intimate apparel. Aristotle is currently seeking to acquire one or more operating companies.

Results of Continuing Operations of the Company

     Three Months Ended December 31, 1998 as Compared to the Three Months Ended December 31, 1997

     The Company's general and administrative expenses for the quarter ended December 31, 1998 increased 74% to $232,000 compared to $133,000 for the prior year. The increase was primarily due to increases in professional fees, stockholder expenses, directors compensation and staffing costs.

     The nonrecurring tax claim contingency fee of $480,000 incurred during the three months ended December 31, 1997 reflected an arrangement entered into in connection with the income tax refund claim (see income tax discussion below).

     Investment and interest income was $208,000 and $40,000 for the three months ended December 31, 1998 and 1997, respectively. The increase in 1998 reflected income generated by increased investment assets resulting primarily from the proceeds of the Strouse Sale in June 1998 and the proceeds from the sale of the Series E Preferred Stock in January 1998.

     The income tax benefit of $1,199,000 for the three months ended December 31, 1997 resulted from a tax loss carryback claim related to the Company's 1996 tax year. In connection therewith, the income tax benefit is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim.

     The minority interest expense of $35,000 recognized during the quarter ended December 31, 1997 was due to preferred dividends paid or accrued on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Strouse Acquisition in 1994. In January 1998, upon consummation of the ASI Merger, the ASI Preferred Stock was converted into Series F, G, and H Aristotle Preferred Stock.

     Preferred dividends were $61,000 for the three months ended December 31, 1998. Preferred dividends represent dividends paid or accrued during the three months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement between the Company and Geneve Corporation. The Series F, G and H Aristotle Preferred Stock was issued in connection with the ASI Merger.

     Six Months Ended December 31, 1998 as Compared to the Six Months Ended December 31, 1997

     The Company's general and administrative expenses for the six months ended December 31, 1998 increased 39% to $403,000 compared to $288,000 for the prior year. The increase was primarily due to increases in stockholder expenses, directors compensation and staffing costs.

     The nonrecurring tax claim contingency fee of $480,000 incurred during the six months ended December 31, 1997 reflected an arrangement entered into in connection with the income tax refund claim (see income tax discussion below).

     Investment and interest income was $383,000 and $57,000 for the six months ended December 31, 1998 and 1997, respectively. The increase in 1998 reflected income generated by increased investment assets resulting primarily from the proceeds of the Strouse Sale in June 1998 and the proceeds from the sale of the Series E Preferred Stock in January 1998.

     The income tax benefit of $1,199,000 for the six months ended December 31, 1997 resulted from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the income tax benefit is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim.

     The minority interest expense of $72,000 recognized during the six months ended December 31, 1997 was due to preferred dividends paid or accrued on outstanding ASI Preferred Stock issued to the Former Strouse Stockholders in connection with the Strouse Acquisition in 1994. In January 1998, upon consummation of the ASI Merger, the ASI Preferred Stock was converted into Series F, G, and H Aristotle Preferred Stock.

     Preferred dividends were $124,000 for the six months ended December 31, 1998. Preferred dividends represent dividends paid or accrued during the six months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement between the Company and Geneve Corporation. The Series F, G and H Aristotle Preferred Stock was issued in connection with the ASI Merger.

Results of Discontinued Operations of the Company

     Three months Ended December 31, 1998 as Compared to the Three Months Ended December 31, 1997

     The income from operations of $172,000 for the three months ended December 31, 1997 reflected the operations of Strouse.

     Six months Ended December 31, 1998 as Compared to the Six Months Ended December 31, 1997

     Results of the discontinued operations of Strouse was a loss of $48,000 for the six months ended December 31, 1998 that reflected the final purchase price adjustment related to the June 1998 sale of assets of Strouse. As a result of the final purchase price adjustment, the ultimate gain recognized by the Company in connection with the Strouse Sale was $825,000. The income of $557,000 for the six months ended December 31, 1997 reflected the operations of Strouse.

Liquidity and Capital Resources

     The Company generated cash of $13,000 from operations during the six months ended December 31, 1998 and generated cash of $393,000 from operations during the six months ended December 31, 1997. During the six month period ended December 31, 1998, the generation of cash from operations was principally the result of a decrease in other assets partially offset by a decrease in accrued expenses. During the six months ended December 31, 1997, the generation of cash from operations was principally the result of income generated by discontinued operations and the tax loss carryback claim plus increased accrued expenses partially offset by an increase in inventory levels and a decrease in accounts payable.

     The Company utilized cash of $2,598,000 in investing activities during the six months ended December 31, 1998, and utilized cash of $376,000 in investing activities during the six months ended December 31, 1997. During the six month period ended December 31 1998, the utilization of cash was principally due to the purchase of marketable securities and the payments of transaction costs related to the Strouse Sale that were accrued for in June 1998. Cash utilized for investing activities in the six months ended December 31, 1997 principally reflected the purchase of property and equipment.

     The Company generated cash of $15,000 from financing activities during the six months ended December 31, 1998, and generated cash of $1,875,000 from financing activities during the six months ended December 31, 1997. Funds provided during the six month period ended December 1998 were generated from proceeds received from the exercise of stock options, partially offset by the purchase of treasury stock and the payment of dividends. Funds provided during the six month period ended December 1997 were principally generated from borrowings under the line of credit and were used to fund the working capital needs of Strouse.

     In connection with ASI's acquisition of Strouse in 1994, ASI issued ASI common stock and ASI preferred stock to the stockholders of Strouse (the "Former Strouse Stockholders"). The ASI preferred stock included the right to require ASI to repurchase shares of ASI preferred stock if the holders did not convert the ASI preferred stock (the "Put Right"). As a result of the ASI Merger on January 2, 1998, (i) all 33,424 shares of ASI common stock owned by the Former Strouse Stockholders were exchanged for 33,424 shares of Aristotle Common Stock;
(ii) options to purchase 35,208 shares of ASI common stock held by the Former Strouse Stockholders were exchanged for options to purchase 35,208 shares of Aristotle Common Stock; and (iii) all shares of ASI preferred stock owned by the Former Strouse Stockholders were converted into an aggregate of 80,499 shares of Series F, G and H Convertible Preferred Stock of Aristotle (the "Series F, G and H Preferred Stock").

     As of December 31, 1998, a total of 80,499 shares of Series F, G and H Aristotle Preferred Stock were currently outstanding. Pursuant to the Series F, G and H Aristotle Preferred Stock redemption features, 40,249 shares of Series F, G and H were to be redeemable on January 1, 1999, at $10.00 per share, and 40,250 shares of Series F, G and H were to be redeemable on January 1, 2000, at $10.00 per share. However, as a result of the Strouse Sale, the Former Strouse Stockholders may require Aristotle to immediately repurchase the Series F, G and H Aristotle Preferred Stock. Accordingly, Aristotle has deposited cash in a segregated account in an amount sufficient to pay the entire repurchase price less employee notes receivable, plus any accrued but unpaid dividends, of the Series F, G and H Preferred Stock. If the holders of the Series F, G and H Preferred Stock elect not to redeem this preferred stock, the holders may elect to convert each such share into 1.667 shares of Aristotle Common Stock, subject to certain adjustments.

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

Year 2000 Issue

     In 1997, Aristotle began, for all of its computer systems, a Year 2000 conversion project to address all necessary code changes, testing and implementation. The Year 2000 conversion project was terminated upon the sale of Strouse Adler on June 30, 1998. Recently, Aristotle has purchased computer equipment which is Year 2000 compliant. However, there can be no assurance that the systems of other companies on which Aristotle's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on Aristotle's systems.

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

Certain Factors That May Affect Future Results of Operations

     Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate one or more acquisitions; (iii) the ability of Aristotle to retain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage any to be acquired companies; and (v) general economic conditions. As a result, Aristotle's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     Not Applicable


                          PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

     None

Item 2  Changes in Securities.

     None

Item 3  Defaults Upon Senior Securities.

     None

Item 4  Submission of Matters to a Vote of Security Holder.

     None

Item 5  Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          See Exhibit Index.

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed in the three months ended December 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    The Aristotle Corporation



                                        /s/  John J. Crawford
                                        ---------------------
                                           John J. Crawford
                              Its President, Chief Executive Officer and
                                        Chairman of the Board
                                       Date: February 11, 1999


                                        /s/  Paul McDonald
                                        ------------------
                                           Paul McDonald
                             Its Chief Financial Officer and Secretary
                         (principal financial and chief accounting officer)
                                      Date: February 11, 1999

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

10.4 Employment Agreement dated as of December 1, 1998 by and between The Aristotle Corporation and Paul McDonald, incorporated herein by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-3 filed on December 16, 1998.

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


TRADOCS: 1171566.2 (p3z$02!.doc)