Form 10-Q/A
period 1998-12-31
ARISTOTLE CORP
filed 1999-02-16
CIK 790071

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q/A

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

                           THE ARISTOTLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except per share data)



                                                              Three Months Ended           Six Months Ended
                                                                 December 31,                December 31,
                                                           ------------------------   ----------------------------
                                                              1998          1997          1998             1997
                                                           -----------  -----------   ------------   -------------
Operating expenses:
  General and administrative...........................          $ 232        $ 133          $ 403           $ 288
  Nonrecurring tax claim contingency fee...............             --          480             --             480
                                                                 -----        -----          -----           -----
    Operating loss.....................................           (232)        (613)          (403)           (768)
                                                                 -----        -----          -----           -----
Other income (expense):
  Investment and interest income.......................            208           40            383              57
  Interest expense.....................................             --           (2)            --              (4)
                                                                 -----        -----          -----           -----
    Loss from continuing operations before income
    taxes and minority interest........................            (24)        (575)           (20)           (715)
Benefit from (provision for) income taxes..............             --        1,199             --           1,199
                                                                 -----        -----          -----           -----

    Income (loss) from continuing operations
    before minority interest...........................            (24)         624            (20)            484
Minority interest......................................             --           35             --              72
                                                                 -----        -----          -----           -----
    Income (loss) from continuing operations...........            (24)         589            (20)            412
Discontinued Operations:
  Income from operations of The Strouse, Adler Company.             --          172             --             557
  Gain (loss) on sale of The Strouse, Adler Company....             --           --            (48)             --
                                                                 -----        -----          -----           -----
    Net income (loss)..................................            (24)         761            (68)            969

Preferred dividends....................................             61           --            124              --
                                                                 -----        -----          -----           -----
    Net income (loss) applicable to common shareholders          $ (85)       $ 761          $(192)          $ 969
                                                                 =====        =====          =====           =====

Basic earnings (loss) per common share:
  Continuing operations................................          $(.07)       $ .53          $(.12)          $ .37
  Discontinued operations..............................             --          .16             --             .51
  Gain (loss) on sale of discontinued operations.......             --           --           (.04)             --
                                                                 -----        -----          -----           -----
    Net income (loss)..................................          $(.07)       $ .69          $(.16)          $ .88
                                                                 =====        =====          =====           =====

Diluted earnings (loss) per common share:
  Continuing operations................................          $(.07)       $ .48          $(.12)          $ .35
  Discontinued operations..............................             --          .13             --             .43
  Gain (loss) on sale of discontinued operations.......             --           --           (.04)             --
                                                                 -----        -----          -----           -----
    Net income (loss)..................................          $(.07)       $ .61          $(.16)          $ .78
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



                                    The Aristotle Corporation




                                        ---------------------
                                           John J. Crawford
                              Its President, Chief Executive Officer and
                                        Chairman of the Board
                                       Date: February 11, 1999


                                        /s/  Paul McDonald
                                        ------------------
                                           Paul McDonald
                             Its Chief Financial Officer and Secretary
                         (principal financial and chief accounting officer)
                                      Date: February 16, 1999

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