Form 10-Q
period 1999-03-31
ARISTOTLE CORP
filed 1999-05-17
CIK 790071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31,1999

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

                        Yes   [X]                    No


     As of May 5, 1999, 1,233,118 shares of Common Stock, $.01 par value per share, were outstanding.

                           THE ARISTOTLE CORPORATION

              INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                         QUARTER ENDED MARCH 31, 1999

                                                                                               Page
                                                                                               ----
                         Part I  Financial Information
Item 1--Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets at March 31, 1999 and June 30, 1998.............   3
        Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
         March 31, 1999 and 1998..............................................................   4
        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         March 31, 1999 and 1998..............................................................   5
        Notes to Condensed Consolidated Financial Statements..................................   6

Item 2--Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................   10

Item 3--Quantitative and Qualitative Disclosure About Market Risk.............................   14

                           Part II  Other Information

Item 1--Legal Proceedings.....................................................................   14

Item 2--Changes in Securities.................................................................   14

Item 3--Defaults Upon Senior Securities.......................................................   14

Item 4--Submission of Matters to a Vote of Security Holders...................................   14

Item 5--Other Information.....................................................................   14

Item 6--Exhibits and Reports on Form 8-K......................................................   14

Signatures....................................................................................   15

Exhibit Index.................................................................................   16

                           THE ARISTOTLE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except for share data)

                                                                                             March 31,       June 30,
                                                                                                1999           1998
                                           ASSETS                                            ----------      ----------
                                           ------                                            (Unaudited)
Current assets:
    Cash and cash equivalents................................................................ $   8,152       $  12,271
    Marketable securities....................................................................       811             202
    Marketable securities and cash equivalents held in escrow, at market value...............       710             600
    Other current assets.....................................................................       160             568
                                                                                              ---------       ---------
      Total current assets...................................................................     9,833          13,641
                                                                                              ---------       ---------
Property and equipment, net..................................................................        11               4
                                                                                              ---------       ---------
Other assets:
    Marketable securities, at market value...................................................     2,098             867
    Other noncurrent assets..................................................................        52              70
                                                                                              ---------       ---------
                                                                                                  2,150             937
                                                                                              ---------       ---------
                                                                                              $  11,994       $  14,582
                                                                                              =========       =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            -------------------------------------
Current liabilities:
    Current maturities of Series F, G and H Preferred Stock.................................. $     799       $     805
    Accrued expenses.........................................................................       189             648
    Accrued transaction costs................................................................         -           1,704
    Accrued tax reserves.....................................................................       720             720
                                                                                              ---------       ---------
      Total current liabilities..............................................................     1,708           3,877
                                                                                              ---------       ---------
Commitments and contingencies
Series E Redeemable Preferred Stock..........................................................     2,250           2,250
                                                                                              ---------       ---------
Stockholders' equity:
    Common stock, $.01 par value, 3,000,000 shares authorized, 1,240,618 and
      1,209,027 shares issued in March 1999 and June 1998....................................        13              11
    Additional paid-in capital...............................................................   160,403         160,248
    Retained earnings (deficit)..............................................................  (152,241)       (151,770)
    Treasury stock, at cost, 7,500 and 7,287shares at March 1999 and June 1998...............       (47)            (30)
    Net unrealized investment losses.........................................................       (92)             (4)
                                                                                              ---------       ---------
      Total stockholders' equity.............................................................     8,036           8,455
                                                                                              ---------       ---------
                                                                                              $  11,994       $  14,582
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

                           THE ARISTOTLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (dollars in thousands, except per share data)


                                                          Three Months Ended           Nine Months Ended
                                                               March 31,                    March 31,
                                                               ---------                    ---------
                                                           1999            1998           1999         1998
                                                           ----            ----           ----         ----

Operating expenses:
  General and administrative...........................  $   252         $   181         $   655       $   470
  Nonrecurring tax claim contingency fee...............       --              --              --           480
                                                         -------         -------         -------       -------
    Operating loss.....................................     (252)           (181)           (655)         (950)
                                                         -------         -------         -------       -------

Other income (expense):
  Investment and interest income.......................      226              51             609           109
  Interest expense.....................................       --              (1)             --            (5)
                                                         -------         -------         -------       -------
    Loss from continuing operations before income
    taxes and minority interest........................      (26)           (131)            (46)         (846)
Benefit from (provision for) income taxes..............      (49)             --             (49)        1,199
                                                         -------         -------         -------       -------
  Income (loss) from continuing operations
  before minority interest.............................      (75)           (131)            (95)          353
Minority interest......................................       --              --              --            72
                                                         -------         -------         -------       -------
  Income (loss) from continuing operations.............      (75)           (131)            (95)          281
Discontinued Operations:
  Income from operations of The Strouse, Adler
    Company............................................       --             100              --           657
  Gain (loss) on sale of The Strouse, Adler Company....     (150)             --            (198)           --
                                                         -------         -------         -------       -------
    Net income (loss)..................................     (225)            (31)           (293)          938
Preferred dividends....................................       54              62             178            62
                                                         -------         -------         -------       -------
    Net income (loss) applicable to common
     shareholders......................................  $  (279)        $   (93)        $  (471)      $   876
                                                         =======         =======         =======       =======
Basic earnings (loss) per common share:
  Continuing operations................................  $  (.11)        $  (.16)        $  (.22)      $   .19
  Discontinued operations..............................       --             .08              --           .58
  Gain (loss) on sale of discontinued operations.......     (.12)             --            (.16)           --
                                                         -------         -------         -------       -------
    Net income (loss)..................................  $  (.23)        $  (.08)        $  (.38)      $   .77
                                                         =======         =======         =======       =======
Diluted earnings (loss) per common share:
  Continuing operations................................  $  (.11)        $  (.16)        $  (.22)      $   .22
  Discontinued operations..............................       --             .08              --           .45
  Gain (loss) on sale of discontinued operations.......     (.12)             --            (.16)           --
                                                         -------         -------         -------       -------
    Net income (loss)..................................  $  (.23)        $  (.08)        $  (.38)      $   .67
                                                         =======         =======         =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                            ----------
                                                                                        1999          1998
                                                                                      --------      -------
Cash flows from operating activities:
  Net income (loss).................................................................. $    (293)    $    938
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
         Depreciation and amortization...............................................          1         442
         Issuance of common stock for services.......................................         --         136
         Changes in assets and liabilities:
          Accounts receivable........................................................         --         (29)
          Inventories................................................................         --      (2,524)
          Other assets...............................................................        426        (173)
          Accounts payable...........................................................         --        (655)
          Accrued expenses...........................................................       (459)        781
                                                                                      ----------    --------
          Net cash used in operating activities......................................       (325)     (1,084)
                                                                                      ----------    --------
Cash flows from investing activities:
  Purchase of marketable securities..................................................     (1,950)         --
  Minority interest..................................................................         --          20
  Purchase of investment.............................................................         --        (150)
  Purchase of restricted investment..................................................         --        (721)
  Restriction of cash................................................................         --      (1,079)
  Sale of marketable securities......................................................         --         900
  Repurchase of preferred stock......................................................         (6)       (803)
  Unrealized investment gains/(losses)...............................................        (88)         --
  Payment of transaction costs from disposal of discontinued operations..............     (1,704)         --
  Purchase of property and equipment.................................................         (8)       (587)
                                                                                      ----------    --------
          Net cash used in investing activities......................................     (3,756)     (2,420)
                                                                                      ----------    --------
Cash flows from financing activities:
  Net borrowings under line of credit................................................         --       2,561
  Principal payments under note payable..............................................         --        (164)
  Proceeds from exercise of stock options............................................        157          --
  Proceeds from issuance of preferred stock..........................................         --       2,250
  Issuance of common stock...........................................................         --         135
  Purchase of treasury stock.........................................................        (17)         --
  Dividends paid  ...................................................................       (178)        (62)
                                                                                      ----------    --------
          Net cash provided by financing activities..................................        (38)      4,720
                                                                                      ----------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................     (4,119)      1,216

CASH AND CASH EQUIVALENTS, beginning of period.......................................     12,271         139
                                                                                      ----------    --------
CASH AND CASH EQUIVALENTS, end of period............................................. $    8,152    $  1,355
                                                                                      ==========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE ARISTOTLE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Nature of Operations:
    --------------------


    The Aristotle Corporation (Company or Aristotle) is a holding company which recently acquired an operating company. See "Recent Developments" below regarding the acquisition of Simulaids, Inc., New York privately owned company. Previously, Aristotle, through its wholly-owned subsidiary, Aristotle Sub, Inc.
(ASI), owned approximately 97% of The Strouse, Adler Company (Strouse). Aristotle formed ASI in 1993 to acquire Strouse (Strouse Acquisition). On January 2, 1998, ASI was merged into Aristotle (ASI Merger) and, accordingly, Strouse became a wholly-owned subsidiary of Aristotle. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (Strouse Sale). On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc." Strouse formerly designed, manufactured and marketed women's intimate apparel.

    Unless the context indicates otherwise, all references herein to the "Company" for the three months ended and nine months ended March 31, 1999 include only Aristotle, and all other references herein to the "Company" include Aristotle, ASI and Strouse.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes included in the Aristotle's Annual Report on Form 10-K for the year ended June 30, 1998.

2.   Earnings per Common Share
     -------------------------

     Aristotle has adopted the provisions of SFAS 128, "Earnings Per Share". The prior information ended March 31, 1998 has been restated as a result of the adoption. For the three months and nine months ended March 31, 1999 and 1998, Basic and Diluted earnings per share are calculated as follows:

Three Months Ended March 31
----------------------------
(in thousands of dollars, except share and per share data)
                                                                                           1999             1998
                                                                                     --------------     --------------
Basic Earnings per share:
Numerator
   Income (loss) from continuing operations............................................ $        (75)        $     (131)
   Preferred dividends.................................................................          (54)               (62)
                                                                                        ------------         ----------
   Income (loss) from continuing operations
     applicable to common shareholders.................................................         (129)              (193)
   Income (loss) from discontinued operations..........................................         (150)               100
                                                                                        ------------         ----------
     Net income (loss) applicable to common shareholders............................... $       (279)        $      (93)
                                                                                        ============         ==========
Denominator
   Weighted average shares outstanding...............................................      1,233,118          1,200,421
                                                                                        ============         ==========

Basic Earnings Per Share Per Common Shareholder
 Continuing operations................................................................. $      (0.11)        $    (0.16)
 Discontinued operations...............................................................           --                 --
 Gain (loss) on sale of discontinued operations........................................        (0.12)              0.08
                                                                                        ------------         ----------
     Net income (loss) per share....................................................... $      (0.23)        $    (0.08)
                                                                                        ============         ==========
Diluted Earnings per Share:
Numerator
 Income (loss) from continuing operations.............................................. $        (75)        $     (131)
 Preferred dividends...................................................................          (54)               (62)
                                                                                        ------------         ----------
 Income (loss) from continuing operations
   applicable to common shareholders...................................................         (129)              (193)
 Income (loss) from discontinued operations............................................         (150)               100
                                                                                        ------------         ----------
     Net income (loss) applicable to common shareholders............................... $       (279)        $      (93)
                                                                                        ============         ==========
Denominator
 Weighted average shares outstanding...................................................    1,233,118          1,200,421
                                                                                        ============         ==========

Diluted Earnings Per Share Per Common Shareholder
 Continuing operations................................................................. $      (0.11)        $    (0.16)
 Discontinued operations...............................................................           --               0.08
 Gain (loss) on sale of discontinued operations........................................        (0.12)                --
                                                                                        ------------         ----------
     Net income (loss) per share....................................................... $      (0.23)        $    (0.08)
                                                                                        ============         ==========

     For the three months ended March 31, 1999 and March 31, 1998, convertible preferred stock and options to purchase shares of common stock were not included in diluted earnings per share as such inclusion would be antidilutive as a result of Aristotle's loss from continuing operations applicable to holders of common stock.

Nine Months Ended March 31
-------------------------------------------------------------
(in thousands of dollars, except share and per share data)

                                                                                              1999            1998
                                                                                        ---------------  -------------
Basic Earnings per share:
Numerator
 Income (loss) from continuing operations...............................................  $      (95)   $       281
 Preferred dividends....................................................................        (178)           (62)
                                                                                          ----------    -----------
 Income (loss) from continuing operations
  applicable to common shareholders.....................................................        (273)           219
 Income (loss) from discontinued operations.............................................          --            657
 Gain (loss) on sale of discontinued operations.........................................        (198)            --
                                                                                          ----------    -----------
          Net income (loss) applicable to common shareholders...........................  $     (471)   $       876
                                                                                          ==========    ===========
Denominator
 Weighted average shares outstanding....................................................   1,223,700      1,134,772
                                                                                          ==========    ===========

Basic Earnings Per Share Per Common Shareholder
 Continuing operations..................................................................   $   (0.22)   $      0.19
 Discontinued operations................................................................          --           0.58
 Gain (loss) on sale of discontinued operations.........................................       (0.16)            --
                                                                                          ----------    -----------
          Net income (loss) per share...................................................  $    (0.38)   $      0.77
                                                                                          ==========    ===========

Diluted Earnings per Share:
Numerator
 Income (loss) from continuing operations...............................................  $      (95)   $       281
 Preferred dividends....................................................................        (178)            --
 Minority interest preferred dividends..................................................          --             51
                                                                                          ----------    -----------
 Income (loss) from continuing operations
  applicable to common shareholders.....................................................        (273)           332
 Income (loss) from discontinued operations.............................................          --            657
 Gain (loss) on sale of discontinued operations.........................................        (198)            --
                                                                                          ----------    -----------
          Net income (loss) applicable to common shareholders...........................  $     (471)   $       989
                                                                                          ==========    ===========

Denominator
 Weighted average shares outstanding....................................................   1,223,700      1,134,772
 Weighted average convertible preferred stock...........................................          --        316,768
 Minority interest convertible common stock.............................................          --         22,567
                                                                                          ----------    -----------
                                                                                           1,223,700      1,474,407
                                                                                          ==========    ===========
Diluted Earnings Per Share Per Common Shareholder
 Continuing operations..................................................................  $    (0.22)   $      0.22
 Discontinued operations................................................................          --           0.45
 Gain (loss) on sale of discontinued operations.........................................       (0.16)            --
                                                                                          ----------    -----------
         Net income (loss) per share....................................................  $    (0.38)   $      0.67
                                                                                          ==========    ===========

     For the nine months ended March 31, 1999, convertible preferred stock and options to purchase shares of common stock were not included in diluted earnings per share as such inclusion would be antidilutive as a result of Aristotle's loss from continuing operations applicable to holders of common stock.

3.   Comprehensive Income
     --------------------

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income
(loss) (unaudited) for the three and nine months ended March 31, 1999 and 1998 is as follows:

Three Months Ended

                                                 March 31,
                                                 ---------
                                          (In thousands of Dollars)

                                                   1999      1998
                                                   ----      ----

     Net  loss ................................   $(225)     $(31)
     Net unrealized investment loss ...........     (92)       (6)
                                                 -------     -----

     Comprehensive loss .......................   $(317)     $(37)
                                                  ======     =====


                                                 Nine Months Ended
                                                     March 31,
                                                     ---------
                                                (In thousands of Dollars)

                                                   1999      1998
                                                   ----      ----

Net income.....................................   $(293)     $938
Net unrealized investment loss.................     (88)       (6)
                                                   -----     ----
Comprehensive income (loss)....................   $(381)     $932
                                                   =====     ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the three and nine months ended March 31, 1999, as compared to the three and nine months ended March 31, 1998. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of The Strouse, Adler Company ("Strouse") to Sara Lee Corporation (the "Strouse Sale"). Accordingly, Aristotle is no longer in the business of designing, manufacturing, and marketing women's intimate apparel.

Results of Continuing Operations of the Company

     Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998.

     The Company's general and administrative expenses for the quarter ended March 31, 1999 increased 39% to $252,000 compared to $181,000 for the prior year. The increase was primarily due to increases in professional fees and staffing costs.

     Investment and interest income was $226,000 and $51,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in 1999 reflected income generated by increased investment assets resulting primarily from the proceeds of the Strouse Sale in June 1998.

     The income tax provision for the three months ended March 31, 1999 primarily reflected minimum state taxes.

     Preferred dividends were $54,000 for the three months ended March 31, 1999 versus $62,000 for the three months ended March 31, 1998. Preferred dividends represent dividends paid or accrued during the three months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement between the Company and Geneve Corporation. The Series F, G and H Aristotle Preferred Stock were issued in connection with the ASI Merger.

     Nine Months Ended March 31, 1999 as Compared to the Nine Months Ended March 31, 1998

     The Company's general and administrative expenses for the nine months ended March 31, 1999 increased 39% to $655,000 compared to $470,000 for the prior year. The increase was primarily due to increases in directors' compensation, staffing costs and professional fees.

     The nonrecurring tax claim contingency fee of $480,000 incurred during the nine months ended March 31, 1999 reflected an arrangement entered into in connection with the income tax refund claim (see income tax discussion below).

     Investment and interest income was $609,000 and $109,000 for the nine months ended March 31, 1999 and 1998, respectively. The increase in 1999 reflected income generated by increased investment assets resulting primarily from the proceeds of the Strouse Sale in June 1998 and the proceeds from the sale of the Series E Preferred Stock in January 1998.

     The income tax provision of $49,000 for the nine months ended March 31, 1999 primarily reflected minimum state taxes. The income tax benefit of $1,199,000 for the nine months ended March 31, 1998 resulted from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the income tax benefit is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim (see above).

     The minority interest expense of $72,000 recognized during the nine months ended March 31, 1998 was due to preferred dividends paid or accrued on outstanding ASI Preferred Stock issued to the former Strouse stockholders in connection with the acquisition of Strouse in 1994. In January 1998, upon consummation of the ASI Merger, the ASI Preferred Stock was converted into Series F, G, and H Aristotle Preferred Stock (see below).

     Preferred dividends were $178,000 for the nine months ended March 31, 1999 versus $62,000 for the nine months ended March 31, 1998. Preferred dividends represent dividends paid or accrued during the nine months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement between the Company and Geneve Corporation in January 1998. The Series F, G and H Aristotle Preferred Stock were issued in connection with the ASI Merger in January 1998.

Results of Discontinued Operations of the Company

     Three months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998

     The loss on sale of discontinued operations of $150,000 for the three months ended March 31, 1999 reflected additional taxes resulting from the Strouse sale. The income from operations of $100,000 for the three months ended March 31, 1998 reflected the operations of Strouse.

     Nine months Ended March 31, 1999 as Compared to the Nine Months Ended March 31, 1998

     Results of discontinued operations of Strouse was a loss of $198,000 for the nine months ended March 31, 1999 which reflected additional taxes of $150,000 and the final purchase price adjustment of $48,000 related to the Strouse sale. As a result of the final purchase price adjustment and the additional taxes, the ultimate gain recognized by the Company in connection with the Strouse Sale was $675,000. The income of $657,000 for the nine months ended March 31, 1998 reflected the operations of Strouse.

Liquidity and Capital Resources

     The Company used cash of $325,000 in operations during the nine months ended March 31, 1999 and used cash of $1,084,000 in operations during the nine months ended March 31, 1998. During the nine month period ended March 31, 1999, the use of cash in operations was principally the result of a net loss of $293,000 and a decrease in accrued expenses partially offset by a decrease in other assets. During the nine months ended March 31, 1998, the use of cash in operations was principally the result of increased inventory levels and a decrease in accounts payable partially offset by income generated by discontinued operations and increased accrued expenses.

     The Company utilized cash of $3,756,000 in investing activities during the nine months ended March 31, 1999, and utilized cash of $2,420,000 in investing activities during the nine months ended March 31, 1998. During the nine month period ended March 31 1999, the utilization of cash was principally due to the purchase of marketable securities and the payment of transaction costs related to the Strouse Sale that were accrued for in June 1998. Cash utilized for investing activities in the nine months ended March 31, 1998 principally resulted from the restriction of cash of $1,079,000 and the purchase of restricted investments of $721,000 related to the Preferred Stock Purchase Agreement, the $150,000 purchase of investments, and the $587,000 purchase of property and equipment. In addition, during the nine months ended March 31, 1998, the Company used $803,000 to fund the payment of the Put Right, as defined below. In exchange for the funding of the Put Right, the Company received 80,000 shares of ASI Preferred Stock and 80,000 shares of Series A, B and C Aristotle Preferred Stock. The utilization of cash during the nine months ended March 31, 1998 was offset by the generation of $900,000 from the sale of marketable securities.

     The Company used cash of $38,000 in financing activities during the nine months ended March 31, 1999, and generated cash of $4,720,000 from financing activities during the nine months ended March 31, 1998. Funds used during the nine month period ended March 1999 were principally for the payment of dividends partially offset by cash generated from proceeds received from the exercise of stock options. Funds generated during the nine month period ended March 31, 1998 were primarily a result of the Company drawing $2,561,000 from its line-of-credit, proceeds of $2,250,000 from the Preferred Stock Purchase Agreement with Geneve Corporation, and the purchase of an additional 30,000 shares of common stock by Geneve Corporation for $135,000, partially offset by $164,000 payment of its leases and term notes payable.

     In connection with ASI's acquisition of Strouse in 1994, ASI issued ASI common stock and ASI preferred stock to the stockholders of Strouse (the "Former Strouse Stockholders"). The ASI preferred stock included the right to require ASI to repurchase shares of ASI preferred stock if the holders did not convert the ASI preferred stock (the "Put Right"). As a result of the ASI Merger on January 2, 1998, (i) all 33,424 shares of ASI common stock owned by the Former Strouse Stockholders were exchanged for 33,424 shares of Aristotle Common Stock;
(ii) options to purchase 35,208 shares of ASI common stock held by the Former Strouse Stockholders were exchanged for options to purchase 35,208 shares of Aristotle Common Stock; and (iii) all shares of ASI preferred stock owned by the Former Strouse Stockholders were converted into an aggregate of 80,499 shares of Series F, G and H Convertible Preferred Stock of Aristotle (the "Series F, G and H Preferred Stock") .

     As of March 31, 1999, a total of 79,882 shares of Series F, G and H Aristotle Preferred Stock were currently outstanding. Pursuant to the Series F, G and H Aristotle Preferred Stock redemption features, 39,632 shares of Series F, G and H were to be redeemable on January 1, 1999, at $10.00 per share, and 40,250 shares of Series F, G and H were to be redeemable on January 1, 2000, at $10.00 per share. However, as a result of the Strouse Sale, the Former Strouse Stockholders may require Aristotle to immediately repurchase the Series F, G and H Aristotle Preferred Stock. Accordingly, Aristotle has deposited cash in a segregated account in an amount sufficient to pay the entire repurchase price less employee notes receivable, plus any accrued but unpaid dividends, of the Series F, G and H Preferred Stock. If the holders of the Series F, G and H Preferred Stock elect not to redeem this preferred stock, the holders may elect to convert each such share into 1.667 shares of Aristotle Common Stock, subject to certain adjustments.

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

     Aristotle is actively working to acquire one or more operating companies in addition to its recent acquisition of Simulaids, Inc. See "Recent Developments" below. In the meantime, Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

Recent Developments

     On  May  4,  1999,   Aristotle   acquired  all  the  outstanding  stock  of
Simulaids,  Inc.,   a privately-held  New York company ("Simulaids"), pursuant
to a Stock Purchase Agreement dated as  of  April  30,  1999   between
Aristotle   and   Kevin  Sweeney  (the "Seller")  for  an   aggregate purchase
price of $8.4 million in cash.   Simulaids, located in Woodstock, New York,
manufactures health and medical education teaching aids. Simulaids proprietary products include manikins and simulation kits used for training in the CPR, emergency rescue and patient care fields. Simulaids has become a wholly-owned operating subsidiary of Aristotle.

Year 2000 Issue

     In 1997, Aristotle began, for all of its computer systems, a Year 2000 conversion project to address all necessary code changes, testing and implementation. This initial Year 2000 conversion project was terminated upon the sale of Strouse Adler on June 30, 1998. Recently, Aristotle has purchased computer equipment which is Year 2000 compliant. However, there can be no assurance that the systems of other companies on which Aristotle's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on Aristotle's systems.

     As noted above, Aristotle recently acquired Simulaids. Simulaids has developed, implemented and tested its Year 2000 conversion project to ensure that its computer systems are Year 2000 complaint. Aristotle is in the process of reviewing the implementation and testing of Simulaids' year 2000 conversion project and, based upon such review, Aristotle will take additional steps to ensure compliance. There can be no assurance, however, that Simulaids' conversion project will be successful or that the systems of other companies on which Simulaids' systems rely will be timely converted or that such a failure to convert by another company would not have a material adverse effect on Simulaids' systems.

Certain Factors That May Affect Future Results of Operations

     Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate one or more additional acquisitions; (iii) the ability of Aristotle to retain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage any acquired or to be acquired companies; and (v) general economic conditions. As a result, Aristotle's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     Interest income on the Company's investments is carried in "Other income (expense)." The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

     Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading.

                          PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

     None


Item 2  Changes in Securities.

     None


Item 3  Defaults Upon Senior Securities.

     None


Item 4  Submission of Matters to a Vote of Security Holder.

     None


Item 5  Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         See Exhibit Index.

    (b)   Reports on Form 8-K:

         There were no reports on Form 8-K filed in the three months ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    The Aristotle Corporation



                                                /s/  John J. Crawford
                                    --------------------------------------
                                                John J. Crawford
                                     Its President, Chief Executive Officer and
                                                Chairman of the Board
                                                  Date:  May 14, 1999


                                                 /s/  Paul McDonald
                                    --------------------------------------
                                                   Paul McDonald
                                   Its Chief Financial Officer and Secretary
                                   (principal financial and chief accounting
                                                 officer)
                                              Date:  May 14, 1999

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