Form 10-K
period 1999-06-30
ARISTOTLE CORP
filed 1999-09-28
CIK 790071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of September 8, 1999, the aggregate market value of the Common Stock outstanding of The Aristotle Corporation held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,782,149, based on the closing price as reported by the Nasdaq Stock Market.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement dated September 30, 1999 are incorporated by reference into Part III of this Report on Form 10-K.

                            THE ARISTOTLE CORPORATION

                                TABLE OF CONTENTS

Selected Consolidated Financial Data......................................     3

Management's Discussion and Analysis......................................     5

Consolidated Financial Statements.........................................    13

               SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
             (Amounts in thousands, except share and per share data)

      The following are selected consolidated financial data for The Aristotle Corporation ("Aristotle"), Aristotle Sub, Inc. ("ASI"), and The Strouse, Adler Company ("Strouse") on a consolidated basis for the fiscal years ended June 30, 1995, 1996, 1997 and 1998 and also include Simulaids, Inc. ("Simulaids") for the fiscal year ended June 30, 1999. Aristotle formed ASI in 1993 and acquired Strouse (the "Strouse Acquisition") in 1994. On January 2, 1998, ASI was merged into Aristotle (the "ASI Merger"). On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale"). On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc." On April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids, a manufacturer of health and education teaching aids. All references herein to the "Company" include Aristotle, Strouse, ASI and Simulaids. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                           FISCAL YEARS ENDED JUNE 30,
                                                                           ---------------------------
                                                   1995              1996              1997              1998              1999
                                                -----------       -----------       -----------       -----------       -----------
Consolidated statements of operations data:

Net sales .................................     $        --       $        --       $        --       $        --       $       947
Costs and expenses:
  Costs of goods sold .....................              --                --                --                --               770
  Selling, general and administrative .....             589               609               649               685             1,289
  Nonrecurring tax claim contingency fee ..              --                --                --               480                --
                                                -----------       -----------       -----------       -----------       -----------
    Operating loss ........................            (589)             (609)             (649)           (1,165)           (1,112)

Other income (expense):
  Investment and interest income ..........             321               312               146               151               725
  Interest expense ........................              --                (4)               (9)               (5)              (32)
                                                -----------       -----------       -----------       -----------       -----------

Loss from continuing operations
  before income taxes and
  and minority interest ...................            (268)             (301)             (512)           (1,019)             (419)

Benefit from (provision for) income
  taxes (1) ...............................             (25)            1,626               (32)            1,182               (89)
                                                -----------       -----------       -----------       -----------       -----------
Income (loss) from continuing operations
  before minority interest ................            (293)            1,325              (544)              163              (508)

Minority interest .........................             219               215               175                72                --
                                                -----------       -----------       -----------       -----------       -----------
   Income (loss) from continuing operations            (512)            1,110              (719)               91              (508)

Discontinued operations:

 Income (loss) from operations of
   The Strouse Adler Company ..............            (386)              358               732               624                --
 Gain on sale of The Strouse, Adler Company              --                --                --               873               911
                                                -----------       -----------       -----------       -----------       -----------

   Net income (loss) ......................            (898)            1,468                13             1,588               403

Preferred dividends .......................              --                --                --               126               233
                                                -----------       -----------       -----------       -----------       -----------
   Net income (loss) available to common
     shareholders .........................     $      (898)      $     1,468       $        13       $     1,462       $       170
                                                ===========       ===========       ===========       ===========       ===========

Diluted  earnings per common share:
  Continuing operations ...................     $     (0.47)      $      0.92       $     (0.65)      $     (0.03)      $     (0.60)
  Discontinued operations .................           (0.36)             0.25              0.66              0.54                --
  Gain on sale of discontinued operations .              --                --                --              0.75              0.74
                                                -----------       -----------       -----------       -----------       -----------
  Net income ..............................     $     (0.83)      $      1.17       $      0.01       $      1.26       $      0.14
                                                ===========       ===========       ===========       ===========       ===========
  Weighted average shares outstanding .....       1,085,757         1,440,274         1,100,700         1,151,920         1,226,144

Consolidated balance sheet data:
Total assets ..............................     $    26,820       $    23,795       $    20,381       $    14,582       $    18,485
Stockholders' equity ......................           4,996             6,530             6,511             8,455             8,608
Long-term debt ............................          10,274             2,097             1,670                --               111

----------
(1) Income tax benefit for the year ended June 30, 1996 includes a $1,650 benefit related to the settlement of the Federal Deposit Insurance Corporation's claims. Income tax benefit for the year ended June 30, 1998 includes a tax refund received resulting from a tax loss carryback claim.

                      SELECTED FINANCIAL DATA OF SIMULAIDS
                             (Amounts in thousands)

      The following are selected financial data for Simulaids, on a stand alone basis, for the fiscal years ended December 31, 1996, 1997 and 1998 and June 30, 1998 and 1999. The selected financial data for the fiscal years ended June 30, 1998 and 1999 have not been audited. The financial data is presented on a historic basis of accounting and does not reflect adjustments resulting from the acquisition or costs associated with the acquisition. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                             FISCAL YEARS ENDED                 FISCAL YEARS ENDED
                                                                DECEMBER 31,                         JUNE 30,
                                                             ------------------                 ------------------
                                                                                                    (unaudited)
                                                      1996          1997          1998          1998          1999
                                                     -------       -------       -------       -------       -------
Consolidated statements of operations data (1):
Net sales .....................................      $ 5,625       $ 5,478       $ 5,860       $ 5,527       $ 5,820
Costs and expenses (2):
  Costs of goods sold .........................        3,259         2,965         3,266         3,121         3,259
  Selling, general and administrative .........        1,694         1,458         1,433         1,418         1,484
                                                     -------       -------       -------       -------       -------
    Operating income ..........................          672         1,055         1,161           988         1,077

Other income (expense):
  Investment and interest income ..............           31            42            29            40            12
  Interest expense (3) ........................          (21)          (14)          (13)          (13)          (12)
                                                     -------       -------       -------       -------       -------

Income from continuing operations
  Before income taxes .........................          682         1,083         1,177         1,015         1,077

Benefit from (provision for) income taxes .....           (6)           (8)          (14)           (9)         (101)
                                                     -------       -------       -------       -------       -------

    Net income ................................      $   676       $ 1,075       $ 1,163       $ 1,006       $   976
                                                     =======       =======       =======       =======       =======

Consolidated balance sheet data:
Total assets ..................................      $ 2,700       $ 3,227       $ 3,213       $ 3,139       $ 3,058
Stockholders' equity ..........................        2,485         2,943         3,081         2,871         2,665
Long-term debt ................................      $   128       $   106       $    --       $    96       $   111

----------
(1) Operations data includes the Video Store business of Simulaids through April 30, 1999 even though the Video Store business was not purchased by Aristotle. The Video Store business and related assets were distributed to the former stockholder of Simulaids on April 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

General

            This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the fiscal year ended June 30, 1999, as compared to the year ended June 30, 1998, and the fiscal year ended June 30, 1998, as compared to the year ended June 30, 1997. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

            On April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids, Inc. ("Simulaids"), a manufacturer of health and education teaching aids. Simulaids is currently Aristotle's only operating subsidiary.

Results of Continuing Operations of the Company

      Fiscal Year Ended June 30, 1999 as Compared to the Year Ended June 30,
1998

            The Company's net sales of $947,000 for the fiscal year ended June 30, 1999 represents the net sales of Simulaids for the two months ended June 30, 1999.

            Gross profit for the current fiscal year of $177,000 represents the operations of Simulaids for the two months ended June 30, 1999. The gross margin reflects a nonrecurring impact of the application of purchase accounting at the date of the acquisition which resulted in a $259,000 fair value adjustment to the purchased inventory. This purchase accounting adjustment was expensed in the period ended June 30, 1999 as the corresponding inventory was sold.

            The Company's selling, general and administrative expenses for the fiscal year ended June 30, 1999 increased 88% to $1,289,000 compared to $685,000 for the prior fiscal year. The increase was primarily due to the operating expenses of Simulaids of $227,000 for the two months ended June 30, 1999, increased professional fees primarily incurred in connection with tax matters and potential acquisitions, and increases in administrative and directors' compensation.

            The Company incurred a contingency fee of $480,000 for the fiscal year ended June 30, 1998 which resulted from an agreement entered into in connection with the income tax refund received during the fiscal year ended June 30, 1998. See the income tax discussion below.

            Investment and interest income was $725,000 and $151,000 for the twelve months ended June 30, 1999 and 1998, respectively. The increase in 1999 mainly reflects the additional investment and interest income generated from the proceeds of the Strouse Sale in June 1998. The income for the twelve months ended June 30, 1999 and 1998 was principally generated by short-term cash investments and corporate bonds.

            Interest expense for the twelve months ended June 30, 1999 increased to $32,000 from $5,000 in the corresponding twelve months ended June 30, 1998. The increase reflected interest expense on the bank funds utilized in the acquisition of Simulaids.

            The income tax provision for the twelve months ended June 30, 1999 was $89,000 compared to a benefit of $1,182,000 for the twelve months ended June

30, 1998. During the twelve months ended June 30, 1999, the Company recorded a tax provision related to state taxes. During the twelve months ended June 30, 1998, the Company received a tax refund of $1,919,000 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet, less minimum state provisions.

            Minority interest expense of $72,000 for the twelve months ended June 30, 1998 was due to preferred dividends paid or accrued on outstanding minority interest Preferred Stock issued to the Former Strouse Stockholders in connection with the Strouse Acquisition. In January 1998, the minority interest Preferred Stock was converted into Series F, G and H Aristotle Preferred Stock.

            Preferred dividends were $233,000 for the twelve months ended June 30, 1999 compared to $126,000 for the twelve months ended June 30, 1998. The increase was principally due to the payments of dividends for the Series E Aristotle Preferred Stock for the entire 1999 fiscal year versus for half of the 1998 fiscal year. Preferred dividends represent dividends paid or accrued during the twelve months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement between the Company and Geneve Corporation (the "Preferred Stock Purchase Agreement"). The Series F, G and H Aristotle Preferred Stock was issued in connection with the original acquisition of Strouse.

Results of Discontinued Operations of the Company

      Fiscal Year Ended June 30, 1999 as Compared to the Year Ended June 30,
1998

            Income from the operations of The Strouse, Adler Company was $624,000 for the twelve months ended June 30, 1998 reflecting the performance of the business during the year before the sale in June 1998.

            Gain on the sale of Strouse of $911,000 for the year ended June 30, 1999 reflects adjustments which resulted from a $48,000 charge related to a final purchase price adjustment based on the net book value of net assets acquired by Sara Lee, a $41,000 charge related to additional transaction costs in excess of management's original estimate and $1,000,000 of additional gain resulting from the final determination of the ultimate tax obligations resulting from the sale. The gain of $873,000 recorded in the year ended June 30, 1998 reflected gross proceeds of $21,500,000 offset by the net book value of acquired assets and liabilities of $18,397,000 and estimated taxes and transaction costs of $2,230,000.

Results of Continuing Operations of the Company

      Fiscal Year Ended June 30, 1998 as Compared to the Year Ended June 30,
1997

            The Company's general and administrative expenses for the fiscal year ended June 30, 1998 increased 6% to $685,000 compared to $649,000 for the prior fiscal year. The increase was primarily due to increased directors' compensation.

            The Company incurred a contingency fee of $480,000 for the fiscal year ended June 30, 1998 which resulted from an agreement entered into in connection with the income tax refund received during the fiscal year ended June 30, 1998. See the income tax discussion below.

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

            Interest expense for the twelve months ended June 30, 1998 decreased to $5,000 from $9,000 in the corresponding twelve months ended June 30, 1997. The interest was generated by borrowings on a line of credit agreement that bore interest at the prime rate. The balance was paid in January 1998 and the agreement was terminated on August 31, 1998.

            The income tax benefit for the twelve months ended June 30, 1998 was $1,182,000 compared to a provision of $32,000 for the twelve months ended June 30, 1997. During the twelve months ended June 30, 1998, the Company received a tax refund of $1,919,000 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve which is included in accrued expenses in the accompanying consolidated balance sheet. In addition, during the twelve months ended June 30, 1998, the Company recorded a minimum state tax provision. The income tax provision for the twelve months ended June 30, 1997, reflected minimum state taxes as any federal tax obligation was sheltered by the utilization of net operating loss carryforwards.

            Minority interest expense was $72,000 and $175,000 for the twelve months ended June 30, 1998 and 1997, respectively. The minority interest expense was due to preferred dividends paid or accrued on outstanding minority interest Preferred Stock issued to the former Strouse Stockholders in connection with the Strouse Acquisition. In January 1998, the minority interest Preferred Stock was converted into Series F, G and H Aristotle Preferred Stock.

            Preferred dividends were $126,000 for the twelve months ended June 30, 1998. Preferred dividends represent dividends paid or accrued during the twelve months on outstanding Series E, F, G and H Aristotle Preferred Stock. The Series E Aristotle Preferred Stock was issued in connection with the Preferred Stock Purchase Agreement. The Series F, G and H Aristotle Preferred Stock was issued in connection with the original acquisition of Strouse.

Results of Discontinued Operations of the Company

      Fiscal Year Ended June 30, 1998 as Compared to the Year Ended June 30,
1997

            Income from the operations of Strouse was $624,000 for the twelve months ended June 30, 1998 versus $732,000 for the twelve months ended June 30, 1997. The decrease of $108,000 was primarily due to a 31% increase in selling costs partially offset by the increased gross profit generated by a 22% net sales increase. The selling cost increase reflected increased investment spending in advertising and merchandising to support current and future business growth.

            Gain on the sale of Strouse of $873,000 reflected gross proceeds of $21,500,000 offset by the net book value of Strouse assets and liabilities of $18,397,000 and estimated taxes and transaction costs of $2,230,000.

Results of Operations of Simulaids, on a stand alone basis

      Twelve Months Ended June 30, 1999 as Compared to the Twelve Months Ended June 30, 1998

            Simulaids' net sales for the twelve months ended June 30, 1999 increased 5.3% to $5,820,000, compared to net sales of $5,527,000 for the prior year.

            Simulaids' gross profit for the twelve months ended June 30, 1999 increased to $2,561,000 from $2,406,000 for the prior year, and the gross margin percentage increased to 44.0% from 43.5%. The increase in gross profit was principally due to the sales increase and the increase in the gross margin percentage was principally a result of increased efficiencies resulting from the increased level of production.

            Operating expenses include selling, general and administrative, and product development expenses. Operating expenses for the twelve months ended June 30, 1999 were $1,484,000 versus $1,418,000 for the twelve months ended June 30, 1998. The $66,000, or 4.7%, increase was principally a result of increases in administrative compensation.

            Investment and interest income was $12,000 and $40,000 for the twelve months ended June 30, 1999 and 1998, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

            Interest expense for the twelve months ended June 30, 1999 decreased to $12,000 from $13,000 in the prior year. The decrease in interest expense primarily resulted from reduced borrowing levels under a mortgage loan.

            The provision for income taxes for the twelve months ended June 30, 1999 was $101,000 which reflected state taxes on income.

Liquidity and Capital Resources

            Aristotle ended the June 30, 1999 fiscal year with $5,849,000 in cash and cash equivalents. Cash consumed during the year was principally used for the acquisition of Simulaids, the purchase of marketable securities and the payment of Strouse transaction costs from the June 1998 sale which were accrued in fiscal 1998 and paid in fiscal 1999. The overall decrease in cash and cash equivalents of $6,422,000 is detailed below.

            The Company used cash of $767,000 in operations during the fiscal year ended June 30, 1999 and used cash of $1,174,000 in operations for the fiscal year ended June 30, 1998. During fiscal 1999, the use of cash from operations was principally the result of a loss from continuing operations of $508,000 and the overpayment of refundable taxes of $1,150,000 partially offset by reductions in other assets of $476,000 and inventories of $203,000. During fiscal 1998, the utilization of cash in operations was principally the result of an increase in inventories and a decrease in accounts payable partially offset by the income generated by operations, depreciation and amortization and an increase in accrued tax reserves.

            The Company used $10,558,000 in investing activities for the fiscal year ended June 30, 1999 and generated $10,957,000 from investing activities for the Company in the fiscal year ended June 30, 1998. During fiscal 1999, the utilization of cash was principally for the acquisition of Simulaids, the purchase of marketable securities and the payment of Strouse transaction costs resulting from the June 1998 sale. . During fiscal 1998, the generation of cash was primarily provided from proceeds of the Strouse Sale and proceeds from the sale of the Series E Preferred Stock partially offset by the redemption of minority interest Preferred Stock.

            Financing activities provided cash of $4,903,000 for the Company for the fiscal year ended June 30, 1999 and provided cash of $2,349,000 for the fiscal year ended June 30, 1998. Funds generated in fiscal 1999 were primarily due to the short-term bank borrowings of $5,000,000 partially offset by preferred dividends of $233,000. Funds provided in fiscal 1998 were generated from borrowings under the line of credit and were used to fund the working capital needs of Strouse.

            Capital resources in the future are expected to be used in the development of the Simulaids business and to acquire additional companies in the health and medical education field. Other potential uses of cash relate to: (1) Series F, G, and H Preferred Stock which have put rights to redeem shares aggregating $799,000; and (2) Series E Preferred Stock which have put rights to redeem shares aggregating $2,250,000 on January 1, 2002. In the meantime, Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

Recent Developments

            On May 3, 1999, the Company entered into a $5,000,000 revolving loan agreement with Citizens Bank to finance the acquisition of Simulaids. Borrowings under the revolving loan agreement bore interest at 7%. As of June 30, 1999, the maturity date of this revolving loan agreement was extended to August 31, 1999. Subsequent to year end, the Company repaid $3,000,000 of the revolving loan and refinanced the remaining $2,000,000 into a seven year term note bearing interest at 7.7% per annum.

Income Taxes

            At June 30, 1999, Aristotle had $51,800,000 of federal net operating loss carryforwards which expire through 2011 and $1,000,000 of state net operating loss carryforwards which expire through 2001.

            In September, 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000,000 with respect to its stock in the First Constitution Bank (the "Bank") which previously was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. As a result of such amended return, the Company has also claimed tax refunds of approximately $10,000,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $32,000,000 and the Company's aggregate Federal net operating loss carryforwards would be reduced from $51,800,000 to $29,800,000.

            During 1997, the Company filed a carryback claim related to its 1996 tax year. In connection therewith, the Company received $1,919,000 for which the Company recorded an income tax benefit of $1,199,000, which is net of a $720,000 reserve. In addition, upon receipt of such refund, the Company was obligated to pay $480,000 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim.

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

            The field examination by the Internal Revenue Service of the Company's 1992 and 1996 amended returns and the two above-noted carryback claims is nearing completion and the Company anticipates that the Internal Revenue will disallow the two claims. However, this disallowance at the field examination level was not unexpected by the Company. The Company and its advisors continue to believe the claims have merit and, therefore, the Company will continue to pursue its case at the Internal Revenue Service Appellate level. The ultimate outcome of this proceeding is uncertain at this time. Notwithstanding, the Company being entitled to a net operating loss carryforward arising from, or with respect to its interest in, the former Bank, its ability to utilize such carryforward is dependent upon many factors including (i) the realization of taxable income by the Company, and (ii) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company would be significantly reduced or eliminated. Accordingly, neither the refund claim nor the future benefit of these remaining net operating loss carryforwards have been reflected as tax assets in the accompanying consolidated financial statements.

            The Company believes, assuming that the Former Strouse Stockholders currently own the maximum number of shares of Common Stock of Aristotle they could acquire through the exercise of their various rights and options in the Strouse Acquisition and that Geneve Corporation currently own the maximum number of shares of Common Stock of Aristotle it could acquire through the conversion of the Series E Preferred Stock, that the Company has not undergone an ownership change within the meaning of Section 382 of the Code. During the period which the Company has an unutilized federal net operating loss carryforward, which may be for many years into the future, particularly if the Company does succeed to a significant portion of the former Bank's net operating loss carryforward, it will be necessary for the Company to determine whether an ownership change has occurred each time a new or existing stockholder becomes a 5% stockholder or an existing 5% stockholder increases its ownership interest. Except with respect to the Former Strouse Stockholders and Geneve Corporation, the Company does not know of any stockholders who currently own or would own, upon the exercise of options or warrants, 5% or more of the Common Stock. At a special meeting of stockholders held on April 8, 1994, the stockholders voted to restrict certain share transfers because they could affect the Company's ability to use its net operating losses under Section 382.

Quantitative & Qualitative Disclosures About Market Risk

            As described below, credit risk and interest rate risk are the primary sources of market risk to the Company in its marketable securities and short-term borrowings.

Qualitative

            Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in the Company's marketable securities and short-term borrowings which have fixed coupon or interest rates.

            Credit Risk: The Company's marketable securities are invested in investment grade corporate bonds and closed-end bond funds, both domestic and international, which have various maturities.

Quantitative

The Company's marketable securities and short-term borrowings as of June 30, 1999 are as follows:

                                               Maturity less    Maturity greater
                                               than one year    than one year
                                               -------------    ----------------

Marketable securities held in escrow
  Cost value                                    $  157           $  574
  Weighted average return                          4.7%             6.9%
  Fair market value                             $  157           $  552

Marketable securities
  Cost value                                    $  720           $1,507
  Weighted average return                          7.5%             7.4%
  Fair market value                             $  702           $1,386

Short-term borrowings
  Amount                                        $5,000           $   --
  Weighted average interest rate                   7.0%              --
  Fair market value                             $5,000           $   --

Year 2000 Issue

            The Year 2000 Issue is essentially the result of computer programs being written using two digits rather than four to define the year. Any of the Company's information technology ("IT") systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The problem has the potential to affect "non-IT" systems, that is, operating and control systems that rely on embedded microprocessors. Embedded microprocessors have interfaces that are inaccessible to the user and which may contain a date function that could trigger a malfunction. In addition, like every other business enterprise, the Company is at risk from Year 2000 Issue failures on the part of its major business counterparts, including suppliers, distributors, and customers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, communications, and financial services. System failures could adversely affect operations and financial results throughout the Company.

            The Company completed its Year 2000 conversion project. In addition, the Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 Issues. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

            The Company also relies, both domestically and internationally, upon government agencies, utility companies, telecommunications services, and other service providers outside the Company's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer Year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial conditional and results of operations.

            The Company does not have a contingency plan. The Company may periodically revise its Year 2000 plans as new information is learned. In addition, this description of the Company's efforts involves estimates and projections of future events and activities. These estimates and projections are subject to change as work continues, and such changes could be substantial.

Certain Factors That May Affect Future Results of Operations

            Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate one or more additional acquisitions; (iii) the ability of Aristotle to retain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage Simulaids and any other acquired or to be acquired companies; and (v) general economic conditions. As a result, Aristotle's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 1999 AND 1998

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

            The Aristotle Corporation:

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended June 30, 1999 in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

Hartford, Connecticut
September 13, 1999

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1999 AND 1998

                  (dollars in thousands, except for share data)

                                                         1999          1998
                                                         ----          ----

           ASSETS

Current assets:
  Cash and cash equivalents                           $   5,849     $  12,271
  Marketable securities                                     702           202
  Marketable securities and cash equivalents held
    in escrow, at market value                              157           600
  Accounts receivable                                       299            --
  Current maturities of notes receivable                    102           208
  Inventories                                               989            --
  Tax receivable                                          1,150            --
  Other current assets                                       85           360
                                                      ---------     ---------
            Total current assets                          9,333        13,641
                                                      ---------     ---------
Property and equipment, net                               1,478             4
                                                      ---------     ---------

Other assets:
  Marketable securities, at market value                  1,386           867
  Marketable securities held in escrow, at
    market value                                            552            --
  Goodwill, net of amortization of $39 in 1999            5,685            --
  Other noncurrent assets                                    51            70
                                                      ---------     ---------
                                                          7,674           937
                                                      ---------     ---------
                                                      $  18,485     $  14,582
                                                      =========     =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $   5,000     $      --
  Current maturities of capital lease obligations            25            --
  Current maturities of Series F, G and H
    Preferred Stock                                         799           805
  Accounts payable                                          143            --
  Accrued expenses                                          829           648
  Accrued transaction costs                                  --         1,704
  Accrued tax reserves                                      720           720
                                                      ---------     ---------
            Total current liabilities                     7,516         3,877
                                                      ---------     ---------

Capital lease obligations, net of current
  maturities                                                111            --
                                                      ---------     ---------
Commitments and contingencies

Series E Redeemable Preferred Stock                       2,250         2,250
                                                      ---------     ---------

Stockholders' equity:
  Common stock, $.01 par value, 3,000,000 shares
    authorized, 1,240,727 and 1,209,027 shares
    issued in 1999 and 1998                                  13            11
  Additional paid-in capital                            160,403       160,248
  Retained earnings (deficit)                          (151,600)     (151,770)
  Treasury stock, at cost, 7,609 shares and
    7,287 shares in 1999 and 1998, respectively             (47)          (30)
  Net unrealized investment losses                         (161)           (4)
                                                      ---------     ---------
            Total stockholders' equity                    8,608         8,455
                                                      ---------     ---------
                                                      $  18,485     $  14,582
                                                      =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                  (dollars in thousands, except per share data)

                                                    1999        1998       1997
                                                  -------     -------     -----

Net sales                                         $   947     $    --     $  --

Cost of goods sold                                    770          --        --
                                                  -------     -------     -----
           Gross profit                               177          --        --
                                                  -------     -------     -----

Selling expenses                                       46          --        --

General and administrative expenses                 1,243         685       649

Nonrecurring tax claim contingency
  fee                                                  --         480        --
                                                  -------     -------     -----
           Operating loss                          (1,112)     (1,165)     (649)
                                                  -------     -------     -----

Other income (expense):
  Investment and interest income                      725         151       146
  Interest expense                                    (32)         (5)       (9)
                                                  -------     -------     -----
           Loss from continuing
             operations before income
             taxes and minority interest             (419)     (1,019)     (512)

Provision for (benefit from) income
  taxes                                                89      (1,182)       32
                                                  -------     -------     -----
           Income (loss) from continuing
             operations before minority
             interest                                (508)        163      (544)

Minority interest                                      --          72       175
                                                  -------     -------     -----
           Income (loss) from continuing
             operations                              (508)         91      (719)

Discontinued operations:
  Income from operations of The Strouse,
    Adler Company                                      --         624       732

  Gain on sale of The Strouse,
    Adler Company                                     911         873        --
                                                  -------     -------     -----
           Net income                                 403       1,588        13

Preferred dividends                                   233         126        --
                                                  -------     -------     -----
           Net income applicable to
             common shareholders                  $   170     $ 1,462     $  13
                                                  =======     =======     =====

Basic earnings per common share:
  Continuing operations                           $  (.60)    $  (.03)    $(.65)
  Discontinued operations                              --         .54       .66
  Gain on sale of discontinued
    operations                                        .74         .75        --
                                                  -------     -------     -----
           Net income                             $   .14     $  1.26     $ .01
                                                  =======     =======     =====

Diluted earnings per common share:
  Continuing operations                           $  (.60)    $  (.03)    $(.65)
  Discontinued operations                              --         .54       .66
  Gain on sale of discontinued
    operations                                        .74         .75        --
                                                  -------     -------     -----
           Net income                             $   .14     $  1.26     $ .01
                                                  =======     =======     =====

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                             (dollars in thousands)

                                                                                       Net
                                                                                   Unrealized     Total
                                              Additional    Retained               Investment   Changes in
                                    Common      Paid-in     Earnings     Treasury     Gains    Stockholders'  Comprehensive
                                     Stock      Capital     (Deficit)      Stock    (Losses)      Equity         Income
                                     -----      -------     ---------      -----    --------      ------         ------
Balance, June 30, 1996               $  11     $159,762     $(153,245)     $  (8)     $  10      $ 6,530

  Net income                            --           --            13         --         --           13        $    13

  Net unrealized investment loss        --           --            --         --        (10)         (10)           (10)
                                                                                                                -------
  Comprehensive income                  --           --            --         --         --           --        $     3
                                                                                                                =======
  Purchase of treasury stock            --           --            --        (22)        --          (22)
                                     -----     --------     ---------      -----      -----      -------
Balance, June 30, 1997                  11      159,762      (153,232)       (30)        --        6,511

  Net income                            --           --         1,588         --         --        1,588        $ 1,588

  Preferred dividends                   --           --          (126)        --         --         (126)            --

  Net unrealized investment loss        --           --            --         --         (4)          (4)            (4)
                                                                                                                -------
  Comprehensive income                  --           --            --         --         --           --        $ 1,584
                                                                                                                =======
  Sale of common stock                  --          135            --         --         --          135

  Conversion of ASI common stock        --          215            --         --         --          215

  Issuance of common stock to
  directors                             --          136            --         --         --          136
                                     -----     --------     ---------      -----      -----      -------
Balance, June 30, 1998                  11      160,248      (151,770)       (30)        (4)       8,455

  Net income                            --           --           403         --         --          403        $   403

  Preferred dividends                   --           --          (233)        --         --         (233)            --

  Net unrealized investment loss        --           --            --         --       (157)        (157)          (157)
                                                                                                                -------
  Comprehensive income                  --           --            --         --         --           --        $   246
                                                                                                                =======
  Issuance of common stock to
    directors                            2          155            --         --         --          157

  Purchase of treasury stock            --           --            --        (17)        --          (17)
                                     -----     --------     ---------      -----      -----      -------
Balance, June 30, 1999               $  13     $160,403     $(151,600)     $ (47)     $(161)     $ 8,608
                                     =====     ========     =========      =====      =====      =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                             (dollars in thousands)

                                                          1999          1998               1997
                                                          ----          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    403      $  1,588           $    13
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Gain from sale of discontinued operations             (911)         (873)               --
      Depreciation and amortization                           59           574               528
      Issuance of stock for services                          --           136                --
      Loss on disposal of property and equipment               9            --                --
      Changes in assets and liabilities, net of
        business acquired:
          Accounts receivable                                 92           (23)             (685)
          Inventories                                        203        (2,850)           (1,467)
          Tax receivable                                  (1,150)           --                --
          Other assets                                       476             1               263
          Accounts payable                                    64          (757)            1,291
          Accrued expenses                                   (12)          310              (402)
          Accrued tax reserves                                --           720                --
                                                        --------      --------           -------
            Net cash provided by (used
              in) operating activities                      (767)       (1,174)             (459)
                                                        --------      --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                       (1,285)       (1,069)             (707)
  Sale of marketable securities                               --           600             5,760
  Settlement of FDIC claim                                    --            --            (3,760)
  Repurchase of minority interest Preferred Stock             --          (800)             (530)
  Proceeds from sale of Series E Preferred Stock              --         2,250                --
  Sale of common stock                                        --           135                --
  Minority interest                                           --            21                12
  Proceeds from disposal of discontinued operations          911         8,724                --
  Accrued transaction costs                               (1,704)        1,704                --
  Purchase of property and equipment                         (17)         (608)             (260)
  Purchase of Simulaids, net of $237 of
    cash acquired                                         (8,463)           --                --
                                                        --------      --------           -------
            Net cash provided by (used
              in) investing activities                   (10,558)       10,957               515
                                                        --------      --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under
    line of credit                                            --         2,424               799
  Proceeds from short-term borrowings                      5,000            --                --
  Repayment of capital lease obligations                      (4)           --                --
  Principal debt payments                                     --           (75)             (793)
  Purchase of treasury stock                                 (17)           --               (22)
  Proceeds from exercise of stock options                    157            --                --
  Payment of dividends on preferred stock                   (233)           --                --
                                                        --------      --------           -------
            Net cash provided by (used in)
              financing activities                         4,903         2,349               (16)
                                                        --------      --------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (6,422)       12,132                40

CASH AND CASH EQUIVALENTS, beginning of period            12,271           139                99
                                                        --------      --------           -------
CASH AND CASH EQUIVALENTS, end of period                $  5,849      $ 12,271           $   139
                                                        ========      ========           =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                            $     28      $    901           $   637
                                                        ========      ========           =======
    Income taxes                                        $  1,259      $     56           $    44
                                                        ========      ========           =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
             (dollars in thousands, except share and per share data)

1.    Nature of Operations:

      Organization -

      The Aristotle Corporation (Aristotle or the Company) is a holding company which, through one operating subsidiary, currently conducts business in one segment; the health and medical educational products market.

      Acquisition of Simulaids, Inc. -

      Effective April 30, 1999, pursuant to a Stock Purchase Agreement dated as of April 30, 1999, Aristotle acquired all of the outstanding stock (the Acquisition) of Simulaids, Inc. (Simulaids), a privately-held New York corporation. As a result, the Company's 1999 consolidated statement of operations includes the results of operations of Simulaids since the date of the Acquisition.

      Simulaids, located in Woodstock, New York, manufactures health and medical education teaching aids. Simulaids' proprietary products include manikins and simulation kits used for training in the CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogues to end-users such as fire and emergency medical departments and nursing and medical schools.

      The Acquisition purchase price of approximately $8,700, which includes $300 of transaction and tax obligations resulting from the Acquisition, was paid utilizing approximately $3,700 of cash and $5,000 of bank financing. The fair value of assets acquired and liabilities assumed amounted to $3,388 and $412, respectively. The excess cost over the fair value of net assets acquired amounted to $5,724 and is reflected as goodwill in the accompanying financial statements, net of amortization based on a straight-line basis over 25 years.

      The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of the Acquisition. The following summarizes the allocation of the purchase price of Simulaids:

            Cash                                      $  237
            Accounts receivable                          391
            Inventories (Note 2)                       1,192
            Property, plant and equipment              1,486
            Other assets                                  82
            Goodwill                                   5,724
            Accounts payable and accrued expenses       (156)
            Other liabilities                           (256)
                                                      ------
                                                      $8,700
                                                      ======

      Operating results for the years ended June 30, 1999 and 1998 on a pro forma basis, excluding the discontinued operations of the Strouse, Adler Company, as though Simulaids was acquired as of July 1, 1998 are:

                                            1999                   1998
                                    (Dollars in thousands  (Dollars in thousands
                                     except share data)     except share data)
                                     ------------------     ------------------
                                         (unaudited)            (unaudited)

          Net sales                        $5,820                 $5,527
          Net income (loss) from
            continuing operations
            available to common
            shareholders                     (422)                    39
          Net income (loss) from
            continuing operations
            available to common
            shareholders per
            basic share                     $(.34)                  $.03

      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated as of the above dates, nor are they necessarily indicative of the future operating results. The pro forma adjustments include amortization of intangibles, decreased interest income, increased interest expense and state income taxes on the income of Simulaids.

      Sale of The Strouse, Adler Company -

      Effective June 30, 1998, pursuant to an Asset Purchase Agreement dated as of March 3, 1998 (the Purchase Agreement), Aristotle sold substantially all of the assets and certain specified liabilities of its wholly-owned subsidiary The Strouse, Adler Company (Strouse) to the Sara Lee Corporation (Sara Lee) (the Strouse Sale). Strouse, which was Aristotle's only operating subsidiary during fiscal 1998 and 1997, designed, manufactured and marketed specialty bra and shapewear products. Aristotle had originally acquired Strouse on April 11, 1994 for an aggregate purchase price of $5,990 (the Strouse Acquisition).

      The final consideration received by Aristotle from Sara Lee was $21,452. Included in the $21,452 aggregate purchase price was a $5,000 payment as consideration for Aristotle agreeing not to compete in the business of manufacturing, marketing, distributing and selling women's intimate apparel.

      Aristotle recognized a net gain on the Strouse Sale of approximately $1,784 calculated as follows:

            Proceeds                                      $ 21,452

            Net book value of acquired assets and
              liabilities related to and
              resulting from the operation of Strouse      (18,397)

            Estimated taxes and transaction costs           (1,271)
                                                          --------
            Gain on sale of discontinued operation        $  1,784
                                                          ========

      During the year ended June 30, 1999, Aristotle recorded adjustments aggregating $911 which increased the gain on the sale of Strouse. The $911 adjustments resulted from a $48 charge related to a final purchase price adjustment based on the net book value of net assets acquired by Sara Lee, as defined and as provided for in the Purchase Agreement; a $41 charge related to additional transaction costs in excess of management's original estimate and $1,000 of additional gain resulting from the final determination of the ultimate tax obligations resulting from the sale. As a result of these final adjustments, the ultimate gain recognized by the Company in connection with the Strouse Sales was $1,784, of which a gain of $873 was recorded in fiscal 1998 and a gain of $911 was recorded in fiscal 1999. The estimated net cash proceeds to Aristotle resulting from the Strouse Sale is as follows:

            Gross proceeds                                $ 21,452

            Payment of Strouse obligations not
              assumed by Sara Lee, including payment
              of Strouse bank debt of $10,455              (10,546)

            Payment of taxes and transaction costs          (1,271)
                                                          --------
            Net proceeds from sale of discontinued
              operation                                   $  9,635
                                                          ========

      The results of Strouse prior to the sale have been classified as Discontinued Operations in the accompanying consolidated financial statements. Revenues generated from Strouse operations were $26,645 and $21,847 for the years ended June 30, 1998 and 1997, respectively.

2.    Significant Accounting Policies:

      Principles of consolidation -

      The consolidated financial statements include the accounts of Aristotle and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Revenue recognition -

      Revenue is recorded at the time of shipment.

      Cash and cash equivalents -

      Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

      Inventories -

      Inventories were valued at the lower of cost, using the first-in, first-out method (FIFO), or market.

      At June 30, 1999, inventories consisted of the following:

         Raw materials                            $296
         Work-in-process                           119
         Finished goods                            574
                                                  ----
                                                  $989
                                                  ====

      In connection with the Acquisition (see Note 1), and in accordance with the purchase method of accounting, at the date of acquisition the purchased inventories were valued at a fair value which was approximately $259 greater than its historic cost. This purchase accounting adjustment was expensed as the associated inventories were sold and is therefore included in cost of sales in the accompanying 1999 consolidated statement of operations.

      Notes receivable -

      Notes receivable relates to loans from Aristotle to the former stockholders of Strouse. The loans bear interest at 8.9% per annum. During fiscal 1999 and 1998, certain former Strouse shareholders surrendered 616 and 10,000 shares of Series F, G & H Preferred Stock (see Note 6) in exchange for the cancellation of $6 and $100, respectively, of loans.

      Property and equipment -

      Property and equipment are recorded at cost and are depreciated or amortized, using the straight-line method, over the estimated useful lives of the assets.

                  Buildings                             40
                  Machinery, equipment and other       5-7
                  Leasehold Improvements             various

      At June 30, 1999 and 1998 property and equipment consisted of the following:

                                                  1999              1998
                                                  ----              ----

         Land                                    $  220            $   --
         Buildings and improvements                 845                --
         Machinery, equipment and other             434                 5
                                                 ------            ------
                                                  1,499                 5

         Less accumulated depreciation and
           amortization                             (21)               (1)
                                                 ------            ------
                                                 $1,478            $    4
                                                 ======            ======

      Expenditures for repairs and maintenance are charged against income as incurred. Renewals and betterments are capitalized.

      Goodwill -

      Goodwill resulted from the excess of cost over the fair value of assets acquired in the Acquisition (see Note 1) and is being amortized on a straight-line basis over 25 years.

      Long-lived assets -

      The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS
      121). This statement requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Future realization of the Company's property and equipment and intangible assets is dependent upon the ability of the Company to generate future profitable operating results in accordance with its operating plans. Based upon management's evaluations of expected future cash flows, no impairment was indicated.

      Earnings per common share -

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). For the years ended June 30, 1999, 1998 and 1997, Basic and Diluted Earnings Per Share are calculated as follows:

                                              1999        1998        1997
                                              ----        ----        ----

      Basic Earnings Per Share:

      Numerator

        Income (loss) from continuing
          operations                          $(508)     $   91       $(719)

        Preferred dividends                    (233)       (126)         --
                                              -----      ------       -----

        Income (loss) from continuing
          operations applicable to
          common shareholders                  (741)        (35)       (719)

        Income from discontinued
          operation                              --         624         732

        Gain on sale of discontinued
          operation                             911         873          --
                                              -----      ------       -----
        Net income applicable to
          common shareholders                 $ 170      $1,462       $  13
                                              =====      ======       =====

      Denominator

        Weighted average shares
          outstanding                     1,226,144   1,151,920   1,100,700
                                          ---------   ---------   ---------

                                              1999         1998         1997
                                              ----         ----         ----

     Basic Earnings Per Share Per Common
       Shareholder

       Continuing operations               $     (.60)  $     (.03)  $     (.65)

       Discontinued operations                     --          .54          .66

       Gain on sale of discontinued
         operations                               .74          .75           --
                                           ----------   ----------   ----------
       Net income                          $      .14   $     1.26   $      .01
                                           ==========   ==========   ==========

Diluted Earnings per Share:

Numerator

  Income (loss) from continuing
    operations                             $     (508)  $       91   $     (719)

  Preferred dividends                            (233)        (126)          --
                                           ----------   ----------   ----------
  Income (loss) from continuing
    operations applicable to common
    shareholders                                 (741)         (35)        (719)

  Income from discontinued operations              --          624          732

  Gain on sale of discontinued
    operations                                    911          873           --
                                           ----------   ----------   ----------
  Net income applicable to common
    shareholders                           $      170   $    1,462   $       13
                                           ==========   ==========   ==========

Denominator

  Weighted average shares
    outstanding                             1,226,144    1,151,920    1,100,700

  Minority interest convertible
    preferred stock                                --           --           --

  Minority interest convertible
    common stock                                   --           --           --
                                           ----------   ----------   ----------
                                            1,226,144    1,151,920    1,100,700
                                           ==========   ==========   ==========

                                           1999          1998          1997
                                           ----          ----          ----

Diluted Earnings per Share per Common
   Shareholder

       Continuing operations            $     (.60)   $     (.03)   $     (.65)

       Discontinued operations                  --           .54           .66

       Gain on sale of discontinued
         operations                            .74           .75            --
                                        ----------    ----------    ----------
       Net income                       $      .14    $     1.26    $      .01
                                        ==========    ==========    ==========

      Options to purchase shares of common stock of the Company were outstanding during the above periods but were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive or because the options' exercise price was greater than the average market price of the common shares.

      For the years ended June 30, 1999 and 1998, convertible preferred stock and convertible common stock was not included in diluted earnings per share as such inclusion would be antidilutive as a result of the Company's loss from continuing operations applicable to common shareholders.

      Other comprehensive income (loss) -

      Effective January 1, 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company has included this presentation as a component of the statements of changes in stockholders' equity. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). This statement requires that financial statements report net unrealized gains (losses) as a component of comprehensive income or loss. In accordance with SFAS No. 130, the consolidated financial statements have been reclassified for earlier periods.

      Use of estimates -

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

3.    Marketable Securities:

      At June 30, 1999 and 1998, the Company had placed in escrow $709 and $600, respectively, related to the Put Rights to the former Strouse Stockholders (see Note 6).

      The funds relating to the above mentioned arrangements have been invested in cash equivalents, U.S. Treasuries and corporate bonds. The securities have been classified as available-for-sale.

      Investment securities available-for-sale and cash equivalents relating to the above escrow arrangements are summarized as follows:

                                                 June 30, 1999
                                      ---------------------------------------
                                      Amortized    Unrealized    Gross Market
                                        Cost         Losses          Value
                                        ----         ------          -----

      Cash equivalents and
        interest receivable              $157         $  --           $157

      Corporate bonds, maturing
        in 1 to 5 years                   573            21            552
                                         ----         -----           ----
                                         $730         $  21           $709
                                         ====         =====           ====

                                                 June 30, 1998
                                      ---------------------------------------
                                      Amortized    Unrealized    Gross Market
                                        Cost          Gains          Value
                                        ----          -----          -----

      Cash equivalents and
        interest receivable              $600         $  --           $600
                                         ====         =====           ====

      The Company has other funds invested in high-grade corporate debentures. These securities have been classified as available-for-sale and an unrealized holding loss of approximately $140 related to these securities is recorded as a component of stockholders' equity. A total unrealized holding loss of $161 and $4 is recorded as a component of stockholders' equity as of June 30, 1999 and 1998, respectively.

      Investment securities available for sale other than the escrow arrangements are summarized as follows:

                                                 June 30, 1999
                                     ----------------------------------------
                                     Amortized     Unrealized    Gross Market
                                        Cost         Losses          Value
                                        ----         ------          -----

      Corporate debt maturing in:
        Less than one year             $  721         $  19         $  702
        Greater than five years         1,507           121          1,386

                                                 June 30, 1998
                                     ----------------------------------------
                                     Amortized     Unrealized    Gross Market
                                        Cost         Losses          Value
                                        ----         ------          -----

      Corporate debt maturing in:
        Less than one year             $  202         $  --         $  202
        1 to 5 years                      871             4            867

4.    Short-Term Borrowings:

      On May 3, 1999, the Company entered into a $5,000 revolving loan agreement with a bank to finance the Acquisition (see Note 1). Borrowings under the revolving loan agreement bear interest at 7%. As of June 30, 1999, the maturity date of this revolving loan agreement was extended to August 31, 1999.

      Subsequent to year end, the Company repaid $3,000 of the revolving loan and refinanced the remaining $2,000 into a seven year term note bearing interest at 7.7% per annum.

5.    Commitments and Contingencies:

      Capital lease obligations -

      Simulaids entered into a capital lease for computer equipment in January 1999. The outstanding capital lease obligation at June 30, 1999 is as follows:

      Capital lease for computer equipment,
        payable in 60 monthly installments
        of $2,999, including interest at
        8.54% per annum                                $136

         Less: current maturities                       (25)
                                                       ----
                                                       $111
                                                       ====

      Future capital lease principal payments as of June 30, 1999 are as follows:

                  2000                                 $ 25
                  2001                                   28
                  2002                                   30
                  2003                                   33
                  2004                                   20
                                                       ----
                                                       $136
                                                       ====

6.    Preferred Stock:

      Series E -

      On January 2, 1998, the Company and Geneve Corporation (Geneve) consummated a transaction which provided for the purchase of 489,131 shares of Aristotle's $.01 par value Series E Convertible Preferred Stock (Series E), representing approximately thirty percent (30%) of the issued and outstanding capital stock of Aristotle, for an aggregate price of $2,250, or a per share price of $4.60. The Series E earns dividends of 8% per annum and the holders of the Series E are entitled to one vote per share. Pursuant to the Series E redemption features, the Company is obligated to redeem all or part of the Series E on January 1, 2002, at $4.60 per share plus accrued but unpaid dividends. Contemporaneously with the purchase of the Series E, Geneve purchased 30,000 shares of Aristotle common stock for an aggregate purchase price of $135.

      Series F, G & H -

      At June 30, 1999 and 1998, the Company had 79,883 and 80,499 shares of Series F, G and H Preferred Stock (Series F, G and H) outstanding. The Series F, G and H are entitled to one vote per share with respect to matters other than the election of directors and auditors. Through January 1, 1999 all holders of Series F, G and H were entitled to dividends of 8.9% per annum. From January 2, 1999 through January 1, 2000, the holders of 40,250 shares of Series F, G and H are entitled to dividends of 8.9% per annum.

      Pursuant to the Series F, G and H redemption features, the holders may require Aristotle to immediately repurchase the share at $10 per share (the Put Right). Accordingly, the Series F, G and H stock has been reflected as a current obligation in the accompanying consolidated balance sheets. As a result of the Put Right, Aristotle is required to escrow certain funds (see Note 3). At June 30, 1999 and 1998, $709 and $600 was held in escrow resulting from this requirement. If the holders of the Series F, G and H elect not to redeem this preferred stock they may elect to convert each share into 1.667 shares of Aristotle common stock, subject to adjustment as defined.

7.    Stockholders' Equity:

      The Company had the following common and treasury stock issued and outstanding at June 30, 1999, 1998 and 1997:

                                                     Common      Treasury
                                                      Stock        Stock
                                                      -----        -----

           Outstanding, June 30, 1996               1,105,801       1,287

           Purchases of treasury stock                     --       6,000
                                                   ----------    --------
           Outstanding, June 30, 1997               1,105,801       7,287

           Sale of common stock                        30,000          --

           Conversion of ASI common into
             Aristotle common                          33,424          --

           Issuance of common stock to directors       39,802          --
                                                   ----------    --------
           Outstanding, June 30, 1998               1,209,027       7,287

           Exercise of Options                         32,322      (7,178)

           Fractional shares                             (622)         --

           Purchase of treasury stock                      --       7,500
                                                   ----------    --------
           Outstanding, June 30, 1999               1,240,727       7,609
                                                   ==========    ========

      Aristotle common shares reserved for future issuance consist of the following:

                                                        1999           1998
                                                        ----           ----

           Conversion of Series E                      489,131        489,131
           Conversion of Series F, G and H
             Preferred Stock                           133,137        134,163
           Exercise of options issued to Former
             Strouse Stockholders (Note 9)              35,208         35,208
           Exercise of stock options granted
             under the Plan (Note 9)                   118,429        117,929
           Exercise of stock options granted
             outside of the Plan (Note 9)               20,000         20,000
                                                       -------        -------
               Total                                   795,905        796,431
                                                       =======        =======

8.    Income Taxes:

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

      At June 30, 1999 and 1998, the principal components of deferred tax assets, liabilities and the valuation allowance were as follows:

                                                             1999
                                                ------------------------------
                                                Current Asset  Long-term Asset
                                                 (Liability)     (Liability)
                                                -------------  ---------------
      Federal net operating loss carryforwards     $     --        $ 17,600
      State of Connecticut net operating
        loss carryforwards                               --             100
                                                   --------        --------
                                                         --          17,700
      Valuation allowance                                --         (17,700)
                                                   --------        --------
                                                   $     --        $     --
                                                   ========        ========

                                                             1998
                                                ------------------------------
                                                Current Asset  Long-term Asset
                                                 (Liability)     (Liability)
                                                -------------  ---------------
      Federal net operating loss carryforwards     $     --        $ 18,800
      State of Connecticut net operating
        loss carryforwards                               --             100
                                                   --------        --------
                                                         --          18,900
      Valuation allowance                                --         (18,900)
                                                   --------        --------
                                                   $     --        $     --
                                                   ========        ========

      A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset, including the lack of profitability to date and the variability of operating results.

      Benefits (charges)for income taxes are comprised of the following for the years ended June 30, 1999, 1998 and 1997:

                          1999        1998        1997
                          ----        ----        ----
       Current:
         Federal         $  --       $1,199      $  --
         State              89          (17)       (32)
                         -----       ------      -----
                         $  89       $1,182      $ (32)
                         =====       ======      =====

      The 1998 federal tax benefit relates to a tax refund of $1,919 resulting from a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded an income tax benefit of $1,199, which is net of a $720 reserve which is included in the accompanying consolidated balance sheets. In addition, upon receipt of such refund the Company was obligated to pay $480 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim. The state tax provisions relate principally to minimum state and franchise taxes.

      At June 30, 1999, without giving consideration to the 1992 carryback claim (see below), the Company had $51,800 of federal net operating loss carryforwards which expire through 2011 and $1,000 of state net operating loss carryforwards which expire through 2001.

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

      In September, 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000 with respect to its stock in the Former Bank. As a result of such amended returns, the Company has also claimed tax refunds of approximately $10,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $32,000 and the Company's aggregate Federal net operating loss deduction would be reduced from $51,800 to $29,800.

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

      The Company's ability to utilize tax carryforwards is dependent upon many factors including, (1) the acquisition by the Company of profitable investments, and (2) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change," the tax loss carryforwards available to the Company would be significantly reduced or eliminated. At a special stockholders meeting held on April 8, 1994, the stockholders voted to restrict certain stockholder transfers.

9.    Stock Option Plan and Profit Sharing Plan:

      During fiscal 1997, the Board of Directors adopted the 1997 Stock Option Plan, (the 1997 Plan). The 1997 Plan provides for granting up to 150,000 options to purchase shares of Common Stock of the Company. The term of the options and vesting requirements shall be for such period as the Stock Option Committee designates.

      The Company established a Stock Option Plan in 1986 (the 1986 Plan) which provided for the granting of nonincentive and incentive stock options to directors and officers of the Company for the purchase of Aristotle common stock. Nonincentive stock options and certain incentive stock options granted under the Plan are generally exercisable after one year but within ten years as of the date of the grant. Additionally, certain nonincentive stock options granted under the Plan may be accompanied by stock appreciation rights ("SAR"). The granting of such stock options (SAR's) entitles the holder to surrender an option and receive cash equal to the increase in the fair market value of the common stock from the date of grant to the date of exercise.

      In addition to the options outstanding under the foregoing Plans, the Company has granted directors and employees of the Company stock options to purchase 20,000 common stock shares exercisable through December 3, 2004. Also, in connection with the Strouse Acquisition, the Company issued 35,208 options to purchase shares of Aristotle common stock.

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

      The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS 123. There were no options granted in 1997. The weighted average assumptions used as of June 30, 1999 and 1998 are as follows:

                                          1999                1998
                                          ----                ----

         Risk free interest rate         4.76%           5.76% - 5.83%
         Expected dividend yield         None            None
         Expected lives                  5 years         5 years
         Expected volatility             69.6%           77.2% - 78.1%

      Had compensation cost for the Company's stock option plans been determined based on the fair value of the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's income (loss) from continuing operations applicable to common shareholders would have been adjusted to reflect the following pro forma amounts as of June 30, 1999 and 1998:

                                                           1999       1998
                                                           ----       ----

         Income (loss) from continuing operations
         applicable to common shareholders:
           As reported                                    $(741)      $ (35)
           Pro forma                                      $(888)      $(135)

         Pro forma income (loss) from continuing
         operations per common share:
           Basic/diluted earnings (loss) per share:
             As reported                                  $(.60)      $(.03)
             Pro forma                                    $(.72)      $(.11)

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

      A summary of the status of the Company's stock option plans and other options as of June 30, 1999, 1998 and 1997, and changes during the years then ended, is presented below:

                                      1999                1998                1997
                               ------------------  ------------------   -----------------
                                        Weighted-           Weighted-           Weighted-
                                         Average             Average             Average
                                        Exercise            Exercise            Exercise
                                Shares    Price     Shares     Price    Shares     Price
                                ------    -----     ------     -----    ------     -----
Outstanding at beginning
  of year                      173,137    $6.15     99,137    $15.24    99,637    $15.19
Granted                         40,000     5.88     83,000      4.80        --        --
Expired                             --       --     (9,000)       --      (500)     5.45
Exercised                      (39,500)    4.66         --        --        --        --
                               -------             -------              ------
Outstanding at end of year     173,637             173,137      6.15    99,137     15.24
                               =======             =======              ======
Options exercisable at
  year-end                     138,637             143,137              99,137     15.24

Weighted-average fair value
  of options granted during
  the year                                $3.61               $ 3.21              $   --

      The following table summarizes information about stock options outstanding at June 30, 1999:

                           Options Outstanding                 Options Exercisable
               ------------------------------------------    ----------------------
                                  Weighted-
                                   Average      Weighted-                  Weighted
                   Number         Remaining      Average       Number       Average
   Exercise    Outstanding at    Contractual    Exercise     Exercisable   Exercise
    Prices         6/30/99          Life          Price      at 6/30/99      Price
    ------         -------          ----          -----      ----------      -----
    $ 4.63         30,000        101.5 months    $ 4.63         15,000      $ 4.63
      5.00         10,210         56.5             5.00         10,210        5.00
      5.30          2,395         57.5             5.30          2,395        5.30
      5.40         20,000         61.0             5.40         20,000        5.40
      5.45         24,998         57.5             5.45         24,998        5.45
      5.63         15,000        100.0             5.63         15,000        5.63
      5.88         40,000        113.5             5.88         20,000        5.88
     10.00         27,769         34.7            10.00         27,769       10.00
     17.50            958         11.0            17.50            958       17.50
     23.75          2,307         11.5            23.75          2,307       23.75
                  -------                                      -------
$4.63 - 23.75     173,637                          6.42        138,637        6.70
                  =======                                      =======

10.   Related Party Transactions:

      During the years ended June 30, 1999, 1998 and 1997, the Company paid its directors $89, $84, and $58, respectively, in compensation for services as directors of the Company.

      Simulaids has entered into a management services agreement with an affiliate of a stockholder to provide Simulaids with strategic and operational assistance. As part of this agreement, Simulaids agreed to pay management fees of $100 per annum. During the year ended June 30, 1999, the Company recorded approximately $16 of expense as part of this agreement.

      In the ordinary course of business, Simulaids sells its products to an affiliate of a stockholder. Sales to this affiliate by Simulaids since the date of acquisition were $92 and accounts receivable from this affiliate at June 30, 1999 were $11.

                                 SIMULAIDS, INC.

                              FINANCIAL STATEMENTS

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

            Simulaids, Inc.

We have audited the accompanying balance sheet of Simulaids, Inc. (a New York Subchapter S corporation) as of April 30, 1999 and the related statements of income, shareholder's equity and cash flows for the four-month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simulaids, Inc. as of April 30, 1999, and the results of its operations and its cash flows for the four-month period then ended in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP

Hartford, Connecticut
September 13, 1999

                                 SIMULAIDS, INC.

                                  BALANCE SHEET

                              AS OF APRIL 30, 1999

                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $  237,068
  Trade accounts receivable                                              391,281
  Inventories (Note 2)                                                   933,454
  Prepaid expenses and other current assets                              147,392
                                                                      ----------
                  Total current assets                                 1,709,195
                                                                      ----------

Property, plant and equipment:
  Land                                                                    61,944
  Buildings and improvements                                           1,020,599
  Machinery and equipment                                              1,298,975
  Office furniture, fixtures and equipment                                77,401
  Computer equipment                                                     243,291
  Vehicles                                                                46,164
                                                                      ----------
                                                                       2,748,374
                  Less: accumulated depreciation
                    and amortization                                   1,557,552
                                                                      ----------
                                                                       1,190,822

Other assets:
  Patent costs, net of accumulated amortization
    of $2,877                                                              3,937
  Deposits                                                                 2,786
                                                                      ----------
                  Total other assets                                       6,723
                                                                      ----------
                                                                      $2,906,740
                                                                      ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Trade accounts payable                                              $   78,922
  Accrued expenses                                                       148,236
  Current maturities of capital lease obligation                          24,990
                                                                      ----------
                  Total current liabilities                              252,148
                                                                      ----------

Capital lease obligation, net of current maturities                      115,056
                                                                      ----------

Commitments and contingencies (Notes 3 and 4)

Shareholder's equity:
  Common stock, $1 par value, 2,000 shares
    authorized; 100 shares issued and outstanding                            100
  Additional paid-in capital                                               5,741
  Retained earnings                                                    2,533,695
                                                                      ----------
                  Total shareholder's equity                           2,539,536
                                                                      ----------
                                                                      $2,906,740
                                                                      ==========

                     The accompanying notes are an integral
                        part of this financial statement.

                                 SIMULAIDS, INC.

                               STATEMENT OF INCOME

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999

Net sales                                                           $ 1,896,860
Cost of goods sold                                                    1,123,012
                                                                    -----------
               Gross profit                                             773,848

Selling expenses                                                         81,313
General and administrative expenses                                     374,316
                                                                    -----------
               Income from operations -
                 manufacturing division                                 318,219
                                                                    -----------

Operating loss - video division                                          (2,082)
                                                                    -----------
Other income (expense):
  Interest income                                                         3,420
  Interest expense                                                       (3,110)
                                                                    -----------
                                                                            310
                                                                    -----------
               Income before income taxes
                 and shareholder's salary                               316,447

State income tax provision                                                7,104
                                                                    -----------
               Income before shareholder's
                 salary                                                 309,343

Shareholder's salary                                                     77,196
                                                                    -----------
               Net income                                           $   232,147
                                                                    ===========

                     The accompanying notes are an integral
                        part of this financial statement.

                                 SIMULAIDS, INC.

                        STATEMENT OF SHAREHOLDER'S EQUITY

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999

                                        Additional
                               Common     Paid-in      Retained
                                Stock     Capital      Earnings         Total
                                -----     -------      --------         -----

BALANCE, January 1, 1999         $100      $5,741    $ 3,075,268    $ 3,081,109

  Net income                       --          --        232,147        232,147

  Distributions to
    shareholder                    --          --       (773,720)      (773,720)
                                 ----      ------    -----------    -----------
BALANCE, April 30, 1999          $100      $5,741    $ 2,533,695    $ 2,539,536
                                 ====      ======    ===========    ===========

                     The accompanying notes are an integral
                        part of this financial statement.

                                 SIMULAIDS, INC.

                             STATEMENT OF CASH FLOWS

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 232,147
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization                                             83,027
      Changes in operating assets and liabilities:
        Accounts receivable                                                   (169,331)
        Inventories                                                             51,789
        Prepaid expenses and other current assets                              (98,651)
        Deposits                                                                13,023
        Trade accounts payable                                                   3,590
        Accrued expenses and other payables                                     88,953
                                                                             ---------
                Net cash provided by operating activities                      204,547
                                                                             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (37,380)
                                                                             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease repayments                                                      (5,989)
  Cash distributions to shareholder                                           (423,211)
                                                                             ---------
                Net cash used in financing activities                         (429,200)
                                                                             ---------
                Net decrease in cash and cash equivalents                     (262,033)

CASH AND CASH EQUIVALENTS, beginning of year                                   499,101
                                                                             ---------
CASH AND CASH EQUIVALENTS, end of year                                       $ 237,068
                                                                             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $   3,140
                                                                             =========
    Income taxes                                                             $      --
                                                                             =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
  Non-cash asset distributions to shareholder                                $ 350,509
                                                                             =========

  Equipment acquired pursuant to capital lease obligations                   $ 146,035
                                                                             =========

                     The accompanying notes are an integral
                        part of this financial statement.

                                 SIMULAIDS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1999

1.    Organization and Significant Accounting Policies:

      Description of business -

      Simulaids, Inc. (the "Company"), a New York subchapter S Corporation, operates two plants in Woodstock, N.Y. engaged in the manufacturing of manikins and related products. The Company sells both domestically and internationally and creates training aids for emergency medical, rescue and law enforcement personnel. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers. In addition, the Company operates a local retail video rental facility in Saugerties, N.Y. The retail video rental facility and associated assets were distributed to the owner in anticipation of the sale of the Company (see Notes 4 and 6).

      Cash and cash equivalents -

      Cash equivalents consist of overnight repurchase agreement and money market accounts with an initial term of three months or less at date of purchase. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Concentration of credit risk -

      At April 30, 1999, accounts receivable from two customers accounted for 35% of the outstanding balance. No other customers had balances in excess of 10% of the outstanding balance. Sales to those two customers accounted for 34% of net sales during the four months ended April 30, 1999.

      Inventories -

      Inventories are stated at the lower of cost or market using the first-in, first-out method.

      Property, plant and equipment -

      Deprecation on plant and equipment is calculated on the straight-line or declining balance methods over the estimated useful lives of the assets.

            Buildings                                                         40
            Machinery and equipment                                            7
            Vehicles                                                           5
            Computer equipment                                               5-7
            Office furniture, fixtures and equipment                           7
            Improvements                                                 various

      Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

      Income taxes -

      The Company is a subchapter S corporation and, accordingly, no provision has been made for Federal income taxes since the tax is the responsibility of the individual owner and not the Company. Income tax expense reflects state income taxes at the Subchapter S rate.

      Impairment of long-lived assets on long-lived assets to be disposed of -

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Use of estimates -

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.    Inventories:

      At April 30, 1999 inventories consisted of the following:

            Raw materials                                               $280,036
            Work-in-progress                                             112,014
            Finished goods                                               541,404
                                                                        --------
                                                                        $933,454
                                                                        ========

3.    Capital Lease Obligations:

      The Company entered into a capital lease for computer equipment in January 1999. The outstanding capital lease obligation at April 30, 1999 is as follows:

              Capital lese for computer equipment payable
                in 60 monthly installments of $2,999,
                including interest at a 8.54% rate                     $140,046

              Less - current maturities                                 (24,990)
                                                                       --------
                                                                       $115,056
                                                                       ========

      Future capital lease principal payments for each twelve-month period ended April 30 are as follows:

              2000                                                     $ 24,990
              2001                                                       27,210
              2002                                                       29,628
              2003                                                       32,260
              2004                                                       25,958
                                                                       --------
                                                                       $140,046
                                                                       ========

4.    Distributions to Shareholder:

      Included in the accompanying statement of shareholder's equity are distributions to shareholder of $773,720, which represents $423,211 of cash distributions and $350,509 of other asset distributions made in contemplation of the sale of the Company (see Note 6). The $350,509 of other asset distributions reflects the distribution of property and associated assets related to the video business as well as the cash surrender value of an officers life insurance policy, a vehicle and certain artwork.

5.    Commitments and Contingencies:

      Operating leases -

      The Company leases two of its facilities from the owner of the Company on a month-to-month basis. Rent expense related to these facilities recorded in the accompanying statement of income was approximately $3,000.

6.    Subsequent Event:

      Pursuant to a Stock Purchase Agreement dated April 30, 1999, the owner sold all of its outstanding stock to the Aristotle Corporation for $8,400,000.

                                SIMULAIDS, INC.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998 AND 1997

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Simulaids, Inc.:

We have audited the accompanying balance sheet of Simulaids, Inc. as of December 31, 1998. Further, we were engaged to audit the accompanying balance sheet as of December 31, 1997, and the related statements of income, shareholder's equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Because we were not engaged as auditors until after December 31, 1997, we were not present to observe the physical inventory taken for December 31, 1997, 1996 or 1995 and we were unable to satisfy ourselves regarding inventory quantities by means of other audit procedures. Furthermore, the Company did not maintain certain of its accounting records with respect to inventories at those dates, and adequate evidential matter in support of recorded transactions was not available in all cases. The amount of inventory at December 31, 1997, 1996 and 1995, materially affects the determination of the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996.

Because of the matter discussed in the preceding paragraph the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial position at December 31, 1997 or on the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996.

In our opinion, the balance sheet of Simulaids, Inc. as of December 31, 1998 presents fairly, in all material respects, the financial position of Simulaids, Inc. as of December 31, 1998 in conformity with generally accepted accounting principles.

                                                            /s/ KPMG  LLP
                                                            KPMG  LLP

March 19, 1999

                                SIMULAIDS, INC.

                                Balance Sheets

                          December 31, 1998 and 1997

                                                      1998            1997
                                                      ----            ----
                   ASSETS
Current assets:
    Cash and cash equivalents                    $   499,101        662,920
    Trade accounts receivable (notes 3 and 4)        221,950        224,456
    Inventories (notes 2 and 3)                      987,239        833,198
    Prepaid expenses and other current assets         50,236         22,697
                                                 -----------    -----------
         Total current assets                      1,758,526      1,743,271
                                                 -----------    -----------
Property, plant and equipment:
    Land                                              61,944         61,944
    Buildings and improvements                     1,020,291        994,550
    Machinery and equipment                        1,291,634      1,238,005
    Leasehold improvements                            83,585         83,585
    Cassette tapes                                 1,032,142        939,460
    Office furniture, fixtures and equipment         127,716        124,861
    Computer equipment                               122,163        111,253
    Vehicles                                          61,028         61,028
                                                 -----------    -----------
                                                   3,800,503      3,614,686

Less:  accumulated depreciation and amortization   2,565,829      2,320,764
                                                 -----------    -----------
         Net property, plant and equipment         1,234,674      1,293,922

Other assets:
    CSV of officer's life insurance, net of
      loans of $18,012 in 1998 and 1997              199,900        182,727
    Patent costs, net of accumulated
      amortization of $2,366 in 1998 and $1,912
      in 1997                                          4,089          4,543
    Deposits                                          15,809            586
    Loan commitment fee, net                              --          2,275
                                                 -----------    -----------

         Total other assets                          219,798        190,131
                                                 -----------    -----------

         Total assets                            $ 3,212,998      3,227,324
                                                 ===========    ===========


    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Mortgage payable                             $        --        127,500
    Trade accounts payable                            75,332         50,392
    Corporate taxes payable                            5,295          2,862
    Due to shareholder                                    --         76,525
    Accrued expenses                                  51,262         26,981
                                                 -----------    -----------

         Total liabilities                           131,889        284,260
                                                 -----------    -----------

Shareholder's equity:
    Common stock, $1 par value.
      Authorized 2,000 shares; issued and
      outstanding 100 shares in 1998 and 1997            100            100
    Additional paid-in capital                         5,741          5,741
    Retained earnings                              3,075,268      2,937,223
                                                 -----------    -----------

         Total shareholder's equity                3,081,109      2,943,064
                                                 -----------    -----------

Commitments and contingencies (note 3)

         Total liabilities and shareholder's
           equity                                $ 3,212,998      3,227,324
                                                 ===========      =========

                See accompanying notes to financial statements.

                                SIMULAIDS, INC.

                             Statements of Income

                 Years ended December 31, 1998, 1997 and 1996

                                           1998           1997          1996
                                           ----           ----          ----

Net sales                             $  5,860,417    $ 5,478,380   $ 5,624,835
Cost of goods sold                       3,266,388      2,965,358     3,258,789
                                      ------------    -----------   -----------
    Gross profit                         2,594,029      2,513,022     2,366,046

Selling, expenses                          330,507        491,776       460,577
General and administrative expenses        873,246        744,074       640,365
                                      ------------    -----------   -----------

    Income from operations -
      manufacturing division             1,390,276      1,277,172     1,265,104
                                      ------------    -----------   -----------

Operating income (loss) -
  video division                            (2,330)        21,969        20,245
                                      ------------    -----------   -----------

Other income (expense):
  Other                                        126          7,912         1,633
  Interest income                           28,788         11,646         8,692
  Interest expense (note 6)                (11,187)       (13,963)      (20,800)
                                      ------------    -----------   -----------
                                            17,727          5,595       (10,475)
                                      ------------    -----------   -----------

    Income before income taxes
      and shareholder's salary           1,405,673      1,304,736     1,274,874

State income tax provision                  13,700          8,383         5,563
                                      ------------    -----------   -----------

    Income before shareholder's
      salary                             1,391,973      1,296,353     1,269,311

Shareholder's salary                       228,903        221,290       593,397
                                      ------------    -----------   -----------
    Net income                        $  1,163,070    $ 1,075,063   $   675,914
                                      ============    ===========   ===========

                See accompanying notes to financial statements.

                                SIMULAIDS, INC.

                      Statements of Shareholder's Equity

                 Years ended December 31, 1998, 1997 and 1996

                                         Additional
                                Common    paid-in      Retained
                                 stock    capital      earnings       Total
                                -------  ----------  ------------  ------------
Balance at December 31, 1995    $   100       5,741    2,639,003     2,644,844

Net income                           --          --      675,914       675,914

Distributions                        --          --     (751,068)     (751,068)
                                -------  ----------  -----------   -----------
Balance at December 31, 1996        100       5,741    2,563,849     2,569,690

Net income                           --          --    1,075,063     1,075,063

Distributions                        --          --     (701,689)     (701,689)
                                -------  ----------  -----------   -----------
Balance at December 31, 1997        100       5,741    2,937,223     2,943,064

Net income                           --          --    1,163,070     1,163,070

Distributions                        --          --   (1,025,025)   (1,025,025)
                                -------  ----------  -----------   -----------
Balance at December 31, 1998    $   100       5,741    3,075,268     3,081,109
                                =======  ==========  ===========   ===========

                See accompanying notes to financial statements.

                                SIMULAIDS, INC.

                           Statements of Cash Flows

                 Years ended December 31, 1998, 1997 and 1996

                                                        1998            1997          1996
                                                     -----------    -----------   -----------
Cash flows from operating activities:
    Net income                                       $ 1,163,070      1,075,063       675,914

    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                  247,794        260,296       252,049
    Changes in operating assets and liabilities:
       Decrease in trade accounts receivable               2,506          1,903       134,100
       Increase  in inventories                         (154,041)          (297)        2,727
       (Increase) decrease in prepaid and other
          current assets                                 (27,539)        14,052       (17,809)
       (Increase) decrease in deposits                   (15,223)         5,000            --
       Increase (decrease) in trade accounts
          payable                                         24,940         (6,961)       (5,073)
       Increase (decrease) in accrued and
          other payables                                  26,714            294       (11,349)
                                                     -----------    -----------   -----------
                   Net cash provided by
                     operations                        1,268,221      1,349,350     1,030,559
                                                     -----------    -----------   -----------
Cash flows from investing activities:
    Increase in cash surrender value of
       officers life insurance                           (17,173)       (15,702)      (15,373)
    Purchase of property, plant and equipment           (185,817)      (137,378)     (365,613)
                                                     -----------    -----------   -----------
                   Net cash used in investing
                     activities                         (202,990)      (153,080)     (380,986)
                                                     -----------    -----------   -----------

Cash flows from financing activities
    Decrease in mortgage payable                        (127,500)       (21,000)     (151,352)
    (Decrease) increase in due to shareholder            (76,525)        76,525            --
    Distributions to shareholder                      (1,025,025)      (701,689)     (751,068)
                                                     -----------    -----------   -----------
                   Net cash used in financing
                     activities                       (1,229,050)      (646,164)     (902,420)
                                                     -----------    -----------   -----------
                   Net (decrease) increase in cash
                     and cash equivalents               (163,819)       550,106      (252,847)

Cash and cash equivalents at beginning of year           662,920        112,814       365,661
                                                     -----------    -----------   -----------
Cash and cash equivalents at end of year             $   499,101        662,920       112,814
                                                     ===========    ===========   ===========

Supplemental cash flows information:
    Cash paid during the year for interest           $    11,187         13,963        20,800
                                                     ===========    ===========   ===========
    Cash paid during the year for income tax         $    14,900          5,500        11,300
                                                     ===========    ===========   ===========

                See accompanying notes to financial statements.

                                SIMULAIDS, INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a)  DESCRIPTION OF BUSINESS

          Simulaids, Inc. (the "Company") operates two plants in Woodstock, N.Y. engaged in the manufacturing of manikins and related products. The Company sells both domestically and internationally and creates training aids for emergency medical, rescue and law enforcement personnel. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers. In addition, the Company operates a local retail video rental facility in Saugerties, N.Y.

     (b)  CASH EQUIVALENTS

          Cash equivalents consist of overnight repurchase agreements and money market accounts with an initial term of three months or less at date of purchase. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c)  INVENTORIES

          Inventories are stated at the lower of cost or market using the first-in, first-out method.

     (d)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment are stated at cost.

          Depreciation on plant and equipment is calculated on the straight-line or declining balance methods over the estimated useful lives of the assets.

                  Buildings                                    40
                  Molds and Dies                                7
                  Cars                                          5
                  Cassette tapes                                1
                  Equipment                                   5-7
                  Furniture and fixtures                        7
                  Improvements                            various

                                SIMULAIDS, INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997

     (e)  INCOME TAXES

          The Company is a subchapter S corporation and, accordingly, no provision has been made for Federal income taxes since the tax is the responsibility of the individual owner and not the Company. Income tax expense for 1998 and 1997 reflect state income taxes at the subchapter S rate.

     (f)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (g)  IMPAIRMENT OF LONG-LIVED ASSETS ON LONG-LIVED ASSETS TO BE DISPOSED OF

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (2)  INVENTORIES

          At December 31, 1998 and 1997, inventories consisted of the following:

                                        1998                   1997
                                        ----                   ----
              Raw materials           $283,167               $285,350
              Work-in-progress         129,577                135,435
              Finished goods           567,722                412,413
                                      --------               --------
                                      $980,466               $833,198
                                      ========               ========

                                SIMULAIDS, INC.

                         Notes to Financial Statements

                          December 31, 1998 and 1997

(3)  COMMITMENTS AND CONTINGENCIES

     FINANCIAL GUARANTEES

     As of December 31, 1998, the Company has issued guarantees aggregating $3.5 million on borrowings by the owner of the Company. The guarantees are secured by accounts receivable, fixed assets and inventory of the suppliers. No amount has been accrued for the Company's obligation under its guaranty arrangements.

     LEASES

     The Company leases two of its facilities from the owner of the Company on a month-to-months basis. Rent expense related to these facilities was $19,305, $18,900 and $19,766 in 1998, 1997 and 1996, respectively.

(4)  BUSINESS AND CREDIT CONCENTRATIONS

     The Company's customers are located throughout the United States and internationally. Three, two and two customers accounted for more than five percent of the Company's sales in 1998, 1997 and 1996, respectively, and no account receivable from any customer exceeded $50,000 at December 31, 1998. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

(5)  MORTGAGE PAYABLE

     At December 31, 1997, the Company had a mortgage loan in the amount of $127,500 bearing interest at 10% annually. The loan was repaid in 1998. Interest expense for 1998, 1997 and 1996 was $11,187, $13,963 and $20,800,
     respectively.

                         FORM 10-K CROSS REFERENCE INDEX

                                                                            Page
                                                                            ----
PART I
      Item 1.  Business.......................................................53
      Item 2.  Properties.....................................................54
      Item 3.  Legal Proceedings..............................................55
      Item 4.  Submission of Matters to a Vote of Security Holders............55
PART II
      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters............................................56
      Item 6.  Selected Financial Data........................................56
      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................56
      Item 8.  Financial Statements and Supplementary Data....................56
      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................56
PART III
      Item 10. Directors and Executive Officers of the Registrant.............57
      Item 11. Executive Compensation.........................................57
      Item 12. Security Ownership of Certain Beneficial Owners and
               Management.....................................................57
      Item 13. Certain Relationships and Related Transactions.................57
PART IV
      Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K....................................................58

                                     PART I

ITEM 1. Business

      General. The Aristotle Corporation ("Aristotle") is a holding company which, through its wholly-owned subsidiary, Simulaids, Inc. ("Simulaids"), manufactures health and medical education teaching aids. Simulaids' primary products include manikins, and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools.

      Previously Aristotle, through its wholly-owned subsidiary, Aristotle Sub, Inc. ("ASI"), owned approximately 97% of The Strouse, Adler Company ("Strouse"). Aristotle formed ASI in 1993 to acquire Strouse (the "Strouse Acquisition"). On January 2, 1998, ASI was merged into the Aristotle (the "ASI Merger") and, accordingly, Strouse became a wholly-owned subsidiary of Aristotle. On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale"). On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc."

      Business Strategy. Aristotle's business strategy is to position the Company in the fast growing for-profit education and training industry through acquisitions and the development of its wholly-owned subsidiary, Simulaids.

      Products. Simulaids designs, manufactures and markets health and medical education teaching aids. Simulaids' proprietary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care. For the most recent year, approximately 65% of Simulaids' total net sales were attributable to manikins and the remaining 35% of total net sales were attributable to simulation kits and other teaching aids.

      Marketing and Distribution. Simulaids' products are marketed and distributed throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency departments and nursing and medical schools. The Simulaids sales executives, who are full-time employees of the Company, are responsible for marketing the Simulaids' products in the continental United States and internationally.

      Simulaids currently sells products under its brand names primarily to distributors. One of Simulaids' customers, Armstrong Medical Industries, individually accounted for approximately 30% of total net sales for fiscal 1999. If this customer substantially reduced the amount of products it purchased from Simulaids, Simulaids' financial condition could be adversely affected.

      Manufacturing and Raw Materials. Simulaids conducts all manufacturing operations at its facility located in Woodstock, New York. The design and manufacture of the health and medical teaching aids are complex, requiring specialized and sophisticated machinery and tools. Simulaids uses principally plastics in the manufacture of its products. This raw material is generally available from multiple sources and Simulaids currently obtains raw materials from four sources. Simulaids purchases the majority of its raw materials from sources within the United States. In the event that a supplier would no longer be able to supply certain raw materials to Simulaids, Simulaids would have access to substitute raw materials. However, there can be no assurance that Simulaids would have immediate access to these substitute raw materials on a timely basis. Any delays in obtaining raw materials could cause Simulaids to experience delays in production.

      Intellectual Property. Patents, trademarks, and trade secrets are the principal protection sources for Simulaids' products. Simulaids owns two federally registered patents, one for disposable protective sleeve having a pneumatic action and one for a cardiopulmonary resuscitation manikin with antiseptic cleaning system. Simulaids considers all of the patents, licenses and trademarks to be valuable property rights. The Company believes that the protection afforded by these intellectual property rights and the law of trade secrets is adequate protection for its products. However, it is possible for a competitor to develop near imitations of Simulaids' products without violating those rights.

      Competition. The health and medical education teaching aids industry is highly competitive. Simulaids' products compete for customers with numerous manufacturers of well-known brands of teaching products.

      The principal competitive factors in the health and medical education teaching aids market are quality, price, design of products, engineering and customer. Some of Simulaids' competitors have greater financial and other resources and are, therefore, able to expend more resources and effort than Simulaids in areas such as marketing and product development.

      Employees. As of September 1, 1999, the Company employed 66 full-time, non-union employees.

      Bank Financing. On May 3, 1999, the Company entered into a $5,000,000 revolving loan agreement with Citizens Bank to finance the Acquisition. Borrowings under the revolving loan agreement bear interest at 7%. As of June 30, 1999, the maturity date of this revolving loan agreement was extended to August 31, 1999.

      Subsequent to year end, the Company repaid $3,000,000 of the revolving loan and refinanced the remaining $2,000,000 into a seven year term note bearing interest at 7.7% per annum.

      Background Regarding Aristotle. Aristotle is the former holding company of First Constitution Bank (the "Bank"), which was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. On April 11, 1994, Aristotle acquired Strouse through ASI pursuant to the terms of a Capital Contribution Agreement and certain other agreements. As a result of the Strouse Acquisition, Aristotle owned approximately 97% of the issued and outstanding common stock of ASI, which in turn owned all of the outstanding capital stock of Strouse. As a result of the ASI Merger in January of 1998, Aristotle directly owned all of the issued and outstanding capital stock of Strouse. On June 30, 1998, Aristotle sold substantially all the assets of Strouse. On April 30, 1999, Aristotle acquired all the outstanding stock of Simulaids, Inc., a manufacturer of health and medical education teaching aids.

      Aristotle was organized in 1986 and is chartered in the State of Delaware. On April 14, 1993, Aristotle changed its name from First Constitution Financial Corporation to "The Aristotle Corporation". In May 1994, Aristotle effectuated a one for ten reverse stock split.

ITEM 2. Properties

      At present, Aristotle's office is a 1,500 square foot office in New Haven, Connecticut that is leased from 27 Elm Street, LLC for rent of approximately $9.00 per square foot. Simulaids' office is located at 12 Dixon Avenue, Woodstock, New York and is comprised of two buildings totaling 46,000 square feet. Both buildings are owned by Simulaids.

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

                                                               Market Price
                                                               ------------
                                                           High            Low
                                                          -------         ------
Fiscal Year Ended June 30, 1999:
  June 30 ......................................          6 23/32         5 5/8
  March 31 .....................................          8               5 3/8
  December 31 ..................................          6 15/16         5 1/18
  September 30 .................................          8 5/8           5 1/2
Fiscal  Year  Ended  June 30, 1998:
  June 30 ......................................          6 1/2           5 1/2
  March 31 .....................................          8 1/4           3 3/4
  December 31 ..................................          7 1/4           3 1/8
  September 30 .................................          4 7/8           2 7/8

      The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "ARTL." As of September 8, 1999, there were approximately 3,700 stockholders of record and 1,800 additional beneficial stockholders (stockholders holding Common Stock in brokerage accounts). Pursuant to the Acquisition Agreement, Aristotle may not pay any dividends with respect to its Common Stock. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 6. Selected Financial Data

      Selected consolidated financial data of the Company can be found on page 3 of this report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" can be found on pages 5 to 12 of this report.

ITEM 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Company and its subsidiaries, together with the related Notes to Consolidated Financial Statements and the report of independent accountants, can be found on pages 13 to 33 of this report. The Financial Statements of Simulaids for the four months ended April 30, 1999, together with the related Notes to Financial Statements and the report of independent accountants, can be found on pages 34 to 42 of this report. The Financial Statements of Simulaids, together with the related Notes to Financial Statements and the report of independent accountants, can be found on pages 43 to 51 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Aristotle will furnish to the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   The following are filed as part of this report:

(1)   Financial Statements:
      Report of Independent Public Accountants.....................          14
      Consolidated Balance Sheets..................................          15
      Consolidated Statements of Operations........................          16
      Consolidated Statements of Changes in Stockholders' Equity...          17
      Consolidated Statements of Cash Flows........................          18
      Notes to Consolidated Financial Statements...................          19

 (2)  Financial Statement Schedules:
      Report of Independent Public Accountants on Schedules........         S-1
      Schedule II--Valuation and Qualifying Accounts...............         S-2

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)   Exhibits:

      Exhibit 2.1--Capital Contribution Agreement dated as of November 19, 1993 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and the Stockholders of Strouse. Incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation Current Report on Form 8-K dated April 14, 1994, as amended (the "1994 Current Report").

      Exhibit 3.1--Restated Certificate of Incorporation of The Aristotle Corporation. Incorporated herein by reference to Exhibit 3.1 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

      Exhibit 3.2--Amended and Restated Bylaws. Incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

      Exhibit 4.1--Restated Certificate of Incorporation of The Aristotle Corporation. See Exhibit 3.1 hereof.

      Exhibit 4.2--Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of the Aristotle Corporation. Incorporated herein by reference to Exhibit 4.1 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

      Exhibit 4.3--Certificate of Designation, Preferences and Right of Series F, G, and H Convertible Preferred Stock of The Aristotle Corporation. Incorporated herein by reference to Exhibit 4.2 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

      Exhibit 10.1--Pledge and Escrow Agreement dated as of April 11, 1994 by and among Aristotle Sub, Inc. and certain other parties. Incorporated herein by reference to Exhibit 2.8 of the 1994 Current Report.

      Exhibit 10.2--Security Agreement dated as of April 11, 1994 by and among The Strouse, Adler Company and certain other parties. Incorporated herein by reference to Exhibit 2.9 of the 1994 Current Report.

      Exhibit 10.3--Term Promissory Notes dated April 11, 1994 payable to The Aristotle Corporation. Incorporated herein by reference to Exhibit 2.12 of the 1994 Current Report.

      Exhibit 10.4--Employment Agreement dated as of December 1, 1998 by and between The Aristotle Corporation and Paul McDonald. Incorporated herein by reference to Exhibit 10.1 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

      Exhibit 10.5--Stockholder Loan Pledge Agreements dated as of April 11, 1994 by and between certain parties and The Aristotle Corporation. Incorporated herein by reference to Exhibit 2.13 of the 1994 Current Report.

      Exhibit 10.6--Stock Option Plan of The Aristotle Corporation, as amended. Incorporated herein by reference to Exhibit 10.2 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

      Exhibit 10.7--Form of Stock Option Agreement (for non-employee directors). Incorporated herein by reference to Exhibit 10.3 of the 1992 Form 10-K.

      Exhibit 10.8--Form of Incentive Stock Option Agreement (for employees). Incorporated herein by reference to Exhibit 10.4 of the 1992 Form 10-K.

      Exhibit 10.9--Letter Agreement by and among The Aristotle Corporation, Aristotle Sub, Inc., Alfred Kniberg and David Howell dated June 27, 1995. Incorporated herein by reference to Exhibit 10.3 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

      Exhibit 10.10--Letter Agreement dated October 27, 1995 Re: Amended Put Rights. Incorporated herein by reference to Exhibit 10.1 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

      Exhibit 10.11--Settlement and Release Agreement dated as of May 29, 1996 among The Aristotle Corporation, the Federal Deposit Insurance Corporation and certain other interested parties. Incorporated herein by reference to
      Exhibit 10.22 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

      Exhibit 10.12--Stipulation and Agreement of Settlement dated as of May 28, 1996 Re: In Re First Constitution Stockholders Litigation. Incorporated herein by reference to Exhibit 10.23 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

      Exhibit 10.13--Stock Purchase Agreement between The Aristotle Corporation and Kevin Sweeney dated as of April 30, 1999, Incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation Current Report on form 8-K dated May 4, 1999, as amended.

      Exhibit 21.1--Subsidiaries of The Aristotle Corporation is attached hereto as Exhibit 21.1.

      Exhibit 23 --Consent of KPMG LLP is attached hereto as Exhibit 23.

      Exhibit 27 --Financial Data Schedule is attached hereto as Exhibit 27.

      (b)   Reports on Form 8-K:

            A Report on Form 8-K, as amended, was filed on May 18, 1999.

      (c)   See (a)(3) above.

      (d)   See (a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE ARISTOTLE CORPORATION


                                                  /s/ John J. Crawford
                                        ----------------------------------------
                                                    John J. Crawford
                                             Its President, Chief Executive
                                                      Officer and
                                                 Chairman of the Board
                                                Date: September 27, 1999


                                                   /s/ Paul McDonald
                                        ----------------------------------------
                                                     Paul McDonald
                                            Its Chief Financial Officer and
                                                       Secretary
                                             (principal financial and chief
                                                  accounting officer)
                                                Date: September 27, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                          Date
     ---------                       -----                          ----


/s/ John J. Crawford      President, Chief Executive          September 27, 1999
----------------------    Officer, Chairman of the
    John J. Crawford      Board and Director
                          (principal executive officer)


/s/ Paul McDonald         Chief Financial Officer and         September 27, 1999
----------------------    Secretary (principal financial
    Paul McDonald         financial and accounting
                          officer)


/s/ Barry R. Banducci     Director                            September 27, 1999
----------------------
    Barry R. Banducci


/s/ Robert L. Fiscus      Director                            September 27, 1999
----------------------
    Robert L. Fiscus


/s/ Betsy Henley-Cohn     Director                            September 27, 1999
----------------------
    Betsy Henley-Cohn

/s/ Steven B. Lapin       Director                            September 27, 1999
----------------------
    Stephen B. Lapin


/s/ Daniel J. Miglio      Director                            September 27, 1999
----------------------
    Daniel J. Miglio


/s/ Edward Netter         Director                            September 27, 1999
----------------------
    Edward Netter


/s/ Sharon M. Oster       Director                            September 27, 1999
----------------------
    Sharon M. Oster


/s/ John C. Warfel        Director                            September 27, 1999
----------------------
    John C. Warfel

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Board of Directors and Shareholders of The Aristotle Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in The Aristotle Corporation's Form 10-K and have issued our report thereon dated September 13, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP

Hartford, Connecticut
September 13, 1999

                       FINANCIAL STATEMENT SCHEDULES INDEX

Schedule II - Valuation and Qualifying Accounts

                                                                     SCHEDULE II

                    THE ARISTOTLE CORPORATION AND SUBSIDIARY

                               VALUATION ACCOUNTS

                             (Dollars in thousands)

          Column A                                Column B       Column C       Column D       Column E
          --------                                --------       --------       --------       --------
                                                               Additions(1)
                                                 Balance at     Charged to                    Balance at
                                                  beginning      costs and     Deductions/      end of
                                                  of period      expenses      write-offs       period
                                                  ---------      --------      ----------       ------
Fiscal year ended June 30, 1999
Accounts receivable reserve                         $ --           $ --           $  --          $ --

Fiscal year ended June 30, 1998
Accounts receivable reserve                         $122           $ 26           $(148)         $ --
Co-op advertising reserve                             50            408            (458)           --
Accounts receivable - long-term reserve                9              6             (15)           --

Fiscal year ended June 30, 1997
Accounts receivable reserve                          125             26             (29)          122
Co-op advertising reserve                            117            150            (217)           50
Accounts receivable - long-term reserve               11              0              (2)            9

                                  EXHIBIT INDEX

Exhibit 21.1      --Subsidiaries of The Aristotle Corporation

Exhibit 23        --Consent of KPMG LLP

Exhibit 27        --Financial Data Schedule