Form 10-Q
period 1999-09-30
ARISTOTLE CORP
filed 1999-11-15
CIK 790071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

                           ---------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No [ ]

      As of November 10, 1999, 1,233,118 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1999

                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30,
         1999 and June 30, 1999..............................................  3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended September 30, 1999 and 1998......................  4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1999 and 1998......................  5

         Simulaids Historical Balance Sheet at September 30, 1998 ...........  6

         Simulaids Historical Statement of Operations for the
         Three Months Ended September 30, 1998...............................  7

         Simulaids Historical Statement of Cash Flows for the
         Three Months Ended September 30, 1998...............................  8

         Notes to Condensed Consolidated Financial Statements................  9

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 12

Item 3 - Quantitative and Qualitative Disclosure About Market Risk........... 15

                    Part II - Other Information

Item 1 - Legal Proceedings................................................... 17

Item 2 - Changes in Securities............................................... 17

Item 3 - Defaults Upon Senior Securities..................................... 17

Item 4 - Submission of Matters to a Vote of Security Holders................. 17

Item 5 - Other Information................................................... 17

Item 6 - Exhibits and Reports on Form 8-K.................................... 17

Signatures................................................................... 18

Exhibit Index................................................................ 19

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)

                                                                                                      September 30,        June 30,
                                                                                                           1999              1999
                                                                                                        ---------         ---------
                              ASSETS                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents ..................................................................        $   2,916         $   5,849
    Marketable securities ......................................................................              502               702
    Marketable securities and cash equivalents held in escrow, at market value .................              165               157
    Accounts receivable, net ...................................................................              440               299
    Inventories ................................................................................              963               989
    Tax receivable .............................................................................            1,150             1,150
    Other current assets .......................................................................              225               187
                                                                                                        ---------         ---------
       Total current assets ....................................................................            6,361             9,333
                                                                                                        ---------         ---------

Property and equipment, net ....................................................................            1,472             1,478
                                                                                                        ---------         ---------

Other assets:
    Marketable securities, at market value .....................................................            1,347             1,386
    Marketable securities, held in escrow, at market value .....................................              527               552
    Goodwill, net of amortization of $96 and $39 at September 1999 and June 1999 ...............            5,628             5,685
    Other noncurrent assets ....................................................................               44                51
                                                                                                        ---------         ---------
                                                                                                            7,546             7,674
                                                                                                        ---------         ---------
                                                                                                        $  15,379         $  18,485
                                                                                                        =========         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short term borrowings ......................................................................        $      --         $   5,000
    Current maturities of long term debt .......................................................              232                25
    Current maturities of Series F, G and H Preferred Stock ....................................              799               799
    Accounts payable ...........................................................................               94               143
    Accrued expenses ...........................................................................              750               829
    Accrued tax reserves .......................................................................              720               720
                                                                                                        ---------         ---------
       Total current liabilities ...............................................................            2,595             7,516
                                                                                                        ---------         ---------

Long term debt, net of current maturities ......................................................            1,879               111
                                                                                                        ---------         ---------
Commitments and contingencies

Series E Redeemable Preferred Stock ............................................................            2,250             2,250
                                                                                                        ---------         ---------

Stockholders' equity:
    Common stock, $.01 par value, 3,000,000 shares authorized, 1,240,727
        shares issued ..........................................................................               13                13
    Additional paid-in capital .................................................................          160,403           160,403
    Retained earnings (deficit) ................................................................         (151,498)         (151,600)
    Treasury stock, at cost, 7,609 shares ......................................................              (47)              (47)
    Net unrealized investment losses ...........................................................             (216)             (161)
                                                                                                        ---------         ---------
       Total stockholders' equity ..............................................................            8,655             8,608
                                                                                                        ---------         ---------
                                                                                                        $  15,379         $  18,485
                                                                                                        =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                           Three Months Ended
                                                              September 30,
                                                          --------------------
                                                            1999         1998
                                                          -------      -------
Net sales ..............................................  $ 1,646      $    --
Cost of goods sold .....................................      975           --
                                                          -------      -------
     Gross profit ......................................      671           --
                                                          -------      -------

Selling expenses .......................................      103           --

General and administrative expenses ....................      360          171
Goodwill amortization ..................................       57           --
                                                          -------      -------
     Operating income (loss) ...........................      151         (171)
                                                          -------      -------

Other income (expense):

  Investment and interest income .......................       75          175
  Interest expense .....................................      (40)          --
                                                          -------      -------
  Income from continuing operations before income taxes       186            4

Provision for  income taxes ............................       30           --
                                                          -------      -------
     Income from continuing operations .................      156            4

Loss on sale of discontinued operations ................       --          (48)
                                                          -------      -------
     Net income (loss) .................................      156          (44)

Preferred dividends ....................................       54           63
                                                          -------      -------
     Net income (loss) applicable to common shareholders  $   102      $  (107)
                                                          =======      =======

Basic earnings per common share:
  Continuing operations ................................  $   .08      $  (.05)
  Loss on sale of discontinued operations ..............       --         (.04)
                                                          -------      -------
     Net income (loss) .................................  $   .08      $  (.09)
                                                          =======      =======

Diluted earnings per common share:
  Continuing operations ................................  $   .08      $  (.05)
  Loss on sale of discontinued operations ..............       --         (.04)
                                                          -------      -------
     Net income (loss) .................................  $   .08      $  (.09)
                                                          =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                      ----------------------
                                                                                        1999          1998
                                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................................      $    156      $    (44)
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Goodwill amortization .....................................................            57            --
     Depreciation and amortization .............................................            49            --
     Changes in assets and liabilities:
         Accounts receivable ...................................................          (141)           --
         Inventories ...........................................................            26            --
         Other assets ..........................................................           (31)          243
         Accounts payable ......................................................           (49)           --
         Accrued expenses ......................................................           (79)         (256)
                                                                                      --------      --------
            Net cash used in operating activities ..............................           (12)          (57)
                                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Redemption (purchase) of marketable securities .............................           200        (3,836)
    Payments of transaction costs from disposal of
     discontinued operations ...................................................            --          (704)
    Purchase of property and equipment .........................................           (43)           (7)
                                                                                      --------      --------
            Net cash provided by (used in) investing activities ................           157        (4,547)
                                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of revolving loan ................................................        (5,000)           --
    Proceeds from credit agreement .............................................         2,000            --
    Principal debt payments ....................................................           (19)           --
    Repayment of capital lease obligations .....................................            (5)           --
    Proceeds from exercise of stock options ....................................            --           156
    Purchase of treasury stock .................................................            --           (17)
    Payment of dividends on preferred stock ....................................           (54)          (63)
                                                                                      --------      --------
            Net cash (used in) provided by financing activities ................        (3,078)           76
                                                                                      --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................        (2,933)       (4,528)
CASH AND CASH EQUIVALENTS, beginning of period .................................         5,849        12,271
                                                                                      --------      --------
CASH AND CASH EQUIVALENTS, end of period .......................................      $  2,916      $  7,743
                                                                                      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                                 SIMULAIDS, INC.

                             CONDENSED BALANCE SHEET
                            As of September 30, 1998
                                   (Unaudited)
                  (dollars in thousands, except for share data)

                              ASSETS

Current assets:
    Cash and cash equivalents ........................................    $  754
    Accounts receivable, net .........................................       440
    Inventories ......................................................       836
    Other current assets .............................................        49
                                                                          ------
       Total current assets ..........................................     2,079
                                                                          ------

Property and equipment, net ..........................................     1,156
                                                                          ------
Other assets .........................................................       190
                                                                          ------
                                                                          $3,425
                                                                          ======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long term debt .............................    $   21
    Accounts payable .................................................        62
    Accrued expenses .................................................        34
                                                                          ------
       Total current liabilities .....................................       117
                                                                          ------
Long term debt, net of current maturities ............................        91
                                                                          ------

Stockholders' equity:
    Common stock, $1 par value, 2,000 shares authorized, 100 shares
      issued and outstanding .........................................         1
    Additional paid-in capital .......................................         5
    Retained earnings (deficit) ......................................     3,211
                                                                          ------
       Total stockholders' equity ....................................    $3,217
                                                                          ------
                                                                          $3,425
                                                                          ======

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                                 SIMULAIDS, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                  For the three months ended September 30, 1998
                                   (Unaudited)
                             (dollars in thousands)

Net sales ...................................................           $ 1,786
Cost of goods sold ..........................................               895
                                                                        -------

      Gross profit ..........................................               891
                                                                        -------

Selling expenses ............................................                79
General and administrative expenses .........................               271
                                                                        -------

      Operating income ......................................               541
                                                                        -------
Other income (expense):
    Investment and interest income ..........................                 3
    Interest expense ........................................                (3)
                                                                        -------

      Income before income taxes ............................               541

Provision for  income taxes .................................                 5
                                                                        -------

      Net income ............................................           $   536
                                                                        =======

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                                 SIMULAIDS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                  For the three months ended September 30, 1998
                             (dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................       $ 536

    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ...............................          75
      Changes in assets and liabilities:
         Accounts receivable ......................................         (45)
         Other assets .............................................         (31)
         Accounts payable .........................................         (19)
         Accrued expenses .........................................         (36)
                                                                          -----
            Net cash provided by operating activities .............         480
                                                                          -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ............................         (32)
                                                                          -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to shareholders .................................        (190)
    Payments on long-term debt ....................................          (5)
                                                                          -----
            Net cash used in financing activities .................        (195)
                                                                          -----

DECREASE IN CASH AND CASH EQUIVALENTS .............................         253
CASH AND CASH EQUIVALENTS, beginning of period ....................         501
                                                                          -----
CASH AND CASH EQUIVALENTS, end of period ..........................       $ 754
                                                                          =====

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1.    Nature of Operations

      The Aristotle Corporation ("Aristotle") is a holding company which, through its wholly-owned subsidiary, Simulaids, Inc. ("Simulaids"), currently conducts business in one segment, the health and medical educational products market. Simulaids' primary products include manikins, and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools.

      Unless the context indicates otherwise, all references herein to the "Company" for the three months ended September 30, 1998 include only Aristotle and S.A. Subsidiary, and all other references herein to the "Company" include Aristotle, Simulaids, and S-A Subsidiary.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 1999.

2.    Debt Agreement

      On September 27, 1999, Simulaids and Citizens Bank of Connecticut entered into a $2.5 million Credit Agreement. This agreement was comprised of three facilities ("Credit Facilities"):

(1) $1,200,000 Term Loan - The maturity on the term loan is seven years after the closing. Principal payments are scheduled on a seven year straight-line amortization. The interest rate is charged at the rate of Libor plus 200 basis points on a 30, 60, 90 or 180 day Libor in accordance with the option chosen by Simulaids.

(2) $800,000 Mortgage - The maturity on the mortgage is seven years after the closing. Principal payments are scheduled on a fifteen year straight-line amortization, with a balloon payment at maturity. The interest rate is charged at the rate of Libor plus 200 basis points on a 30, 60, 90 or 180 day Libor in accordance with the option chosen by Simulaids.

(3) $500,000 Revolving Line of Credit - Borrowing availability under the line of credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum borrowing of $500,000. The maturity on the line of credit is two years after the closing. There are no scheduled principal payments. The interest rate is charged at the rate of Libor plus 175 basis points on a 30, 60, 90 or 180 day Libor in accordance with the option chosen by Simulaids.

      The Credit Facilities are secured by a lien on all assets of Simulaids. Aristotle has guaranteed the Credit Facilities with recourse under the guaranty limited to $1,000,000. The guarantee limit of $1,000,000 shall be reduced by an amount equal to the principal payments made on the term loan. Simulaids must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities.

      As of November 11, 1999, the balance outstanding on the term loan was $1,171,429 and the balance outstanding on the mortgage was $791,111. As of November 11, 1999, there was no balance outstanding on the line of credit. As of November 11, 1999, recourse under the Aristotle guaranty is limited to $971,429.

3.    Earnings per Common Share

      The Company calculates earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share". For the three months September 30, 1999 and 1998, Basic and Diluted earnings per share are calculated as follows:

Three Months Ended September 30
(in thousands of dollars, except share and per share data)
                                                                        1999            1998
                                                                     -----------    -----------
Basic Earnings per share:
Numerator
      Income from continuing operations ..........................   $       156              4
      Preferred dividends ........................................           (54)           (63)
                                                                     -----------    -----------

      Income (loss) from continuing operations
         applicable to common shareholders .......................           102            (59)
      Loss on sale of discontinued operations ....................            --            (48)
                                                                     -----------    -----------
               Net income (loss) applicable to common shareholders   $       102    $      (107)
                                                                     ===========    ===========

Denominator
      Weighted average shares outstanding ........................     1,233,118      1,205,691
                                                                     ===========    ===========
Basic Earnings Per Share Per Common Shareholder
      Continuing operations ......................................   $       .08    $      (.05)
      Loss on sale of discontinued operations ....................            --           (.04)
                                                                     -----------    -----------
               Net income (loss) .................................   $       .08    $      (.09)
                                                                     ===========    ===========

Diluted Earnings per Share:
Numerator
      Income from continuing operations ..........................   $       156    $         4
      Preferred dividends ........................................           (54)           (63)
                                                                     -----------    -----------

      Income (loss) from continuing operations
        applicable to common shareholders ........................           102            (59)
      Loss on sale of discontinued operations ....................            --            (48)
                                                                     -----------    -----------
               Net income (loss) applicable to common shareholders   $       102    $      (107)
                                                                     ===========    ===========

Denominator
      Weighted average shares outstanding ........................     1,339,383      1,205,691
                                                                     ===========    ===========
Diluted Earnings Per Share Per Common Shareholder
      Continuing operations ......................................   $       .08    $      (.05)
      Loss on sale of discontinued operations ....................            --           (.04)
                                                                     -----------    -----------
              Net income (loss) ..................................   $       .08    $      (.09)
                                                                     ===========    ===========

4.    Comprehensive Income

      Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income
(loss) for the three months ended September 30, 1999 and 1998 is as follows:

                                                        Three Months Ended
                                                           September 30,
                                                           -------------
                                                            (Unaudited)
                                                     (In thousands of dollars)
                                                        1999         1998
                                                       -----        -----

      Net income (loss) ........................       $ 156        $ (44)

      Net unrealized investment gain (loss) ....         (55)           7
                                                       -----        -----

      Comprehensive income (loss) ..............       $ 101        $ (37)
                                                       =====        =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

      As of April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids, Inc. ("Simulaids"), a manufacturer of health and education teaching aids. Simulaids is currently Aristotle's only operating subsidiary.

Results of Operations of the Company

      The Company's net sales of $1,646,000 for the three months ended September 30, 1999 represent the net sales of Simulaids. There were no net sales in the same period last year which was prior to the acquisition of Simulaids.

      Gross profit of $671,000 for the three months ended September 30, 1999 represents the operations of Simulaids. There was no gross profit in the same period last year which was prior to the acquisition of Simulaids.

      Selling expense of $103,000 for the three months ended September 30, 1999 represents the selling expenses of the Simulaids operation. There were no selling expenses in the same period last year which was prior to the acquisition of Simulaids.

      The Company's general and administrative expenses for the three months ended September 30, 1999 increased 110.5% to $360,000 compared to $171,000 for the comparable 1998 fiscal quarter. The increase was primarily due to the operating expenses of Simulaids of $218,000 partially offset by decreases in Aristotle professional fees and insurance.

      Investment and interest income was $75,000 and $175,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease in 1999 is mainly due to lower investment balances, which reflect the utilization of cash in the purchase of Simulaids.

      Interest expense for the three months ended September 30, 1999 was $40,000 versus no interest expenses in the prior year period. The increase reflected interest expense on the borrowed funds utilized in the acquisition of Simulaids.

      The income tax provision for the three months ended September 30, 1999 was $30,000 compared to no provision for the three months ended September 30, 1998. The tax provision for the current quarter represents state taxes.

      Preferred dividends were $54,000 for the three months ended September 30, 1999 compared to $63,000 for the three months ended September 30, 1998. The decrease was principally due to the end of the payment of dividends on 39,634 shares of Preferred Stock issued in connection with the original acquisition of Strouse.

      Loss on discontinued operations results from the final purchase price adjustment related to the June 1998 sale of the assets of Strouse resulting in a decrease in the gain previously recorded.

Results of Operations of Simulaids, on a stand alone basis

      Simulaids' net sales of $1,646,000 for the three months ended September 30, 1999 were 7.8% lower than the net sales of $1,786,000 recorded in the three months ended September 30, 1998. The change primarily reflected unusually high sales to distributors in the prior year period.

      Simulaids' gross profit for the three months ended September 30, 1999 decreased to $671,000 from $891,000 for the prior year, and the gross margin percentage decreased to 40.8% from 49.8%. The decrease in gross profit was principally due to the sales decrease and increases in raw material consumption and labor costs.

      Operating expenses include selling and general and administrative. Operating expenses for the three months ended September 30, 1999 were $321,000 versus $350,000 for the three months ended September 30, 1998. The $29,000, or 8.3%, decrease was principally a result of decreases in administrative compensation.

      Investment and interest income was $1,000 and $3,000 for the three months ended September 30, 1999 and 1998, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

      Interest expense for the three months ended September 30, 1999 increased to $35,000 from $3,000 in the prior year. The increase in interest expense primarily resulted from the $2,000,000 in bank borrowings.

Liquidity and Capital Resources

      Aristotle ended the September 30, 1999 quarter with $2,916,000 in cash and cash equivalents versus cash and cash equivalents of $5,849,000 at June 30, 1999. Cash consumed during the quarter was principally used to reduce bank debt by $3,000,000. The overall decrease in cash and cash equivalents of $2,933,000 is detailed below.

      The Company used cash of $12,000 in operations during the quarter ended September 30, 1999 and used cash of $57,000 in operations during the quarter ended September 30, 1998. During the September 1999 quarter, the utilization of cash in operations was principally the result of an increase of $141,000 in accounts receivable and a decrease of $79,000 in accrued expenses partially offset by net income of $156,000 and depreciation and amortization of $106,000. During the September 1998 quarter, the use of cash in operations was principally the result of the loss of $44,000 incurred by continuing and discontinued operations and a decrease in accrued expenses of $256,000 partially offset by a decrease in other assets of $243,000.

      The Company generated cash of $157,000 from investing activities during the quarter ended September 30, 1999, and utilized cash of $4,547,000 in investing activities during the quarter ended September 30, 1998. During the September 1999 quarter, the generation of cash was principally due to the redemption of marketable securities of $200,000 partially offset by capital expenditures of $43,000. Cash utilized for investing activities in the three months ended September 30, 1998 principally reflected the purchase of marketable securities of $3,836,000 and the payments of $704,000 of transaction costs related to the Strouse Sale that were accrued for in June 1998.

      The Company utilized cash of $3,078,000 in financing activities during the quarter ended September 30, 1999, and generated cash of $76,000 from financing activities during the quarter ended September 30, 1998. Funds utilized in the September 1999 quarter primarily reflected the reduction of bank debt by $3,000,000. Funds provided during the September 1998 quarter were generated from proceeds of $156,000 received from the exercise of stock options, partially offset by the purchase of treasury stock of $17,000 and the payment of dividends of $63,000.

      Capital resources in the future are expected to be used in the development of the Simulaids business and to acquire additional companies in the health and medical education field. Other potential uses of cash relate to the payment of up to $799,000 to holders of the Series F,G, and H Preferred Stock if such holders exercise the put rights. In the meantime, Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

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

Quantitative

The Company's marketable securities and long-term borrowings as of September 30, 1999 are as follows:

                                      Maturity less          Maturity greater
                                      than one year           than one year
                                      -------------           -------------

Marketable securities held in escrow
      Cost value                         $    165                $   577
      Weighted average return                 4.9%                   7.2%
      Fair market value                  $    165                $   527

Marketable securities
      Cost value                         $   514                 $  1,499
      Weighted average return                7.5%                     7.5%
      Fair market value                  $   502                 $  1,347

Long-term borrowings
      Amount                             $   232                 $  1,879
      Weighted average interest rate         7.5%                     7.5%
      Fair market value                  $   232                 $  1,879


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

                              THE ARISTOTLE CORPORATION


                                             /s/ John J. Crawford
                              --------------------------------------------------
                                               John J. Crawford
                                  Its President, Chief Executive Officer and
                                             Chairman of the Board
                                            Date: November 15, 1999


                                               /s/ Paul McDonald
                              --------------------------------------------------
                                                 Paul McDonald
                                   Its Chief Financial Officer and Secretary
                              (principal financial and chief accounting officer)
                                            Date: November 15, 1999

                                  EXHIBIT INDEX

Exhibit
Number                              Description

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