Form 10-Q
period 1999-12-31
ARISTOTLE CORP
filed 2000-02-14
CIK 790071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

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

                                   Yes [X] No

      As of February 10, 2000, 1,225,618 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                         QUARTER ENDED DECEMBER 31, 1999

                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31,
         1999 and June 30, 1999................................................3

         Condensed Consolidated Statements of Operations for
         the Three and Six Months Ended December 31, 1999 and 1998.............4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended December 31, 1999 and 1998.......................5

         Simulaids Historical Balance Sheet at December 31, 1998 ..............6

         Simulaids Historical Statement of Operations for the
         Three and Six Months Ended December 31, 1998..........................7

         Simulaids Historical Statement of Cash Flows for the
         Six Months Ended December 31, 1998....................................8

         Notes to Condensed Consolidated Financial Statements..................9

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3 - Quantitative and Qualitative Disclosure About Market Risk............17

                           Part II - Other Information

Item 1 - Legal Proceedings....................................................19

Item 2 - Changes in Securities................................................19

Item 3 - Defaults Upon Senior Securities......................................19

Item 4 - Submission of Matters to a Vote of Security Holders..................19

Item 5 - Other Information....................................................19

Item 6 - Exhibits and Reports on Form 8-K.....................................19

Signatures....................................................................20

Exhibit Index.................................................................21

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)

                                                                                            December 31,   June 30,
                                                                                                1999         1999
                                                                                             ---------     --------
                              ASSETS                                                        (Unaudited)
Current assets:
    Cash and cash equivalents ...........................................................   $   4,108    $   5,849
    Marketable securities ...............................................................         300          702
    Marketable securities and cash equivalents held in escrow, at market value ..........         214          157
    Accounts receivable, net ............................................................         396          299
    Inventories .........................................................................         945          989
    Tax receivable ......................................................................         215        1,150
    Other current assets ................................................................         293          187
                                                                                            ---------    ---------
                Total current assets ....................................................       6,471        9,333
                                                                                            ---------    ---------
Property and equipment, net .............................................................       1,430        1,478
                                                                                            ---------    ---------

Other assets:
    Marketable securities, at market value ..............................................       1,282        1,386
    Marketable securities, held in escrow, at market value ..............................         481          552
    Goodwill, net of amortization of $153 and $39 at December 1999 and June 1999 ........       5,570        5,685
    Other noncurrent assets .............................................................          37           51
                                                                                            ---------    ---------
                                                                                                7,370        7,674
                                                                                            ---------    ---------
                                                                                            $  15,271    $  18,485
                                                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short term borrowings ...............................................................   $      --    $   5,000
    Current maturities of long term debt ................................................         251           25
    Current maturities of Series F, G and H Preferred Stock .............................         799          799
    Accounts payable ....................................................................          95          143
    Accrued expenses ....................................................................         717          829
    Accrued tax reserves ................................................................         720          720
                                                                                            ---------    ---------
        Total current liabilities .......................................................       2,582        7,516
                                                                                            ---------    ---------
Long term debt, net of current maturities ...............................................       1,797          111
                                                                                            ---------    ---------
Commitments and contingencies

Series E Redeemable Preferred Stock .....................................................       2,250        2,250
                                                                                            ---------    ---------

Stockholders' equity:
    Common stock, $.01 par value, 3,000,000 shares authorized, 1,240,727
      shares issued .....................................................................          13           13
    Additional paid-in capital ..........................................................     160,403      160,403
    Retained earnings (deficit) .........................................................    (151,384)    (151,600)
    Treasury stock, at cost, 12,109 shares in December 1999 and 7,609 shares in June 1999         (69)         (47)
    Net unrealized investment losses ....................................................        (321)        (161)
                                                                                            ---------    ---------
        Total stockholders' equity ..............................................               8,642        8,608
                                                                                            ---------    ---------
                                                                                            $  15,271    $  18,485
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)


                                                                           Three Months Ended  Six Months Ended
                                                                              December 31,       December 31,
                                                                              ------------       ------------
                                                                            1999      1998     1999      1998
                                                                            ----      ----     ----      ----
Net sales ..............................................................   $ 1,687    $  --    $ 3,333    $  --
Cost of goods sold .....................................................       979       --      1,954       --
                                                                           -------    -----    -------    -----
             Gross profit ..............................................       708       --      1,379       --
                                                                           -------    -----    -------    -----
Selling expenses .......................................................       129       --        232       --
General and administrative expenses ....................................       404      232        764      403
Goodwill amortization ..................................................        57       --        114       --
                                                                           -------    -----    -------    -----
            Operating income (loss) ....................................       118     (232)       269     (403)
                                                                           -------    -----    -------    -----
Other income (expense):
        Investment and interest income .................................        95      208        171      383
        Interest expense ...............................................       (45)      --        (85)      --
                                                                           -------    -----    -------    -----
            Income (loss) from continuing operations before income taxes       168      (24)       355      (20)

Provision for  income taxes ............................................        --       --         30       --
                                                                           -------    -----    -------    -----
            Income (loss) from continuing operations ...................       168      (24)       325      (20)

Loss on sale of discontinued operations ................................        --       --         --      (48)
                                                                           -------    -----    -------    -----
            Net income (loss) ..........................................       168      (24)       325      (68)

Preferred dividends ....................................................        54       61        109      124
                                                                           -------    -----    -------    -----
            Net income (loss) applicable to common shareholders ........   $   114    $ (85)   $   216    $(192)
                                                                           =======    =====    =======    =====
Basic earnings per common share:
        Continuing operations ..........................................   $   .09    $(.07)   $   .18    $(.12)
        Loss on sale of discontinued operations ........................        --       --         --     (.04)
                                                                           -------    -----    -------    -----
            Net income (loss) ..........................................   $   .09    $(.07)   $   .18    $(.16)
                                                                           =======    =====    =======    =====
Diluted earnings per common share:
        Continuing operations ..........................................   $   .09    $(.07)   $   .17    $(.12)
        Loss on sale of discontinued operations ........................        --       --         --     (.04)
                                                                           -------    -----    -------    -----
            Net income (loss) ..........................................   $   .09    $(.07)   $   .17    $(.16)
                                                                           =======    =====    =======    =====

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                            ----------------------
                                                                              1999          1998
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................................   $   325    $    (68)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Goodwill amortization ...............................................       114          --
    Depreciation and amortization .......................................        97           1
    Changes in assets and liabilities:
        Accounts receivable .............................................       (97)         --
        Inventories .....................................................        44          --
        Tax Receivable ..................................................       935          --
        Other assets ....................................................       (92)        346
        Accounts payable ................................................       (49)         --
        Accrued expenses ................................................      (111)       (266)
                                                                            -------    --------
           Net cash provided by operating activities ....................     1,166          13
                                                                            -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Redemption (purchase) of marketable securities .......................       360      (1,886)
   Payments of transaction costs from disposal of discontinued operations        --        (704)
   Purchase of property and equipment ...................................       (49)         (8)
                                                                            -------    --------
           Net cash provided by (used in) investing activities ..........       311      (2,598)
                                                                            -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of revolving loan .........................................    (5,000)         --
    Proceeds from credit agreement ......................................     2,000          --
    Principal debt payments .............................................       (75)         --
    Repayment of capital lease obligations ..............................       (12)         --
    Proceeds from exercise of stock options .............................        --         156
    Purchase of treasury stock ..........................................       (22)        (17)
    Payment of dividends on preferred stock .............................      (109)       (124)
                                                                            -------    --------
           Net cash (used in) provided by financing activities ..........    (3,218)         15
                                                                            -------    --------
DECREASE IN CASH AND CASH EQUIVALENTS ...................................    (1,741)     (2,570)

CASH AND CASH EQUIVALENTS, beginning of period ..........................     5,849      12,271
                                                                            -------    --------
CASH AND CASH EQUIVALENTS, end of period ................................   $ 4,108    $  9,701
                                                                            =======    ========

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                                 SIMULAIDS, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                             As of December 31, 1998
                  (dollars in thousands, except for share data)

                              ASSETS

Current assets:
    Cash and cash equivalents .......................................     $  499
    Accounts receivable, net ........................................        222
    Inventories .....................................................        987
    Other current assets ............................................         50
                                                                          ------
       Total current assets .........................................      1,758
                                                                          ------
Property and equipment, net .........................................      1,235
                                                                          ------
Other assets ........................................................        220
                                                                          ------
                                                                          $3,213
                                                                          ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long term debt ............................     $   --
    Accounts payable ................................................         75
    Accrued expenses ................................................         57
                                                                          ------
       Total current liabilities ....................................        132
                                                                          ------

Stockholders' equity:
    Common stock, $1 par value, 2,000 shares authorized, 100 shares
      issued and outstanding ........................................          1
    Additional paid-in capital ......................................          5
    Retained earnings ...............................................      3,075
                                                                          ------
       Total stockholders' equity ...................................      3,081
                                                                          ------
                                                                          $3,213
                                                                          ======

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                                 SIMULAIDS, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)
                             (dollars in thousands)

                                                     Three Months    Six Months
                                                        Ended          Ended
                                                     December 31,   December 31,
                                                         1998           1998
                                                     ------------   ------------
Net sales ........................................       $ 1,191      $ 2,977
Cost of goods sold ...............................           730        1,625
                                                         -------      -------
      Gross profit ...............................           461        1,352
                                                         -------      -------

Selling expenses .................................            67          146
General and administrative expenses ..............           309          580
                                                         -------      -------

      Operating income ...........................            85          626
                                                         -------      -------

Other income (expense):
    Investment and interest income ...............             6            9
    Interest expense .............................            (4)          (7)
                                                         -------      -------

      Income before income taxes .................            87          628

Provision for income taxes .......................             5           10
                                                         -------      -------

      Net income .................................       $    82      $   618
                                                         =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                                 SIMULAIDS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                   For the six months ended December 31, 1998
                             (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................       $ 618

    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ...............................         136
      Changes in assets and liabilities:
         Accounts receivable ......................................         173
         Inventories ..............................................        (152)
         Other assets .............................................         (64)
         Accounts payable .........................................          (6)
         Accrued expenses .........................................         (13)
                                                                          -----
             Net cash provided by operating activities ............         692
                                                                          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment .............................         (65)
                                                                          -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders ..................................        (512)
   Payments on long-term debt .....................................        (117)
                                                                          -----
             Net cash used in financing activities ................        (629)
                                                                          -----

DECREASE IN CASH AND CASH EQUIVALENTS .............................          (2)
CASH AND CASH EQUIVALENTS, beginning of period ....................         501
                                                                          -----
CASH AND CASH EQUIVALENTS, end of period ..........................       $ 499
                                                                          =====

              The accompanying notes are an integral part of these
                  condensed consolidated finanical statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

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

      Unless the context indicates otherwise, all references herein to the "Company" for the three and six months ended December 31, 1998 include only Aristotle and S.A. Subsidiary, and all other references herein to the "Company" include Aristotle, Simulaids, and S-A Subsidiary.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 1999.

2.    Debt Agreement

      On September 27, 1999, Simulaids and Citizens Bank of Connecticut entered into a $2.5 million Credit Agreement. The credit agreement was comprised of three facilities ("Credit Facilities"):

(1) $1,200,000 Seven-Year Term Loan - Principal payments are scheduled on a seven year straight-line amortization. The interest rate is charged at the rate of Libor plus 200 basis points on a 30, 60, 90 or 180 day Libor rate at the Company's election.

(2) $800,000 Seven-Year Mortgage - Principal payments are scheduled on a fifteen year straight-line amortization, with a balloon payment at the seven-year maturity. The interest rate is charged at the rate of Libor plus 200 basis points on a 30, 60, 90 or 180 day Libor rate at the Company's election.

(3) $500,000 Two-Year Revolving Line of Credit - Borrowing availability under the line of credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum borrowing of $500,000. There are no scheduled principal payments. The interest rate is charged at the rate of Libor plus 175 basis points on a 30, 60, 90 or 180 day Libor rate at the Company's election.

      The Credit Facilities are secured by a lien on all assets of Simulaids. Aristotle has guaranteed the Credit Facilities with recourse under the guaranty limited to $1,000,000, to be reduced by an amount equal to the principal payments made on the term loan. Simulaids must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities.

      As of February 10, 2000, the balance outstanding on the term loan was $1,128,571 and the balance outstanding on the mortgage was $777,778. As of February 10, 2000, there was no balance outstanding on the line of credit. As of February 10, 2000, recourse under the Aristotle guaranty is limited to $928,571.

3.    Earnings per Common Share

      The Company calculates earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share". For the three months and six months ended December 31, 1999 and 1998, Basic and Diluted earnings per share are calculated as follows:

Three Months Ended December 31
(in thousands of dollars, except share and per share data)

                                                                     1999           1998
                                                                 -----------    -----------
Basic Earnings per share:
Numerator
      Income from continuing operations ......................   $       168    $       (24)
      Preferred dividends ....................................           (54)           (61)
                                                                 -----------    -----------
           Net income (loss) applicable to common shareholders   $       114    $       (85)
                                                                 ===========    ===========

Denominator
      Weighted average shares outstanding ....................     1,230,160      1,233,118
                                                                 ===========    ===========
Basic Earnings Per Share Per Common Shareholder

           Net income (loss) .................................   $       .09    $      (.07)
                                                                 ===========    ===========

Diluted Earnings per Share:
Numerator

      Income from continuing operations ......................   $       168    $       (24)

      Preferred dividends ....................................           (54)           (61)
                                                                 -----------    -----------
           Net income (loss) applicable to common shareholders   $       114    $       (85)
                                                                 ===========    ===========

Denominator
      Weighted average shares outstanding ....................     1,296,215      1,233,118
                                                                 ===========    ===========

Diluted Earnings Per Share Per Common Shareholder
           Net income (loss) .................................   $       .09    $      (.07)
                                                                 ===========    ===========

Six Months Ended December 31
(in thousands of dollars, except share and per share data)

                                                                     1999           1998
                                                                 -----------    -----------
Basic Earnings per share:
Numerator
      Income from continuing operations .......................  $       325    $       (20)
      Preferred dividends .....................................         (109)          (124)
                                                                 -----------    -----------
      Income (loss) from continuing operations
        applicable to common shareholders ....................           216           (144)
      Loss on sale of discontinued operations .................           --            (48)
                                                                 -----------    -----------
           Net income (loss) applicable to  common shareholders  $       216    $      (192)
                                                                 ===========    ===========

Denominator
      Weighted average shares outstanding .....................    1,231,639      1,219,094
                                                                 ===========    ===========

Basic Earnings Per Share Per Common Shareholder
      Continuing operations ...................................  $       .18    $      (.12)
      Loss on sale of discontinued operations .................           --           (.04)
                                                                 -----------    -----------
           Net income (loss) ..................................  $       .18    $      (.16)
                                                                 ===========    ===========

Diluted Earnings per Share:
Numerator
      Income from continuing operations .......................  $       325    $       (20)
      Preferred dividends .....................................         (109)          (124)
                                                                 -----------    -----------
      Income (loss) from continuing operations
        applicable to common shareholders .....................          216           (144)
      Loss on sale of discontinued operations .................           --            (48)
                                                                 -----------    -----------
           Net income (loss) applicable to common shareholders   $       216    $      (192)
                                                                 ===========    ===========

Denominator
      Weighted average shares outstanding .....................    1,297,694      1,219,094
                                                                 ===========    ===========

Diluted Earnings Per Share Per Common Shareholder
      Continuing operations ...................................  $       .17    $      (.12)
      Loss on sale of discontinued operations .................           --           (.04)
                                                                 -----------    -----------
           Net income (loss) ..................................  $       .17    $      (.16)
                                                                 ===========    ===========

4.    Comprehensive Income

      Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income
(loss) for the three months and six months ended December 31, 1999 and 1998 is as follows:

Three Months Ended
                                                              December 31,
                                                              (unaudited)
                                                       (in thousands of dollars)

                                                         1999             1998
                                                         ----             ----

Net income (loss) ...................................   $ 168             $(24)

Net unrealized investment gain (loss) ...............    (105)              (3)
                                                        -----             ----

Comprehensive income (loss) .........................   $  63             $(27)
                                                        =====             ====

Six Months Ended                                              December 31,
                                                              (unaudited)
                                                       (in thousands of dollars)

                                                         1999             1998
                                                         ----             ----

Net income (loss) ...................................   $ 325             $(68)

Net unrealized investment gain (loss) ...............    (160)               4
                                                        -----             ----

Comprehensive income (loss) .........................   $ 165             $(64)
                                                        =====             ====

5.    Subsequent Events

      On January 3, 2000, a holder of Series H Preferred Stock of the Company exercised his right to put 13,617 shares of Series H Preferred Stock, with an aggregate value of $136,170, to the Company in exchange for $90,110 in cash and the cancellation of a loan from the Company to him in the amount of $46,060.

      On February 9, 2000, Geneve Corporation elected to convert 545,940 shares of Series E, F, G, and H Preferred Stock, with an aggregate value of $2,818,090, into 583,813 shares of Common Stock and a promissory note issued by the Company in the amount of $330,000 due December 31, 2001. The Preferred Stock Purchase Agreement entered into October 22, 1997 was modified primarily to state that voting restrictions would lapse with respect to the election of Directors and the appointment of auditors on December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the three months and six months ended December 31, 1999, as compared to the three months and six months ended December 31, 1998. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

      As of April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids, Inc. ("Simulaids"), a manufacturer of health and education teaching aids. Simulaids is currently Aristotle's only operating subsidiary.

Results of Operations of the Company

      Three Months Ended December 31, 1999 As Compared to the Three Months Ended December 31, 1998

      The Company's net sales of $1,687,000 for the three months ended December 31, 1999 represent the net sales of Simulaids. There were no net sales in the same period last year which was prior to the acquisition of Simulaids.

      Gross profit of $708,000 for the three months ended December 31, 1999 represents the gross profit of Simulaids. There was no gross profit in the same period last year which was prior to the acquisition of Simulaids.

      Selling expense of $129,000 for the three months ended December 31, 1999 represents the selling expenses of the Simulaids' operation. There were no selling expenses in the same period last year which was prior to the acquisition of Simulaids.

      The Company's general and administrative expenses for the three months ended December 31, 1999 increased 74.1% to $404,000 compared to $232,000 for the comparable 1998 fiscal quarter. The increase was primarily due to the inclusion of the operating expenses of Simulaids.

      Investment and interest income was $95,000 and $208,000 for the three months ended December 31, 1999 and 1998, respectively. The decrease in 1999 was mainly due to lower investment balances, reflecting the utilization of investment balances in the purchase of Simulaids.

      Interest expense for the three months ended December 31, 1999 was $45,000 versus no interest expenses in the prior year period. The increase reflected interest expense on the borrowed funds utilized in the acquisition of Simulaids.

      Preferred dividends were $54,000 for the three months ended December 31, 1999 compared to $61,000 for the three months ended December 31, 1998. The decrease was principally due to the end of the payment of dividends on 39,634 shares of Preferred Stock issued in connection with the original acquisition of Strouse.

      Six Months Ended December 31, 1999 As Compared to the Six Months Ended December 31, 1998

      The Company's net sales of $3,333,000 for the six months ended December 31, 1999 represent the net sales of Simulaids. There were no net sales in the same period last year, which was prior to the acquisition of Simulaids.

      Gross profit of $1,379,000 for the six months ended December 31, 1999 represents the gross profit of Simulaids. There was no gross profit in the same period last year, which was prior to the acquisition of Simulaids.

      Selling expense of $232,000 for the six months ended December 31, 1999 represents the selling expenses of the Simulaids' operation. There were no selling expenses in the same period last year, which was prior to the acquisition of Simulaids.

      The Company's general and administrative expenses for the six months ended December 31, 1999 increased 89.6% to $764,000 compared to $403,000 for the comparable 1998 fiscal quarter. The increase was primarily due to the inclusion of the operating expenses of Simulaids.

      Investment and interest income was $171,000 and $383,000 for the six months ended December 31, 1999 and 1998, respectively. The decrease in 1999 was mainly due to lower investment balances, reflecting the utilization of investment balances in the purchase of Simulaids.

      Interest expense for the six months ended December 31, 1999 was $85,000 versus no interest expenses in the prior year period. The increase reflected interest expense on the borrowed funds utilized in the acquisition of Simulaids.

      Preferred dividends were $109,000 for the six months ended December 31, 1999 compared to $124,000 for the six months ended December 31, 1998. The decrease was principally due to the end of the payment of dividends on 39,634 shares of Preferred Stock issued in connection with the original acquisition of Strouse.

      The income tax provision for the six months ended December 31, 1999 was $30,000 compared to no provision for the six months ended September 30, 1998. The tax provision for the current period represents state taxes.

      Loss on discontinued operations results from the final purchase price adjustment related to the June 1998 sale of the assets of Strouse resulting in a decrease in the gain previously recorded.

Results of Operations of Simulaids on a stand alone basis

      Three Months Ended December 31, 1999 As Compared to the Three Months Ended December 31, 1998

      Simulaids' net sales of $1,687,000 for the three months ended December 31, 1999 were 41.6% higher than the net sales of $1,191,000 recorded in the three months ended December 31, 1998. The increase primarily reflected increased mankin sales to distributors.

      Simulaids' gross profit for the three months ended December 31, 1999 increased to $708,000 from $461,000 for the prior year, and the gross margin percentage increased to 41.9% from 38.7%. The increase in gross profit and gross margin percentage was principally due to the sales increase partially offset by increases in raw material prices and labor costs.

      Operating expenses include selling and administration costs. Operating expenses for the three months ended December 31, 1999 were $377,000 versus $376,000 for the three months ended December 31, 1998.

      Investment and interest income was $11,000 and $6,000 for the three months ended December 31, 1999 and 1998, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained.

      Interest expense for the three months ended December 31, 1999 increased to $45,000 from $4,000 in the prior year. The increase in interest expense primarily resulted from the $2,000,000 in bank borrowings.

      Six Months Ended December 31, 1999 As Compared to the Six Months Ended December 31, 1998

      Simulaids' net sales of $3,333,000 for the six months ended December 31, 1999 were 11.9% higher than the net sales of $2,977,000 recorded in the six months ended December 31, 1998. The increase principally reflected increased manikin sales to distributors.

      Simulaids' gross profit for the six months ended December 31, 1999 increased to $1,379,000 from $1,352,000 for the prior year, and the gross margin percentage decreased to 41.4% from 45.4%. The increase in gross profit was a result of the sales increase and the decrease in gross margin percentage was principally due to increases in raw material prices and labor costs.

      Operating expenses include selling and administration costs. Operating expenses for the six months ended December 31, 1999 were $697,000 versus $726,000 for the three months ended December 31, 1998. The $29,000, or 4.0%, decrease was principally a result of decreases in administrative compensation.

      Investment and interest income was $12,000 and $9,000 for the six months ended December 31, 1999 and 1998, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

      Interest expense for the six months ended December 31, 1999 increased to $85,000 from $7,000 in the prior year. The increase in interest expense primarily resulted from the $2,000,000 in bank borrowings.

Liquidity and Capital Resources

      Aristotle ended the December 31, 1999 quarter with $4,108,000 in cash and cash equivalents versus cash and cash equivalents of $5,849,000 at June 30, 1999. Cash consumed during the quarter was principally used to reduce bank debt by $3,000,000 which was partially offset by the receipt of a tax refund of $900,000. The overall decrease in cash and cash equivalents of $1,741,000 is detailed below.

      The Company generated cash of $1,166,000 from operations during the six months ended December 31, 1999 and generated cash of $13,000 from operations during the six months ended December 31, 1998. During the six month period ended December 31, 1999, the generation of cash from operations was principally the result of the receipt of a tax refund of $900,000 and net income of $325,000. During the six month period ended December 31, 1998, the generation of cash from operations was principally the result of a decrease in other assets partially offset by a decrease in accrued expenses.

      The Company generated cash of $311,000 from investing activities during the six months ended December 31, 1999, and utilized cash of $2,598,000 in investing activities during the six months ended December 31, 1998. During the six month period ended December 31, 1999, the generation of cash was principally due to the redemption of marketable securities of $360,000 partially offset by capital expenditures of $49,000. During the six month period ended December 31 1998, the utilization of cash was principally due to the purchase of marketable securities and the payments of transaction costs related to the Strouse Sale that were accrued for in June 1998.

      The Company utilized cash of $3,218,000 in financing activities during the six months ended December 31, 1999, and generated cash of $15,000 from financing activities during the six months ended December 31, 1998. Funds utilized in the six month period ended December 31, 1999 primarily reflected the reduction of debt by $3,087,000. Funds provided during the six month period ended December 1998 were generated from proceeds received from the exercise of stock options, partially offset by the purchase of treasury stock and the payment of dividends.

      Capital resources in the future are expected to be used in the development of the Simulaids business and to acquire additional companies in the health and medical education field. Other potential uses of cash relate to the payment of up to $799,000 to holders of the Series F, G, and H Preferred Stock if such holders exercise the put rights. In the meantime, Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

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

Quantitative

      The Company's marketable securities and long-term borrowings as of December 31, 1999 are as follows:

                                          Maturity less       Maturity greater
                                          than one year        than one year
                                          -------------        -------------
Marketable securities held in escrow
      Cost value                             $    214             $    574
      Weighted average return                     5.4%                 7.8%
      Fair market value                      $    214             $    481

Marketable securities
      Cost value                             $    310             $  1,499
      Weighted average return                     7.6%                 7.8%
      Fair market value                      $    300             $  1,282

Long-term borrowings
      Amount                                 $    251             $  1,797
      Weighted average interest rate              7.8%                 7.8%
      Fair market value                      $    251             $  1,797

Year 2000 Issue

            The Year 2000 Issue arose as a result of computer programs that were written using two digits rather than four to define the year. There was concern that information technology systems and other systems using such programs that have date sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000. Accordingly, computer systems and software used by many companies and governmental agencies needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of operations.

      The Company completed its Year 2000 conversion efforts in 1999. Based on these efforts, prior to December 31, 1999, the Company believed that its principal information systems were Year 2000 compliant.

      In addition, prior to December 31, 1999, the Company contacted its significant suppliers, customers and critical business partners to determine the Year 2000 readiness of these parties and to determine the extent to which it would be vulnerable in the event these parties were not Year 2000 compliant. Based on these communications, prior to December 31, 1999, the Company was not aware of any significant exposure in this regard.

      Subsequent to December 31, 1999, the Company has not experienced any significant problems associated with the Year 2000 compliance of its own operating and information systems and it has not experienced any problems with the Year 2000 compliance of third parties, including its significant suppliers, customers and critical business partners or any governmental agencies and service providers. The Company does not expect to experience any significant problems associated with the Year 2000 Issue in the future.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

      None

Item 2 - Changes in Securities.

      See Footnote 5 - "Subsequent Events" to the Condensed Consolidated Financial Statements accompanying tbis form 10-Q.

Item 3 - Defaults Upon Senior Securities.

      None

Item 4 - Submission of Matters to a Vote of Security Holder.

      None

Item 5 - Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            There were no reports on Form 8-K filed in the three months ended December 31, 1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE ARISTOTLE CORPORATION


                                            /s/ John J. Crawford
                               -------------------------------------------------
                                               John J. Crawford
                                  Its President, Chief Executive Officer and
                                            Chairman of the Board
                                           Date: February 14, 2000

                                            /s/ Paul McDonald
                               -------------------------------------------------
                                                Paul McDonald
                                   Its Chief Financial Officer and Secretary
                              (principal financial and chief accounting officer)
                                         Date: February 14, 2000

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

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

4.6 Letter Agreement dated as of September 15, 1997 among The Aristotle Corporation, Aristotle Sub, Inc. and certain stockholders, incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

4.7 Letter Agreement dated as of February 9, 2000 between The Aristotle Corporation and the Geneve Corporation regarding certain limitations on voting and the acquistion of additional shares of common stock.

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