Form 10-Q
period 2000-03-31
ARISTOTLE CORP
filed 2000-05-15
CIK 790071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

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

                                Yes |X|      No|_|

      As of May 5, 2000, 1,830,680 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2000

                                                                            Page
                                                                            ----

                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at March 31, 2000 and
             June 30, 1999.....................................................3
         Condensed Consolidated Statements of Operations for the Three
             and Nine Months Ended March 31, 2000 and 1999.....................4
         Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended March 31, 2000 and 1999..............................5
         Simulaids Historical Balance Sheet at March 31, 1999 .................6
         Simulaids Historical Statement of Operations for the Three and
             Nine Months Ended March 31, 1999..................................7
         Simulaids Historical Statement of Cash Flows for the Nine Months
             Ended March 31, 1999..............................................8
         Notes to Condensed Consolidated Financial Statements..................9

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13

Item 3 - Quantitative and Qualitative Disclosure About Market Risk............16

                           Part II - Other Information

Item 1 - Legal Proceedings....................................................18

Item 2 - Changes in Securities................................................18

Item 3 - Defaults Upon Senior Securities......................................18

Item 4 - Submission of Matters to a Vote of Security Holders..................18

Item 5 - Other Information....................................................18

Item 6 - Exhibits and Reports on Form 8-K.....................................18

Signatures....................................................................19

Exhibit Index.................................................................20

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)

                                                                                            March 31,   June 30,
                                                                                              2000        1999
                                            ASSETS                                         -----------  ---------
                                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents ...........................................................  $   4,314   $   5,849
    Marketable securities ...............................................................        100         702
    Marketable securities and cash equivalents held in escrow, at market value ..........         95         157
    Accounts receivable, net ............................................................        428         299
    Inventories .........................................................................        965         989
    Tax receivable ......................................................................        250       1,150
    Other current assets ................................................................        158         187
                                                                                           ---------   ---------
        Total current assets ............................................................      6,310       9,333
                                                                                           ---------   ---------
Property and equipment, net .............................................................      1,413       1,478
                                                                                           ---------   ---------
Other assets:
    Marketable securities, at market value ..............................................      1,773       1,386
    Marketable securities, held in escrow, at market value ..............................         --         552
    Goodwill, net of amortization of $210 and $39 at March 2000 and June 1999 ...........      5,513       5,685
    Other noncurrent assets .............................................................          9          51
                                                                                           ---------   ---------
                                                                                               7,295       7,674
                                                                                           ---------   ---------
                                                                                           $  15,018   $  18,485
                                                                                           =========   =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short term borrowings ...............................................................  $      --   $   5,000
    Current maturities of long term debt ................................................        252          25
    Current maturities of Series F, G and H Preferred Stock .............................         95         799
    Accounts payable ....................................................................        109         143
    Accrued expenses ....................................................................        464         829
    Accrued tax reserves ................................................................        720         720
                                                                                           ---------   ---------
        Total current liabilities .......................................................      1,640       7,516
                                                                                           ---------   ---------
Long term debt, net of current maturities ...............................................      1,734         111
                                                                                           ---------   ---------
Subordinated debt .......................................................................        330          --
                                                                                           ---------   ---------
Commitments and contingencies
Series E Redeemable Preferred Stock .....................................................         --       2,250
                                                                                           ---------   ---------

Stockholders' equity:
    Common stock, $.01 par value, 3,000,000 shares authorized, 1,832,754 and 1,240,727
        shares issued as of  March 2000 and June 1999, respectively .....................         19          13
    Additional paid-in capital ..........................................................    162,893     160,403
    Retained earnings (deficit) .........................................................   (151,204)   (151,600)
    Treasury stock, at cost, 17,834 shares in March 2000 and 7,609 shares in June 1999 ..        (93)        (47)
        Net unrealized investment losses ................................................       (301)       (161)
                                                                                           ---------   ---------
        Total stockholders' equity ......................................................     11,314       8,608
                                                                                           ---------   ---------
                                                                                           $  15,018   $  18,485
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                   Three Months Ended  Nine Months Ended
                                                                        March 31,           March 31,
                                                                        ---------           ---------
                                                                      2000    1999        2000    1999
                                                                      ----    ----        ----    ----

Net sales ........................................................  $ 1,577   $  --     $ 4,910   $  --
Cost of goods sold ...............................................      801      --       2,756      --
                                                                    -------   -----     -------   -----

        Gross profit .............................................      776      --       2,154      --
                                                                    -------   -----     -------   -----

Selling expenses .................................................      145      --         377      --
General and administrative expenses ..............................      426     252       1,190     655
Goodwill amortization ............................................       57      --         172      --
                                                                    -------   -----     -------   -----

        Operating income (loss) ..................................      148    (252)        415    (655)
                                                                    -------   -----     -------   -----
Other income (expense):
    Investment and interest income ...............................       72     226         243     609
    Interest expense .............................................      (33)     --        (117)     --
                                                                    -------   -----     -------   -----

      Income (loss) from continuing operations before income taxes      187     (26)        541     (46)

Provision for  income taxes ......................................       (6)    (49)        (35)    (49)
                                                                    -------   -----     -------   -----
      Income (loss) from continuing operations ...................      181     (75)        506     (95)

Loss on sale of discontinued operations ..........................       --    (150)         --    (198)
                                                                    -------   -----     -------   -----
      Net income (loss) ..........................................      181    (225)        506    (293)

Preferred dividends ..............................................       --      54         109     178
                                                                    -------   -----     -------   -----
      Net income (loss) applicable to common shareholders ........  $   181   $(279)    $   397   $(471)
                                                                    =======   =====     =======   =====
Basic earnings per common share:
    Continuing operations ........................................  $   .12   $(.11)    $   .30   $(.22)
    Loss on sale of discontinued operations ......................       --    (.12)         --    (.16)
                                                                    -------   -----     -------   -----
      Net income (loss) ..........................................  $   .12   $(.23)    $   .30   $(.38)
                                                                    =======   =====     =======   =====
Diluted earnings per common share:
    Continuing operations ........................................  $   .10   $(.11)    $   .27   $(.22)
    Loss on sale of discontinued operations ......................       --    (.12)         --    (.16)
                                                                    -------   -----     -------   -----
      Net income (loss) ..........................................  $   .10   $(.23)    $   .27   $(.38)
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                                 --------
                                                                              2000      1999
                                                                              ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................................  $   506   $   (293)
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Goodwill amortization .............................................      172         --
       Depreciation and amortization .....................................      139          1
       Changes in assets and liabilities:
           Accounts receivable ...........................................     (129)        --
           Inventories ...................................................       24         --
           Tax receivable ................................................      900         --
           Other assets ..................................................       33        426
           Accounts payable ..............................................      (34)        --
           Accrued expenses ..............................................     (319)      (459)
                                                                            -------   --------
               Net cash provided by (used in) operating activities .......    1,292       (325)
                                                                            -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption (purchase) of marketable securities .......................      688     (2,038)
    Payments of transaction costs from disposal of discontinued operations       --     (1,704)
    Purchase of property and equipment ...................................      (74)        (8)
                                                                            -------   --------
               Net cash provided by (used in) investing activities .......      614     (3,750)
                                                                            -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of revolving loan ..........................................   (5,000)        --
    Proceeds from credit agreement .......................................    2,000         --
    Principal debt payments ..............................................     (131)        --
    Repayment of capital lease obligations ...............................      (19)        --
    Repurchase of preferred stock ........................................     (136)        (6)
    Proceeds from exercise of stock options ..............................       --        157
    Purchase of treasury stock ...........................................      (46)       (17)
    Payment of dividends on preferred stock ..............................     (109)      (178)
                                                                            -------   --------
               Net cash used in financing activities .....................   (3,441)       (44)
                                                                            -------   --------

DECREASE IN CASH AND CASH EQUIVALENTS ....................................   (1,535)    (4,119)
CASH AND CASH EQUIVALENTS, beginning of period ...........................    5,849     12,271
                                                                            -------   --------
CASH AND CASH EQUIVALENTS, end of period .................................  $ 4,314   $  8,152
                                                                            =======   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 SIMULAIDS, INC.

                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                              As of March 31, 1999
                  (dollars in thousands, except for share data)



                                     ASSETS

Current assets:
    Cash and cash equivalents ........................................... $  251
    Accounts receivable, net ............................................    469
    Inventories .........................................................  1,010
    Other current assets ................................................     95
                                                                          ------
        Total current assets ............................................  1,825
                                                                          ------

Property and equipment, net .............................................  1,245
                                                                          ------

Other assets ............................................................    210
                                                                          ------
                                                                          $3,280
                                                                          ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long term debt ................................ $   25
    Accounts payable ....................................................     43
    Accrued expenses ....................................................     41
                                                                          ------
        Total current liabilities .......................................    109
                                                                          ------

    Long term debt, net of current maturities ........................... $  117
                                                                          ------

Stockholders' equity:
    Common stock, $1 par value, 2,000 shares authorized, 100 shares
      issued and outstanding ............................................      1
    Additional paid-in capital ..........................................      5
    Retained earnings ...................................................  3,047
                                                                          ------
        Total stockholders' equity ......................................  3,053
                                                                          ------
                                                                          $3,280
                                                                          ======

          The accompanying notes are an integral part of this condensed financial statement.

                                 SIMULAIDS, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)
                             (dollars in thousands)


                                          Three Months Ended   Nine Months Ended
                                            March 31, 1999       March 31, 1999
                                            --------------       --------------

Net sales ..................................    $ 1,425             $ 4,402
Cost of goods sold .........................        855               2,480
                                                -------             -------
        Gross profit .......................        570               1,922
                                                -------             -------

Selling expenses ...........................         81                 268
General and administrative expenses ........        259                 798
                                                -------             -------
        Operating income ...................        230                 856
                                                -------             -------
Other income (expense):
    Investment and interest income .........          1                   8
    Interest expense .......................         (2)                 (7)
                                                -------             -------

        Income before income taxes .........        229                 857

Provision for income taxes .................          4                  14
                                                -------             -------
        Net income .........................    $   225             $   843
                                                =======             =======


               The accompanying notes are an integral part of this
                         condensed financial statement.

                                 SIMULAIDS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                    For the nine months ended March 31, 1999
                             (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ......................................................................  $ 843

    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .................................................    198
      Changes in assets and liabilities:
          Accounts receivable .......................................................    (73)
          Inventories ...............................................................   (175)
          Other assets ..............................................................    (99)
          Accounts payable ..........................................................    (38)
          Accrued expenses ..........................................................    (28)
                                                                                       -----
              Net cash provided by operating activities .............................    628
                                                                                       -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ..............................................   (138)
                                                                                       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to shareholders ...................................................   (765)
    Proceeds from lease agreement ...................................................    146
    Payments on long-term debt ......................................................   (121)
                                                                                       -----
              Net cash used in financing activities .................................   (740)
                                                                                       -----

DECREASE IN CASH AND CASH EQUIVALENTS ...............................................   (250)
CASH AND CASH EQUIVALENTS, beginning of period ......................................    501
                                                                                       -----
CASH AND CASH EQUIVALENTS, end of period ............................................  $ 251
                                                                                       =====

          The accompanying notes are an integral part of this condensed financial statement.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

      Unless the context indicates otherwise, all references herein to the "Company" for the three and nine months ended March 31, 1999 include only Aristotle and S.A. Subsidiary, and all other references herein to the "Company" include Aristotle, Simulaids, and S-A Subsidiary.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 1999.

2.    Debt Agreement

      On September 27, 1999, Simulaids and Citizens Bank of Connecticut entered into a $2.5 million Credit Agreement. The credit agreement is comprised of three facilities ("Credit Facilities"):

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

      The Credit Facilities are secured by a lien on all assets of Simulaids. Aristotle has guaranteed the Credit Facilities with recourse under the guaranty limited to $1,000,000; to be reduced by an amount equal to the principal payments made on the term loan. Simulaids must maintain certain financial ratios and satisfy various other covenants in connection with the Credit Facilities.

      As of May 5, 2000, the balance outstanding on the term loan was $1,085,714 and the balance outstanding on the mortgage was $764,444. As of May 5, 2000, there was no balance outstanding on the line of credit. As of May 5, 2000, recourse under the Aristotle guaranty is limited to $885,714.

3.    Earnings per Common Share

      The Company calculates earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share". For the three months and nine months ended March 31, 2000 and 1999, Basic and diluted earnings per share are calculated as follows:



Three Months Ended March 31
(in thousands of dollars, except share and per share data)


                                                                                        2000         1999
                                                                                        ----         ----

Basic Earnings per Share:

Numerator
        Income from continuing operations ........................................  $      181  $       (75)
        Preferred dividends ......................................................          --          (54)
                                                                                    ----------  -----------
        Income (loss) from continuing operations applicable to common shareholders         181         (129)
        Income (loss) from discontinued operations ...............................          --         (150)
                                                                                    ----------  -----------
            Net income (loss) applicable to common shareholders ..................  $      181  $      (279)
                                                                                    ==========  ===========

Denominator
        Weighted average shares outstanding ......................................   1,562,936    1,233,118
                                                                                    ==========  ===========

Basic Earnings Per Share Per Common Shareholder
        Continuing operations ....................................................  $      .12  $      (.11)
        Discontinued operations ..................................................          --         (.12)
                                                                                    ----------  -----------
            Net income (loss) ....................................................  $      .12  $      (.23)
                                                                                    ==========  ===========

Diluted Earnings per Share:

Numerator
        Income from continuing operations ........................................  $      181  $       (75)
        Preferred dividends ......................................................          --          (54)
                                                                                    ----------  -----------
        Income (loss) from continuing operations applicable to common shareholders         181         (129)
        Income (loss) from discontinued operations ...............................          --         (150)
                                                                                    ----------  -----------
            Net income (loss) applicable to common shareholders ..................  $      181  $      (279)
                                                                                    ==========  ===========
Denominator
        Weighted average shares outstanding ......................................   1,845,293    1,233,118
                                                                                    ==========  ===========

Diluted Earnings Per Share Per Common Shareholder
        Continuing operations ....................................................  $      .10  $      (.11)
        Discontinued operations ..................................................          --         (.12)
                                                                                    ----------  -----------
            Net income (loss) ....................................................  $      .10  $      (.23)
                                                                                    ==========  ===========

Nine Months Ended March 31
(in thousands of dollars, except share and per share data)

                                                                                        2000          1999
                                                                                        ----          ----

Basic Earnings per Share:

Numerator
        Income (loss) from continuing operations .................................  $       506   $       (95)
        Preferred dividends ......................................................         (109)         (178)
                                                                                    -----------   -----------
        Income (loss) from continuing operations applicable to common shareholders          397          (273)
        Income (loss) from discontinued operations ...............................           --          (198)
                                                                                    -----------   -----------
            Net income (loss) applicable to common shareholders ..................  $       397   $      (471)
                                                                                    ===========   ===========
Denominator
        Weighted average shares outstanding ......................................    1,341,268     1,233,700
                                                                                    ===========   ===========

Basic Earnings Per Share Per Common Shareholder
        Continuing operations ....................................................  $       .30   $      (.22)
        Discontinued operations ..................................................           --          (.16)
                                                                                    -----------   -----------
            Net income (loss) ....................................................  $       .30   $      (.38)
                                                                                    ===========   ===========

Diluted Earnings per Share:

Numerator
        Income (loss) from continuing operations .................................  $       506   $       (95)
        Preferred dividends ......................................................           --          (178)
                                                                                    -----------   -----------
        Income (loss) from continuing operations applicable to common shareholders          506          (273)
        Income (loss) from discontinued operations ...............................           --          (198)
                                                                                    -----------   -----------
            Net income (loss) applicable to common shareholders ..................  $       506   $      (471)
                                                                                    ===========   ===========
Denominator
        Weighted average shares outstanding ......................................    1,851,057     1,233,700
                                                                                    ===========   ===========

Diluted Earnings Per Share Per Common Shareholder
        Continuing operations ....................................................  $       .27   $      (.22)
        Discontinued operations ..................................................           --          (.16)
                                                                                    -----------   -----------
            Net income (loss) ....................................................  $       .27   $      (.38)
                                                                                    ===========   ===========

4.    Comprehensive Income

      Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income
(loss) for the three months and nine months ended March 31, 2000 and 1999 is as follows:

Three Months Ended                                              March 31,
                                                              (unaudited)
                                                       (in thousands of dollars)

                                                           2000         1999
                                                           ----         ----

Net income (loss) ....................................     $181        $(225)

Net unrealized investment gain (loss) ................       20          (92)
                                                           ----        -----

Comprehensive income (loss) ..........................     $201        $(317)
                                                           ====        =====

Nine Months Ended                                              March 31,
                                                              (unaudited)
                                                       (in thousands of dollars)

                                                           2000         1999
                                                           ----         ----

Net income (loss) ....................................    $ 506        $(293)

Net unrealized investment gain (loss) ................     (140)         (88)
                                                          -----        -----

Comprehensive income (loss) ..........................    $ 366        $(381)
                                                          =====        =====

5.    Other Events

      On January 3, 2000, a holder of Series H Preferred Stock of the Company exercised his right to put 13,617 shares of Series H Preferred Stock, with an aggregate value of $136,170, to the Company in exchange for $90,110 in cash and the cancellation of a loan from the Company to him in the amount of $46,060.

      On February 9, 2000, Geneve Corporation, the Company's largest shareholder, elected to convert 545,940 shares of Series E, F, G, and H Preferred Stock, with an aggregate value of $2,818,090, into 583,813 shares of Common Stock and a promissory note issued by the Company in the amount of $330,000 due December 31, 2001 and bearing interest at the rate of 8%. The Preferred Stock Purchase Agreement entered into October 22, 1997 was modified primarily to state that voting restrictions would lapse with respect to the election of Directors and the appointment of auditors on December 31, 2001.

      As anticipated and as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, the Company received from the Internal Revenue Service a letter disallowing the two carryback claims filed on its amended 1992 return and on its 1996 return. This disallowance at the field examination level was not unexpected by the Company. The Company and its advisors continue to believe the claims have merit and, therefore, the Company will continue to pursue its case at the Internal Revenue Service Appellate level. The Company recorded a net benefit of $719,000 in 1997 related to the 1996 claim.

6.    Subsequent Events

      During April and May 2000, Geneve Corporation elected to convert 9,456 shares of Series F, G, and H Preferred Stock, with an aggregate value of $94,560, into 15,759 shares of Common Stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the three months and nine months ended March 31, 2000, as compared to the three months and nine months ended March 31, 1999. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

      As of April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids, Inc. ("Simulaids"), a manufacturer of health and education teaching aids. Simulaids is currently Aristotle's only operating subsidiary.

Results of Operations of the Company

      Three Months Ended March 31, 2000 As Compared to the Three Months Ended March 31, 1999

      The Company's net sales of $1,577,000 for the three months ended March 31, 2000 represent the net sales of Simulaids. There were no net sales in the same period last year which was prior to the acquisition of Simulaids.

      Gross profit of $776,000 for the three months ended March 31, 2000 represents the gross profit of Simulaids. There was no gross profit in the same period last year which was prior to the acquisition of Simulaids.

      Selling expense of $145,000 for the three months ended March 31, 2000 represents the selling expenses of the Simulaids' operation. There were no selling expenses in the same period last year which was prior to the acquisition of Simulaids.

      The Company's general and administrative expenses for the three months ended March 31, 2000 increased 69.0% to $426,000 compared to $252,000 for the comparable 1999 fiscal quarter. The increase was primarily due to the inclusion of the operating expenses of Simulaids partially offset by a decrease in professional fees.

      Investment and interest income was $72,000 and $226,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in 2000 was mainly due to lower investment balances, reflecting the utilization of investment balances in the purchase of Simulaids.

      Interest expense for the three months ended March 31, 2000 was $33,000 versus no interest expenses in the prior year period. The increase primarily reflected interest expense on the borrowed funds utilized in the acquisition of Simulaids and subsequently procurred mortgage financing.

      There were no preferred dividends for the three months ended March 31, 2000 compared to $54,000 for the three months ended March 31, 1999. The decrease was principally due to the conversion of 545,940 shares of Preferred Stock into 583,813 shares of Common Stock on February 9, 2000.

      The income tax provision was $6,000 and $49,000 for the three months ended March 31, 2000 and 1999, respectively. The tax provisions mainly represent state income taxes.

      Nine Months Ended March 31, 2000 As Compared to the Nine Months Ended March 31, 1999

      The Company's net sales of $4,910,000 for the nine months ended March 31, 2000 represent the net sales of Simulaids. There were no net sales in the same period last year, which was prior to the acquisition of Simulaids.

      Gross profit of $2,154,000 for the nine months ended March 31, 2000 represents the gross profit of Simulaids. There was no gross profit in the same period last year, which was prior to the acquisition of Simulaids.

      Selling expense of $377,000 for the nine months ended March 31, 2000 represents the selling expenses of the Simulaids' operation. There were no selling expenses in the same period last year, which was prior to the acquisition of Simulaids.

      The Company's general and administrative expenses for the nine months ended March 31, 2000 increased 81.7% to $1,190,000 compared to $655,000 for the comparable 1999 fiscal quarter. The increase was primarily due to the inclusion of the operating expenses of Simulaids partially offset by a decrease in professional fees.

      Investment and interest income was $243,000 and $609,000 for the nine months ended March 31, 2000 and 1999, respectively. The decrease in 2000 was mainly due to lower investment balances, reflecting the utilization of investment balances in the purchase of Simulaids.

      Interest expense for the nine months ended March 31, 2000 was $117,000 versus no interest expenses in the prior year period. The increase primarily reflected interest expense on the borrowed funds utilized in the acquisition of Simulaids and subsequently procurred mortgage financing.

      Preferred dividends were $109,000 for the nine months ended March 31, 2000 compared to $178,000 for the nine months ended March 31, 1999. The decrease was principally due to the conversion of 545,940 shares of Preferred Stock into 583,813 shares of Common Stock on February 9, 2000.

      The income tax provision was $35,000 and $49,000 for the nine months ended March 31, 2000 and 1999, respectively. The tax provisions mainly represent state income taxes.

      Loss on discontinued operations results from the final purchase price adjustment related to the June 1998 sale of the assets of Strouse resulting in a decrease in the gain previously recorded.

Results of Operations of Simulaids on a stand alone basis

      Three Months Ended March 31, 2000 As Compared to the Three Months Ended March 31, 1999

      Simulaids' net sales of $1,577,000 for the three months ended March 31, 2000 were 10.7% higher than the net sales of $1,425,000 recorded in the three months ended March 31, 1999. The increase primarily reflected increased manikin sales to distributors.

      Simulaids' gross profit for the three months ended March 31, 2000 increased to $776,000 from $570,000 for the prior year, and the gross margin percentage increased to 49.2% from 40.0%. The increase in gross profit and gross margin percentage was principally due to the sales increase and improved manufacturing efficiency partially offset by increases in raw material prices and labor rates.

      Operating expenses include selling and administration costs. Operating expenses for the three months ended March 31, 2000 were $386,000 versus $340,000 for the three months ended March 31, 1999. The increase was mainly due to increased consulting fees.

      Investment and interest income was $3,000 and $1,000 for the three months ended March 31, 2000 and 1999, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained.

      Interest expense for the three months ended March 31, 2000 increased to $30,000 from $2,000 in the prior year. The increase in interest expense primarily resulted from the $2,000,000 in bank borrowings.

      Nine Months Ended March 31, 2000 As Compared to the Nine Months Ended March 31, 1999

      Simulaids' net sales of $4,910,000 for the nine months ended March 31, 2000 were 11.5% higher than the net sales of $4,402,000 recorded in the nine months ended March 31, 1999. The increase principally reflected increased manikin sales to distributors.

      Simulaids' gross profit for the nine months ended March 31, 2000 increased to $2,154,000 from $1,922,000 for the prior year, and the gross margin percentage increased to 43.9% from 43.7%. The increase in gross profit and gross margin percentage was principally due to the sales increase and improved manufacturing efficiency partially offset by increases in raw material prices and labor rates.

      Operating expenses include selling and administration costs. Operating expenses for the nine months ended March 31, 2000 were $1,083,000 versus $1,066,000 for the nine months ended March 31, 1999. The $17,000, or 1.6%, increase was principally a result of increased consulting fees partially offset by decreases in administrative compensation.

      Investment and interest income was $9,000 and $8,000 for the nine months ended March 31, 2000 and 1999, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

      Interest expense for the nine months ended March 31, 2000 increased to $115,000 from $7,000 in the prior year. The increase in interest expense primarily resulted from the $2,000,000 in bank borrowings.

Liquidity and Capital Resources

      Aristotle ended March 31, 2000 with $4,314,000 in cash and cash equivalents versus cash and cash equivalents of $5,849,000 at June 30, 1999. Cash consumed during the nine month period was principally used to reduce bank debt by $3,000,000 which was partially offset by the receipt of a tax refund of $900,000 and redemption of marketable securities of $700,000. The overall decrease in cash and cash equivalents of $1,535,000 is detailed below.

      The Company generated cash of $1,292,000 from operations during the nine months ended March 31, 2000 and used cash of $325,000 in operations during the nine months ended March 31, 1999. During the nine month period ended March 31, 2000, the generation of cash from operations was principally the result of the receipt of a tax refund of $900,000, net income of $506,000, and depreciation and amortization of $311,000. During the nine month period ended March 31, 1999, the use of cash in operations was principally the result of a net loss of $293,000 and a decrease in accrued expenses partially offset by a decrease in other assets.

      The Company generated cash of $614,000 from investing activities during the nine months ended March 31, 2000, and utilized cash of $3,750,000 in investing activities during the nine months ended March 31, 1999. During the nine month period ended March 31, 2000, the generation of cash was principally due to the redemption of marketable securities of $688,000 partially offset by capital expenditures of $74,000. During the nine month period ended March 31 1999, the utilization of cash was principally due to the purchase of marketable securities and the payment of transaction costs related to the Strouse Sale that were accrued for in June 1998.

      The Company utilized cash of $3,441,000 in financing activities during the nine months ended March 31, 2000, and used cash of $44,000 in financing activities during the nine months ended March 31, 1999. Funds utilized in the nine month period ended March 31, 2000 primarily reflected the reduction of debt by $3,150,000 and the repurchase of preferred stock of $136,000. Funds used during the nine month period ended March 1999 were principally for the payment of dividends partially offset by cash generated from proceeds received from the exercise of stock options.

      Capital resources in the future are expected to be used in the development of the Simulaids business and to acquire additional companies in the education and training field. In the meantime, Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.


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

Quantitative

      The Company's marketable securities and long-term borrowings as of March 31, 2000 are as follows:

                                           Maturity less        Maturity greater
                                           than one year         than one year
                                           -------------         -------------

Marketable securities held in escrow
        Cost value                           $    95
        Weighted average return                  5.8%
        Fair market value                    $    95

Marketable securities
        Cost value                           $   101               $  2,073
        Weighted average return                  6.0%                   7.6%
        Fair market value                    $   100               $  1,773

Long-term borrowings
        Amount                               $   252               $  2,064
        Weighted average interest rate           7.8%                   7.9%
        Fair market value                    $   252               $  2,064

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

      None

Item 2 - Changes in Securities.

      See Footnotes 5 and 6 - "Other Events" and "Subsequent Event" to the Condensed Consolidated Financial Statements accompanying this form 10-Q.

Item 3 - Defaults Upon Senior Securities.

      None

Item 4 - Submission of Matters to a Vote of Security Holder.

      None

Item 5 - Other Information.

      None

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            A Form 8-K was filed on May 2, 2000, reporting (Item 5. Other Events) on the entering into of a Letter Agreement with Geneve Corporation dated April 28, 2000, confirming the consent of the Company's Board of Directors allowing Geneve Corporation, subject to certain limitations, to purchase up to 51% of the Company's issued and outstanding shares of Common Stock, including Common Stock equivalents.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE ARISTOTLE CORPORATION


                                             /s/ John J. Crawford
                             ---------------------------------------------------
                                               John J. Crawford
                                  Its President, Chief Executive Officer and
                                             Chairman of the Board
                                              Date: May 12, 2000


                                               /s/ Paul McDonald
                             ---------------------------------------------------
                                                 Paul McDonald
                                   Its Chief Financial Officer and Secretary
                              (principal financial and chief accounting officer)
                                              Date: May 12, 2000

                                  EXHIBIT INDEX

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

4.7 Letter Agreement dated as of February 9, 2000 between The Aristotle Corporation and the Geneve Corporation regarding certain limitations on voting and the acquisition of additional shares of common stock.

4.8 Letter Agreement dated as of April 28, 2000 between The Aristotle Corporation and the Geneve Corporation, modifying the letter agreement between such parties dated as of February 9, 2000, regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to the Registrant's Report on Form 8-K dated May 2, 2000.

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