Form 10-K
period 2000-06-30
ARISTOTLE CORP
filed 2000-09-28
CIK 790071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2000

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

                                   Yes |X|    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of September 8, 2000, the aggregate market value of the Common Stock outstanding of The Aristotle Corporation held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $4,889,949, based on the closing price as reported by the Nasdaq Stock Market.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement dated October 2, 2000 are incorporated by reference into Part III of this Report on Form 10-K.

                            THE ARISTOTLE CORPORATION

                               2000 ANNUAL REPORT

                                TABLE OF CONTENTS

Selected Consolidated Financial Data ......................................  2

Management's Discussion and Analysis ......................................  4

Consolidated Financial Statements ......................................... 13

               SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
             (Amounts in thousands, except share and per share data)

      The following are selected consolidated financial data for The Aristotle Corporation ("Aristotle"), Aristotle Sub, Inc. ("ASI"), and The Strouse, Adler Company ("Strouse") on a consolidated basis for the fiscal years ended June 30, 1996, 1997 and 1998 and also include Simulaids, Inc. ("Simulaids") for the fiscal years ended June 30, 1999 and 2000. Aristotle formed ASI in 1993 and acquired Strouse (the "Strouse Acquisition") in 1994. On January 2, 1998, ASI was merged into Aristotle (the "ASI Merger"). On June 30, 1998, Aristotle consummated the sale of substantially all of the assets and certain of the liabilities of Strouse to Sara Lee Corporation (the "Strouse Sale"). On July 2, 1998, Strouse changed its name to "S-A Subsidiary, Inc." On April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids, a manufacturer of health and education teaching aids. All references herein to the "Company" include Aristotle, Strouse, ASI and Simulaids. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                                              ---------------------------
                                                        1996            1997           1998            1999             2000
                                                        ----            ----           ----            ----             ----
Consolidated statements of operations data:
Net sales ......................................    $        --     $        --     $        --     $       947     $     6,713
Costs and expenses:
       Costs of goods sold .....................             --              --              --             770           3,775
       Selling, general and administrative .....            609             649             685           1,250           2,168
       Goodwill amortization ...................             --              --              --              39             228
       Nonrecurring tax claim contingency fee ..             --              --             480              --              --
                                                    -----------     -----------     -----------     -----------     -----------
            Operating gain (loss) ..............           (609)           (649)         (1,165)         (1,112)            542

Other income (expense):
  Investment and interest income ...............            312             146             151             725             337
  Interest expense .............................             (4)             (9)             (5)            (32)           (174)
                                                    -----------     -----------     -----------     -----------     -----------

Income (loss) from continuing operations
  before income taxes
  and minority interest ........................           (301)           (512)         (1,019)           (419)            705

(Provision for) benefit from income taxes (1) ..          1,626             (32)          1,182             (89)            (31)
                                                    -----------     -----------     -----------     -----------     -----------

Income (loss) from continuing operations before
  minority interest ............................          1,325            (544)            163            (508)            674

Minority interest ..............................            215             175              72              --              --
                                                    -----------     -----------     -----------     -----------     -----------

    Income (loss) from continuing operations ...          1,110            (719)             91            (508)            674

Discontinued operations:
  Income from operations of
    The Strouse Adler Company ..................            358             732             624              --              --
  Gain on sale of The Strouse, Adler Company ...             --              --             873             911              --
                                                    -----------     -----------     -----------     -----------     -----------

     Net income ................................          1,468              13           1,588             403             674

Preferred dividends ............................             --              --             126             233             109
                                                    -----------     -----------     -----------     -----------     -----------

    Net income applicable to common shareholders    $     1,468     $        13     $     1,462     $       170     $       565
                                                    ===========     ===========     ===========     ===========     ===========

Diluted  earnings per common share:
  Continuing operations ........................    $      0.92     $     (0.65)    $     (0.03)    $     (0.60)    $       .37
  Discontinued operations ......................           0.25            0.66            0.54              --              --
  Gain on sale of discontinued operations ......             --              --            0.75            0.74              --
                                                    -----------     -----------     -----------     -----------     -----------
  Net income ...................................    $      1.17     $      0.01     $      1.26     $      0.14     $       .37
                                                    ===========     ===========     ===========     ===========     ===========

  Weighted average shares ......................      1,440,274       1,100,700       1,151,920       1,226,144       1,834,968

Consolidated balance sheet data:
Total assets ...................................    $    23,795     $    20,381     $    14,582     $    18,485     $    15,211
Stockholders' equity ...........................          6,530           6,511           8,455           8,608          11,947
Long-term debt .................................          2,097           1,670              --             111           1,672

-----------
(1) Income tax benefit for the year ended June 30, 1996 includes a $1,650 benefit related to the settlement of the Federal Deposit Insurance Corporation's claims. Income tax benefit for the year ended June 30, 1998 includes a tax refund received resulting from a tax loss carryback claim.

                      SELECTED FINANCIAL DATA OF SIMULAIDS
                             (Amounts in thousands)

      The following are selected financial data for Simulaids, on a stand alone basis, for the fiscal years ended December 31, 1997 and 1998 and June 30, 1998, 1999, and 2000. The selected financial data for the fiscal years ended June 30, 1998 and 1999 have not been audited. The financial data is presented on a historic basis of accounting and does not reflect adjustments resulting from the acquisition or costs associated with the acquisition. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                 FISCAL YEARS ENDED              FISCAL YEARS ENDED
                                                                    DECEMBER 31,                     JUNE 30,
                                                                    ------------                     --------
                                                                    (unaudited)                     (unaudited)

                                                        1997            1998           1998            1999             2000
                                                      -------         -------         -------         -------         -------
Consolidated statements of operations data:
Net sales .......................................     $ 5,478         $ 5,860         $ 5,527         $ 5,822         $ 6,713
Costs and expenses:
     Costs of goods sold ........................       2,965           3,266           3,121           3,259           3,775
     Selling, general and administrative ........       1,458           1,433           1,418           1,486           1,502
     Goodwill amortization ......................          --              --              --              39             228
                                                      -------         -------         -------         -------         -------
          Operating income ......................       1,055           1,161             988           1,038           1,208

Other income (expense):
  Interest and other income-net .................          42              27              40              12              13
  Interest expense ..............................         (14)            (11)            (13)            (12)           (165)
                                                      -------         -------         -------         -------         -------

Income from continuing operations
  before income taxes ...........................       1,083           1,177           1,015           1,038           1,056

Provision for income taxes ......................          (8)            (14)             (9)           (101)           (492)
                                                      -------         -------         -------         -------         -------

          Net income ............................     $ 1,075         $ 1,163         $ 1,006         $   937         $   564
                                                      =======         =======         =======         =======         =======

Consolidated balance sheet data:
Total assets ....................................     $ 3,227         $ 3,213         $ 3,139           8,743         $ 9,208
Stockholders' equity ............................       2,943           3,081           2,871           8,350           6,885
Long-term debt ..................................     $   106         $    --         $    96         $   111           1,672

-----------------------

Interest and other income-net includes the Video Store business of Simulaids through April 30, 1999 even though the Video Store business was not purchased by Aristotle. The Video Store Business and related assets were distributed to the former stockholder of Simulaids on April 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

General

      This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the fiscal year ended June 30, 2000, as compared to the year ended June 30, 1999, and the fiscal year ended June 30, 1999, as compared to the year ended June 30, 1998. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

      On April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids, Inc. ("Simulaids"), a manufacturer of health and education teaching aids. Simulaids was Aristotle's only operating subsidiary during the period ended June 30, 2000. On September 14, 2000, Aristotle acquired 80% of the outstanding stock of Safe Passage International, Inc. ("Safe Passage"), a privately-held, Rochester, New York-based company that develops and sells computer based training products to government and industry clients (see "Recent Developments"). Except for references in the discussion under the heading "Recent Developments" and in the Note - "Subsequent Events" in the Consolidated Financial Statements, or unless otherwise indicated, this Report does not include or otherwise describe the acquisition of Safe Passage or its business, financial condition or financial performance.

Results of Continuing Operations of the Company

Fiscal Year Ended June 30, 2000 as Compared to the Year Ended June 30, 1999

      The Company's net sales of $6,713,000 for the fiscal year ended June 30, 2000 increased by $5,766,000 as compared to net sales of $947,000 for the fiscal year ended June 30, 1999. The increase in sales reflects twelve months of sales for Simulaids in the current fiscal year versus two months of sales for Simulaids in the prior year.

      Gross profit for the current fiscal year of $2,938,000 increased by $2,761,000 versus gross profit for the prior fiscal year of $177,000. The increase in gross profit reflects twelve months of gross profit for Simulaids in the current fiscal year versus two months of gross profit for Simulaids in the prior year. In addition, the gross margin in fiscal 1999 reflects a nonrecurring impact of the application of purchase accounting at the date of the acquisition which resulted in a $259,000 fair value adjustment to the purchased inventory. This purchase accounting adjustment was expensed in the period ended June 30, 1999 as the corresponding inventory was sold.

      The Company's selling, general and administrative expenses for the fiscal year ended June 30, 2000 increased by $918,000 to $2,168,000 compared to $1,250,000 for the prior fiscal year. The increase principally reflects twelve months of expenses for Simulaids in the current fiscal year versus two months of expenses for Simulaids in the prior year, partially offset by a reduction in professional fees.

      Goodwill amortization for the current fiscal year of $228,000 increased by $189,000 versus goodwill amortization for the prior fiscal year of $39,000. The increase in goodwill amortization reflects twelve months of amortization in the current fiscal year versus two months of amortization in the prior year.

      Investment and interest income was $337,000 and $725,000 for the twelve months ended June 30, 2000 and 1999, respectively. The decrease in fiscal year 2000 mainly reflects a redemption of marketable securities in which the proceeds were used to partially finance the acquisition of Simulaids in April 1999. The income for the twelve months ended June 30, 2000 and 1999 was principally generated by short-term cash investments and corporate bonds.

      Interest expense for the twelve months ended June 30, 2000 increased to $174,000 from $32,000 in the corresponding twelve months ended June 30, 1999. The increase reflected interest expense on the bank funds used in the acquisition of Simulaids which were utilized for twelve months in the current fiscal year versus two months in the prior year.

      The income tax provision for the twelve months ended June 30, 2000 was $31,000 compared to $89,000 for the twelve months ended June 30, 1999. During the twelve months ended June 30, 2000, the Company recorded a tax provision related to state taxes. During the twelve months ended June 30, 1999, the Company recorded a tax provision related to state taxes and a provision for taxes due on the built-in gain on assets purchased in the acquisition of Simulaids.

      Preferred dividends were $109,000 for the twelve months ended June 30, 2000 compared to $233,000 for the twelve months ended June 30, 1999. The decrease was principally due to the conversion of all shares of Aristotle Preferred Stock into shares of Common Stock from February 2000 to May 2000. Preferred dividends represented dividends paid or accrued on outstanding Series E, F, G and H Aristotle Preferred Stock. The shares of Series E Aristotle Preferred Stock were issued to Geneve Corporation, Aristotle's principal shareholder, in January 1998, and shares of the Series F, G and H Aristotle Preferred Stock were issued in 1998 in connection with the acquisition of Strouse, which company was subsequently sold to The Sara Lee Corporation in June 1998.

Results of Discontinued Operations of the Company

Fiscal Year Ended June 30, 2000 as Compared to the Year Ended June 30, 1999

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

      Gross profit for the 1999 fiscal year of $177,000 represents the operations of Simulaids for the two months ended June 30, 1999. The gross margin reflects a nonrecurring impact of the application of purchase accounting at the date of the acquisition which resulted in a $259,000 fair value adjustment to the purchased inventory. This purchase accounting adjustment was expensed in the period ended June 30, 1999 as the corresponding inventory was sold.

      The Company's selling, general and administrative expenses for the fiscal year ended June 30, 1999 increased 82% to $1,250,000 compared to $685,000 for the prior fiscal year. The increase was primarily due to the operating expenses of Simulaids of $227,000 for the two months ended June 30, 1999, increased professional fees primarily incurred in connection with tax matters and potential acquisitions, and increases in administrative and directors' compensation.

      The Company's goodwill amortization of $39,000 for the fiscal year ended June 30, 1999 represents amortization of goodwill for the two months ended June 30, 1999 resulting from the April 30, 2000 acquisition of Simulaids.

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

      Preferred dividends were $233,000 for the twelve months ended June 30, 1999 compared to $126,000 for the twelve months ended June 30, 1998. The increase was principally due to the payments of dividends on shares of the Series E Aristotle Preferred Stock for the entire 1999 fiscal year versus for half of the 1998 fiscal year. Preferred dividends represent dividends paid or accrued during the twelve months on outstanding shares of Series E, F, G and H Aristotle Preferred Stock.

Results of Discontinued Operations of the Company

Fiscal Year Ended June 30, 1999 as Compared to the Year Ended June 30, 1998

      Income from the operations of Strouse was $624,000 for the twelve months ended June 30, 1998 reflecting the performance of the business during the year before the sale in June 1998.

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

Results of Operations of Simulaids, on a stand alone basis

Twelve Months Ended June 30, 2000 as Compared to the Twelve Months Ended June 30, 1999

      Simulaids' net sales for the twelve months ended June 30, 2000 increased 15.3% to $6,713,000, compared to net sales of $5,822,000 for the prior year. The increase was primarily due to higher volume of manikin sales to existing domestic and international distributors.

      Simulaids' gross profit for the twelve months ended June 30, 2000 increased to $2,938,000 from $2,563,000 for the prior year (a 14.6% increase), and the gross margin percentage decreased to 43.8% from 44.0%. The increase in gross profit was principally due to the sales increase.

      Operating expenses include selling, general and administrative and product development expenses. Operating expenses for the twelve months ended June 30, 2000 were $1,502,000 versus $1,486,000 for the twelve months ended June 30, 1999. The $16,000, or 1.1%, increase was principally a result of increases in advertising, sales promotion, and selling compensation partially offset by reductions in administrative compensation.

      Goodwill amortization for the current fiscal year of $228,000 increased by $189,000 versus goodwill amortization for the prior fiscal year of $39,000. The increase in goodwill reflects twelve months of amortization in the current fiscal year versus two months of amortization in the prior year.

      Investment and interest income was $13,000 and $12,000 for the twelve months ended June 30, 2000 and 1999, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

      Interest expense for the twelve months ended June 30, 2000 increased to $165,000 from $12,000 in the prior year. The increase in interest expense primarily resulted from increased borrowing levels under bank loans established as part of the acquisition of Simulaids.

      The provision for income taxes for the twelve months ended June 30, 2000 was $492,000 versus $101,000 for the prior year. Income taxes represent provisions made pursuant to the tax sharing agreement with its parent, The Aristotle Corporation. The increase in the income tax provision reflects twelve months with a tax sharing agreement with its parent for the current fiscal year versus two months with a tax sharing agreement with its parent and ten months as a "S" Corporation in the prior year.

Twelve Months Ended June 30, 1999 as Compared to the Twelve Months Ended June 30, 1998

      Simulaids' net sales for the twelve months ended June 30, 1999 increased 5.3% to $5,822,000, compared to net sales of $5,527,000 for the prior year. The increase was primarily due to higher sales of custom products partially offset by lower volume of manikin sales.

      Simulaids' gross profit for the twelve months ended June 30, 1999 increased to $2,563,000 from $2,406,000 for the prior year, and the gross margin percentage increased to 44.0% from 43.5%. The increase in gross profit was principally due to the sales increase and the increase in the gross margin percentage was principally a result of increased efficiencies resulting from the increased level of production.

      Operating expenses include selling, general and administrative, and product development expenses. Operating expenses for the twelve months ended June 30, 1999 were $1,486,000 versus $1,418,000 for the twelve months ended June 30, 1998. The $68,000, or 4.8%, increase was principally a result of increases in administrative compensation.

      Goodwill amortization of $39,000 for the fiscal year ended June 30, 1999 represents amortization of goodwill for the two months ended June 30, 1999 resulting from the April 30, 2000 acquisition of Simulaids.

      Investment and interest income was $12,000 and $40,000 for the twelve months ended June 30, 1999 and 1998, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

      The provision for income taxes for the twelve months ended June 30, 1999 was $101,000, which reflected state taxes on income.

Liquidity and Capital Resources

      Aristotle ended the June 30, 2000 fiscal year with $4,951,000 in cash and cash equivalents. Cash consumed during the year was principally used for the repayment of short-term borrowings partially offset by cash earnings from operations, the receipt of tax refunds and the redemption of marketable securities. The overall decrease in cash and cash equivalents of $898,000 is detailed below.

      The Company generated cash of $1,757,000 from operations during the fiscal year ended June 30, 2000 and deployed net cash of $761,000 in operations for the fiscal year ended June 30, 1999. During fiscal 2000, the generation of cash from operations was principally the result of earnings plus depreciation and amortization of $1,100,000 and the receipt of tax refunds totaling $1,027,000. During fiscal 1999, the use of cash from operations was principally the result of a loss from continuing operations of $508,000 and the overpayment of refundable taxes of $1,150,000 partially offset by reductions in other assets of $482,000 and inventories of $203,000.

      The Company generated $910,000 from investing activities for the fiscal year ended June 30, 2000 and deployed $10,558,000 in investing activities in the fiscal year ended June 30, 1999. During fiscal 2000, the generation of cash principally reflected the redemption of marketable securities of $991,000. During fiscal 1999, the utilization of cash was principally for the acquisition of Simulaids, the purchase of marketable securities and the payment of Strouse transaction costs resulting from the June 1998 sale.

      Financing activities utilized cash of $3,565,000 for the fiscal year ended June 30, 2000 and provided cash of $4,897,000 for the fiscal year ended June 30, 1999. Funds used in fiscal 2000 were primarily for the repayment of borrowings of $3,212,000, the repurchase of shares of Aristotle Preferred Stock of $136,000 and the payment of dividends on Aristotle Preferred Stock of $163,000. Funds generated in fiscal 1999 were primarily due to the short-term bank borrowings of $5,000,000 partially offset by dividends on Aristotle Preferred Stock of $233,000.

      Capital resources in the future are expected to be used for the development of the Simulaids business and to acquire additional companies. Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

Recent Developments

      On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock of Safe Passage International, Inc., a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers") for an aggregate purchase price of $1.8 million in cash plus possible additional future consideration of up to a maximum of $2.3 million based on management's performance during calendar years 2000 and 2001. Safe Passage develops and sells computer based training products to government and industry clients.

Income Taxes

      At June 30, 2000, Aristotle had $50,600,000 of federal net operating loss carryforwards, which expire through 2011, and $1,600,000 of state net operating loss carryforwards, which expire through 2004.

      In September 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000,000 with respect to its stock in the First Constitution Bank (the "Bank") which previously was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. As a result of such amended return, the Company has also claimed tax refunds of approximately $10,000,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $30,800,000 and the Company's aggregate Federal net operating loss carryforwards would be reduced from $50,600,000 to $28,600,000.

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

      As anticipated and as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, the Company received from the Internal Revenue Service a letter disallowing the two carryback claims filed on its amended 1992 return and on its 1996 return. This disallowance at the field examination level was not unexpected by the Company. The Company continues to believe the claims have merit and, therefore, the Company will continue to pursue its case at the Internal Revenue Service Appellate level. The ultimate outcome of this proceeding is uncertain at this time. Notwithstanding, the Company being entitled to a net operating loss carryforward arising from, or with respect to its interest in, the former Bank, its ability to utilize such carryforward is dependent upon many factors including (i) the realization of taxable income by the Company, and (ii) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change," the tax loss carryforwards available to the Company would be significantly reduced or eliminated. Accordingly, neither the refund claim nor the future benefit of these remaining net operating loss carryforwards have been reflected as tax assets in the accompanying consolidated financial statements.

      The Company believes, assuming that the Former Strouse Stockholders currently own the maximum number of shares of Common Stock of Aristotle they could acquire through the exercise of their various rights and options and that Geneve Corporation currently owns the maximum number of shares of Common Stock it could acquire, that the Company has not undergone an ownership change within the meaning of Section 382 of the Code. During the period which the Company has an unutilized federal net operating loss carryforward, which may be for many years into the future, particularly if the Company does succeed to a significant portion of the former Bank's net operating loss carryforward, it will be necessary for the Company to determine whether an ownership change has occurred each time a new or existing stockholder becomes a 5% stockholder or an existing 5% stockholder increases its ownership interest. Except with respect to the Former Strouse Stockholders and Geneve Corporation, the Company does not know of any stockholders who currently own or would own, upon the exercise of options or warrants, 5% or more of the Common Stock. At a special meeting of stockholders held on April 8, 1994, the stockholders voted to restrict certain share transfers because they could affect the Company's ability to use its net operating losses under Section 382.

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

Quantitative

      The Company's marketable securities and short-term borrowings as of June 30, 2000 are as follows:

                                            Maturity less     Maturity greater
                                            than one year     than one year
                                            -------------     -------------
Marketable securities
         Cost value                          $   --            $ 2,074
         Weighted average return                 --                7.3%
         Fair market value                   $   --            $ 1,806

Short-term borrowings
         Amount                              $  253            $ 1,672
         Weighted average interest rate         8.2%               8.2%
         Fair market value                   $  253            $ 1,672

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

Certain Factors That May Affect Future Results of Operations

      Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate one or more additional acquisitions; (iii) the ability of Aristotle to retain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage Simulaids, Safe Passage and any other acquired or to be acquired companies; and (v) general economic conditions. As a result, Aristotle's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2000 AND 1999

                                 TOEGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
As of June 30, 2000 and 1999
(dollars in thousands, except for share data)

                                                                                 2000          1999
ASSETS

Current assets:
   Cash and cash equivalents                                                   $   4,951     $   5,849
   Marketable securities, at market value                                          1,806           702
   Marketable securities and cash equivalents held
     in escrow, at market value                                                       --           157
   Accounts receivable                                                               465           299
   Current maturities of notes receivable                                             --           102
   Inventories, net                                                                  928           989
   Tax receivable, net                                                               123         1,150
   Other current assets                                                              128            85
                                                                               ---------     ---------

                  Total current assets                                             8,401         9,333
                                                                               ---------     ---------

Property, plant and equipment, net                                                 1,365         1,478
                                                                               ---------     ---------

Other assets:
   Marketable securities, at market value                                             --         1,386
   Marketable securities held in escrow, at market value                              --           552
   Goodwill, net of accumulated amortization of $267 and $39 in 2000
     and 1999, respectively                                                        5,428         5,685
   Other noncurrent assets                                                            17            51
                                                                               ---------     ---------

                                                                                   5,445         7,674
                                                                               ---------     ---------

                                                                               $  15,211     $  18,485
                                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                       $      --     $   5,000
   Current maturities of long-term debt                                              225            --
   Current maturities of capital lease obligations                                    28            25
   Current maturities of Series F, G and H Preferred Stock                            --           799
   Accounts payable                                                                  127           143
   Accrued expenses                                                                  492           829
   Accrued tax reserves                                                              720           720
                                                                               ---------     ---------

                  Total current liabilities                                        1,592         7,516
                                                                               ---------     ---------

Long-term debt, net of current maturities                                          1,589            --
Capital lease obligations, net of current maturities                                  83           111
                                                                               ---------     ---------

                  Total long-term liabilities                                      1,672           111
                                                                               ---------     ---------

Commitments and contingencies

Series E Redeemable Preferred Stock                                                   --         2,250
                                                                               ---------     ---------

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized;
     1,904,613 and 1,240,727 shares issued in 2000 and 1999,
     respectively                                                                     19            13
   Additional paid-in capital                                                    163,324       160,403
   Accumulated deficit                                                          (151,035)     (151,600)
   Treasury stock, at cost, 17,834 shares and 7,609 shares in
     2000 and 1999, respectively                                                     (93)          (47)
   Net unrealized investment losses                                                 (268)         (161)
                                                                               ---------     ---------

                  Total stockholders' equity                                      11,947         8,608
                                                                               ---------     ---------

                                                                               $  15,211     $  18,485
                                                                               =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended June 30, 2000, 1999 and 1998
(dollars in thousands, except per share data)

                                                                     2000       1999         1998
Net sales                                                          $ 6,713     $   947     $    --

Cost of goods sold                                                   3,775         770          --
                                                                   -------     -------     -------

                Gross profit                                         2,938         177          --
                                                                   -------     -------     -------

Selling expenses                                                       454          46          --

General and administrative expenses                                  1,714       1,204         685

Nonrecurring tax claim contingency fee                                  --          --         480

Goodwill amortization                                                  228          39          --
                                                                   -------     -------     -------

                Operating income (loss)                                542      (1,112)     (1,165)
                                                                   -------     -------     -------

Other income (expense):
   Investment and interest income                                      337         725         151
   Interest expense                                                   (174)        (32)         (5)
                                                                   -------     -------     -------

                Income (loss) from continuing operations before
                    income taxes and minority interest                 705        (419)     (1,019)

Provision for (benefit from) income taxes                               31          89      (1,182)
                                                                   -------     -------     -------

                Income (loss) from continuing operations
                    before minority interest                           674        (508)        163

Minority interest                                                       --          --          72
                                                                   -------     -------     -------

                Income (loss) from continuing operations               674        (508)         91

Discontinued operations:
   Income from operations of The Strouse, Adler Company                 --          --         624

   Gain on sale of The Strouse, Adler Company                           --         911         873
                                                                   -------     -------     -------

                Net income                                             674         403       1,588

Preferred dividends                                                    109         233         126
                                                                   -------     -------     -------

                Net income applicable to common shareholders       $   565     $   170     $ 1,462
                                                                   =======     =======     =======

Basic earnings (loss) per common share:
   Continuing operations                                           $   .39     $  (.60)    $  (.03)
   Discontinued operations                                              --          --         .54
   Gain on sale of discontinued operations                              --         .74         .75
                                                                   -------     -------     -------

                                                                   $   .39     $   .14     $  1.26
                                                                   =======     =======     =======

Diluted earnings (loss) per common share:
   Continuing operations                                           $   .37     $  (.60)    $  (.03)
   Discontinued operations                                              --          --         .54
   Gain on sale of discontinued operations                              --         .74         .75
                                                                   -------     -------     -------

                                                                   $   .37     $   .14     $  1.26
                                                                   =======     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2000, 1999 and 1998
(dollars in thousands)

                                                                                          Net
                                                                                      Unrealized
                                              Additional                               Investment      Total
                                   Common      Paid-in    Accumulated     Treasury       Gains      Stockholders'  Comprehensive
                                   Stock       Capital      Deficit         Stock       (Losses)       Equity         Income
Balance, June 30, 1997           $      11    $ 159,762    $(153,232)    $     (30)    $      --     $   6,511

   Preferred dividends                  --           --         (126)           --            --          (126)

   Issuance of common stock             --          135           --            --            --           135

   Conversion of subsidiary's
     common stock                       --          215           --            --            --           215

   Issuance of common
     stock to directors                 --          136           --            --            --           136

   Net unrealized
     investment loss                    --           --           --            --            (4)           (4)    $      (4)

   Net income                           --           --        1,588            --            --         1,588         1,588
                                                                                                                   ---------

   Total comprehensive
     income                                                                                                        $   1,584
                                 ---------    ---------    ---------     ---------     ---------     ---------     ---------

Balance, June 30, 1998                  11      160,248     (151,770)          (30)           (4)        8,455

   Preferred dividends                  --           --         (233)           --            --          (233)

   Issuance of common
     stock to directors                  2          155           --            --            --           157

   Purchase of treasury stock           --           --           --           (17)           --           (17)

   Net unrealized
     investment loss                    --           --           --            --          (157)         (157)    $    (157)

   Net income                           --           --          403            --            --           403           403
                                                                                                                   ---------

   Total comprehensive income                                                                                      $     246
                                 ---------    ---------    ---------     ---------     ---------     ---------     ---------

Balance, June 30, 1999                  13      160,403     (151,600)          (47)         (161)        8,608

   Preferred dividends                  --           --         (109)           --            --          (109)

   Issuance of common
     stock to directors and
     employees                          --           46           --             8            --            54

   Conversion of preferred
     stock                               6        2,539           --            --            --         2,545

   Issuance of common stock             --          336           --            --            --           336

   Purchase of treasury stock           --           --           --           (54)           --           (54)
   Net unrealized investment
     loss                               --           --           --            --          (107)         (107)    $    (107)

   Net income                           --           --          674            --            --           674           674
                                                                                                                   ---------

   Total comprehensive income                                                                                      $     567
                                 ---------    ---------    ---------     ---------     ---------     ---------     ==========

Balance, June 30, 2000           $      19    $ 163,324    $(151,035)    $     (93)    $    (268)    $  11,947
                                 =========    =========    =========     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2000, 1999 and 1998
(dollars in thousands)

                                                                          2000         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $    674     $    403     $  1,588
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Gain from sale of discontinued operations                             --         (911)        (873)
        Depreciation and amortization                                        426           59          574
        Issuance of stock for services                                        --           --          136
        Loss on disposal of property and equipment                            14            9           --
        Changes in assets and liabilities, net of business acquired:
          Accounts receivable                                               (166)          92          (23)
          Inventories                                                         61          203       (2,850)
          Tax receivable                                                   1,027       (1,150)          --
          Other assets                                                        17          482            1
          Accounts payable                                                   (16)          64         (757)
          Accrued expenses                                                  (280)         (12)         310
          Accrued tax reserves                                                --           --          720
                                                                        --------     --------     --------

              Net cash provided by (used in) operating activities          1,757         (761)      (1,174)
                                                                        --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                         --       (1,285)      (1,069)
    Redemption of marketable securities                                      991           --          600
    Minority interest                                                         --           --           21
    Proceeds from disposal of discontinued operations                         --          911        8,724
    Accrued transaction costs                                                 --       (1,704)       1,704
    Purchase of property and equipment                                       (81)         (17)        (608)
    Purchase of Simulaids, net of $237 of cash acquired                       --       (8,463)          --
                                                                        --------     --------     --------

              Net cash provided by (used in) investing activities            910      (10,558)       9,372
                                                                        --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                       --        5,000           --
    Repurchase of minority interest Preferred Stock                           --           --         (800)
    Proceeds from sale of Series E Preferred Stock                            --           --        2,250
    Net borrowings under line of credit                                       --           --        2,424
    Repayment of short-term borrowings                                    (5,000)          --           --
    Proceeds from credit agreement                                         2,000           --           --
    Principle debt payments                                                 (187)          --          (75)
    Repayment of capital lease obligations                                   (25)          (4)          --
    Repurchase of preferred stock                                           (136)          (6)          --
    Proceeds from sale of common stock                                        --           --          135
    Proceeds from exercise of stock options                                   --          157           --
    Payment of dividends on preferred stock                                 (163)        (233)          --
    Purchase of treasury stock                                               (54)         (17)          --
                                                                        --------     --------     --------

              Net cash (used in) provided by financing activities         (3,565)       4,897        3,934
                                                                        --------     --------     --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (898)      (6,422)      12,132

CASH AND CASH EQUIVALENTS, beginning of period                             5,849       12,271          139
                                                                        --------     --------     --------

CASH AND CASH EQUIVALENTS, end of period                                $  4,951     $  5,849     $ 12,271
                                                                        ========     ========     ========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the year for:
      Interest                                                          $    180     $     28     $    901
                                                                        ========     ========     ========

      Income taxes                                                      $     28     $  1,259     $     56
                                                                        ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(dollars in thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

      Organization

      The Aristotle Corporation (Aristotle or the Company) is a holding company which, through its operating subsidiary, Simulaids Inc. (Simulaids), currently conducts business in the health and medical educational products market. Simulaids' proprietary products include manikins and simulation kits used for training in the CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogues to end-users such as fire and emergency medical departments and nursing and medical schools.

      Acquisition of Simulaids, Inc.

      Effective April 30, 1999, pursuant to a Stock Purchase Agreement dated as of April 30, 1999, Aristotle acquired all of the outstanding stock (the Acquisition) of Simulaids, a privately-held New York corporation. As a result, the Company's 1999 consolidated statement of operations includes the results of operations of Simulaids since the date of the Acquisition.

      The Acquisition purchase price of approximately $8,700, which includes $300 of transaction and tax obligations resulting from the Acquisition, was paid utilizing approximately $3,700 of cash and $5,000 of bank financing. The fair value of assets acquired and liabilities assumed amounted to $3,456 and $412, respectively. The excess cost over the fair value of net assets acquired amounted to $5,656 and is reflected as goodwill in the accompanying financial statements, net of amortization based on a straight-line basis over 25 years.

      The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of the Acquisition. The following summarizes the final allocation of the purchase price of Simulaids:

               Cash                                     $   237
               Accounts receivable                          391
               Inventories (Note 2)                       1,192
               Property, plant and equipment              1,486
               Other assets                                 150
               Goodwill                                   5,656
               Accounts payable and accrued expenses       (156)
               Other liabilities                           (256)
                                                        -------

                                                        $ 8,700
                                                        =======

      Operating results for the years ended June 30, 1999 and 1998 on a pro forma basis, excluding the discontinued operations of The Strouse, Adler Company, as though Simulaids was acquired as of July 1, 1998 are:

                                                                1999                        1998
                                                        (Dollars in thousands       (Dollars in thousands
                                                         except share data)          except share data)
                                                             (unaudited)                 (unaudited)

           Net sales                                        $     5,820                $     5,527
           Net income (loss) from continuing operations
              available to common shareholders                     (422)                        39
           Net income (loss) from continuing operations
              available to common shareholders
              per basic share                               $     (.34)                $       .03

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
                                                                       ========

      During the year ended June 30, 1999, Aristotle recorded adjustments aggregating $911 which increased the gain on the sale of Strouse. The $911 adjustments resulted from a $48 charge related to a final purchase price adjustment based on the net book value of net assets acquired by Sara Lee, as defined and as provided for in the Purchase Agreement; a $41 charge related to additional transaction costs in excess of management's original estimate and $1,000 of additional gain resulting from the final determination of the ultimate tax obligations resulting from the sale. As a result of these final adjustments, the ultimate gain recognized by the Company in connection with the Strouse Sales was $1,784, of which a gain of $873 was recorded in fiscal 1998 and a gain of $911 was recorded in fiscal 1999. The net cash proceeds to Aristotle resulting from the Strouse Sale is as follows:

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
                                                                      ========

      The results of Strouse prior to the sale have been classified as Discontinued Operations in the accompanying consolidated financial statements. Revenues generated from Strouse operations were $26,645 for the year ended June 30, 1998.

(2)   SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation

      The consolidated financial statements include the accounts of Aristotle and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Revenue recognition

      Revenue is recorded when goods are shipped to the Company's customers.

      Cash and cash equivalents

      Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

      Marketable securities

      The Company accounts for marketable securities under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that marketable securities be carried at their fair values. The Company has classified its marketable securities as "available-for-sale" in accordance with SFAS No. 115. Accordingly, all unrealized holding gains and losses are recorded as a separate component of stockholders' equity. The Company utilized the specified identification method in determining cost and fair value.

      Inventories

      Inventories were valued at the lower of cost, using the first-in, first-out method (FIFO), or market.

      At June 30, 2000 and 1999, inventories consisted of the following:

                                                            2000           1999

           Raw materials                                    $ 458         $ 296
           Work-in-process                                     50           119
           Finished goods                                     450           574
                                                            -----         -----

                                                              958           989
           Reserve                                            (30)           --
                                                            -----         -----

                                                            $ 928         $ 989
                                                            =====         =====

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

      Notes receivable

      Notes receivable relates to loans from Aristotle to the former stockholders of Strouse. The loans bore interest at 8.9% per annum. During fiscal 2000 and 1999, certain former Strouse shareholders surrendered 4,606 and 616 shares of Series F, G & H Preferred Stock (see Note 6) in exchange for the cancellation of $46 and $6, respectively, of loans. In addition, during fiscal 2000 the remaining $56 of outstanding notes receivable were repaid to the Company in cash.

      Property, plant and equipment

      Property, plant and equipment are recorded at cost and are depreciated or amortized, using the straight-line method, over the estimated useful lives of the assets, as follows:

           Buildings                                     40
           Machinery, equipment and other               5-7
           Leasehold improvements                     various

      At June 30, 2000 and 1999 property, plant and equipment consisted of the following:

                                                             2000        1999

           Land                                             $   220     $   220
           Buildings and improvements                           835         845
           Machinery, equipment and other                       512         434
                                                            -------     -------

                                                              1,567       1,499

           Less accumulated depreciation and amortization      (202)        (21)
                                                            -------     -------

                                                            $ 1,365     $ 1,478
                                                            =======     =======

      Expenditures for repairs and maintenance are charged against income as incurred. Renewals and betterments are capitalized.

      Goodwill

      Goodwill resulted from the excess of cost over the fair value of assets acquired in the Acquisition (see Note 1) and is being amortized on a straight-line basis over 25 years.

      Long-lived assets

      The Company has adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Future realization of the Company's property, plant and equipment and intangible assets is dependent upon the ability of the Company to generate future profitable operating results in accordance with its operating plans. Based upon management's evaluations of expected future cash flows, no impairment was indicated.

      Earnings per common share

      The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". For the years ended June 30, 2000, 1999 and 1998, Basic and Diluted Earnings Per Share are calculated as follows:

                                                           2000             1999           1998
      Basic Earnings (Loss) Per Share:

      Numerator

        Income (loss) from continuing operations        $       674     $      (508)    $        91

        Preferred dividends                                    (109)           (233)           (126)
                                                        -----------     -----------     -----------

        Income (loss) from continuing operations
          applicable to common shareholders                     565            (741)            (35)

        Income from discontinued operation                       --              --             624

        Gain on sale of discontinued operation                   --             911             873
                                                        -----------     -----------     -----------

        Net income applicable to common shareholders    $       565     $       170     $     1,462
                                                        ===========     ===========     ===========

      Denominator

        Weighted average shares outstanding               1,464,465       1,226,144       1,151,920

                                                             2000            1999           1998
      Basic Earnings (Loss) Per Share Per Common
        Shareholder

        Continuing operations                           $         .39    $      (.60)    $        (.03)

        Discontinued operations                                    --             --               .54

        Gain on sale of discontinued operations                    --            .74               .75
                                                        -------------    -----------     -------------

        Net income                                      $         .39    $       .14     $        1.26
                                                        =============    ===========     =============

      Diluted Earnings (Loss) per Share:

         Numerator

        Income (loss) from continuing operations        $         674    $      (508)    $          91

        Preferred dividends                                        --           (233)             (126)
                                                        -------------    -----------     -------------

        Income (loss) from continuing operations
          applicable to common shareholders                       674           (741)              (35)

        Income from discontinued operations                        --             --               624

        Gain on sale of discontinued operations                    --            911               873
                                                        -------------    -----------     -------------

        Net income applicable to common shareholders    $         674    $       170     $       1,462
                                                        =============    ===========     =============

           Denominator

        Weighted average shares outstanding                 1,464,465      1,226,144         1,151,920

        Options to purchase common stock                        2,164             --                --

        Convertible preferred stock                           368,339             --                --
                                                        -------------    -----------     -------------

                                                            1,834,968      1,226,144         1,151,920
                                                        =============    ===========     =============

      Diluted Earnings (Loss) per Share per Common
        Shareholder

        Continuing operations                           $         .37    $      (.60)    $        (.03)

        Discontinued operations                                    --             --               .54

        Gain on sale of discontinued operations                    --            .74               .75
                                                        -------------    -----------     -------------

        Net income                                      $         .37    $       .14     $        1.26
                                                        =============    ===========     =============

      For the years ended June 30, 1999 and 1998, options to purchase shares of common stock and convertible preferred stock of the Company were outstanding but were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive or because the options' exercise price was greater than the average market price of the common shares. In addition, for the year ended June 30, 2000, there were an additional 134,637 options exercisable whose exercise price exceeded the average market price for the year and therefore are excluded in the computation of diluted earnings per share.

      New accounting standards

      In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133 - an Amendment of SFAS No. 133" for the sole purpose of updating the effective date of adoption of SFAS No. 133 to January 1, 2001. The Company does not utilize derivative instruments, therefore SFAS 133 will have no impact on its financial position or results of operations.

      In December 1999, the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition, was issued. SAB 101 will require a company to defer revenue recognition on product shipments until contractual terms of customer acceptance, including inspection and installation requirements, are met. The Company will be required to adopt this new accounting principle through a cumulative charge to accumulated deficit in accordance with the provisions of APB Opinion No. 20 no later than the fourth quarter of fiscal 2001. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

      Other comprehensive income

      The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Accordingly, the Company has included this presentation as a component of the statements of changes in stockholders' equity. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). This statement requires that financial statements report net unrealized investment gains (losses) as a component of comprehensive income or loss.

      Concentration of credit risk

      At June 30, 2000, accounts receivable from two customers accounted for 28.3% of the outstanding balance. No other customers had balances in excess of 10% of the outstanding balance. Sales to those two customers accounted for 29.9% of net sales during the year ended June 30, 2000.

      Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)   MARKETABLE SECURITIES

      As of June 30, 2000, all of the Company's remaining outstanding preferred stock was converted to common or put to the Company in accordance with the applicable preferred stock agreements (see Note 6). Therefore, as of June 30, 2000, the Company was no longer required to escrow funds related to the put rights of the former Strouse stockholders. As of June 30, 1999, the Company had $709 in escrow related to those put rights which were invested in cash equivalents, U.S. treasuries, and corporate bonds and were classified as available-for-sale.

      Investment securities available-for-sale and cash equivalents relating to the above escrow arrangements are summarized as follows:

                                                 ----------- June 30, 1999 ---------
                                                 Amortized   Unrealized  Gross Market
                                                    Cost       Losses       Value
      Cash equivalents and interest receivable     $ 157       $  --        $ 157

      Corporate bonds, maturing in 1 to 5 years      573         (21)         552
                                                   -----       -----        -----

                                                   $ 730       $ (21)       $ 709
                                                   =====       =====        =====

      As of June 30, 2000 and 1999, the Company had funds invested in high-grade corporate debentures which have been classified as available-for-sale. As of June 30, 2000 and 1999, the fair value of these securities were $1,806 and $2,088, respectively, and the amortized cost associated with the securities was $2,074 and $2,228, respectively. A total unrealized holding loss, related to all investment securities, of $268 and $161 is recorded as a component of stockholders' equity as of June 30, 2000 and 1999, respectively.

(4)   SHORT-TERM BORROWINGS

      On May 3, 1999, the Company entered into a $5,000 revolving loan agreement with a bank to finance the Simulaids Acquisition (see Note 1). Borrowings under the revolving loan agreement bore interest at 7%. During fiscal 2000, the Company repaid $3,000 of the revolving loan and refinanced the remaining $2,000 (see Note 5).

(5)   LONG TERM DEBT

      On September 27, 1999, Simulaids and Citizens Bank of Connecticut (Citizens) entered into a $2.5 million Credit Agreement. The credit agreement is comprised of three facilities (Credit Facilities):

      (a)   $1,200 Seven-Year Term Loan - Principal payments are scheduled on a
            ---------------------------
            seven-year straight-line amortization. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at the Company's election.

      (b)   $800 Seven-Year Mortgage - Principal payments are scheduled on a
            ------------------------
            fifteen-year straight-line amortization, with a balloon payment at the seven-year maturity. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at the Company's election.

      (c)   $500 Two-Year Revolving Line of Credit - Borrowing availability
            --------------------------------------
            under the line of credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum borrowing of $500. There are no scheduled principal payments. The interest rate is charged at the rate of LIBOR plus 175 basis points on a 30, 60, 90 or 180 day LIBOR rate at the Company's election.

      As of June 30, 2000, the balance outstanding on the term loan was $1,058 and the balance outstanding on the mortgage was $756. Future monthly principal payments on the term loan and mortgage are $14 and $5, respectively. As of June 30, 2000, the Company had not drawn on the line of credit.

      Repayments of long-term debt for each of the next five years and thereafter are as follows:

                  Year Ending
                   June 30,                     Amount

                     2001                      $    225
                     2002                           225
                     2003                           225
                     2004                           225
                     2005                           225
                  Thereafter                        689
                                               --------

                                               $  1,814
                                               ========

      Simulaids is required to maintain certain financial ratios, including maintaining a debt service coverage ratio of 1.25 to 1, as defined, and satisfy various other covenants in connection with the Credit Facilities. As of June 30, 2000, Simulaids was in compliance with all financial ratios and covenants.

      The Credit Facilities are secured by a lien on all assets of Simulaids. Aristotle has guaranteed the Credit Facilities with recourse under the guaranty limited to $1,000, to be reduced by an amount equal to the principal payments made on the term loan. As of June 30, 2000, recourse under the Aristotle guaranty is limited to $813.

(6)   PREFERRED STOCK

      Series E

      On January 2, 1998, the Company and Geneve Corporation (Geneve) consummated a transaction which provided for the purchase of 489,131 shares of Aristotle's $.01 par value Series E Convertible Preferred Stock (Series E) for an aggregate price of $2,250, or a per share price of $4.60. The Series E earned dividends of 8% per annum and the holder of the Series E was entitled to one vote per share. Pursuant to the Series E redemption features, the Company was obligated to redeem all or part of the Series E on January 1, 2002, at $4.60 per share plus accrued but unpaid dividends. Contemporaneously with the purchase of the Series E, Geneve purchased 30,000 shares of Aristotle common stock for an aggregate purchase price of $135.

      In February 2000, Geneve elected to convert all 489,131 shares of Series E into 489,131 shares of common stock and a promissory note issued by the Company in the amount of $330 due December 31, 2001 and bearing interest at 8% per annum (Geneve Note). In June 2000, the Company repaid the $330 Geneve Note, plus accrued interest of approximately $6, by issuing 56,100 shares of common stock. The aggregate fair value of the 545,231 shares of common stock was less than the $2,250 carrying value of the Series E.

      Series F, G & H

      At June 30, 1999, the Company had 79,883 shares of Series F, G and H Preferred Stock (Series F, G and H) outstanding. The Series F, G and H were entitled to one vote per share with respect to matters other than the election of directors and auditors. Through January 1, 1999 all holders of Series F, G and H were entitled to dividends of 8.9% per annum and from January 2, 1999 through January 1, 2000 the holders of 40,250 shares of Series F, G and H were entitled to dividends of 8.9% per annum.

      Pursuant to the Series F, G and H redemption features, the holders could require Aristotle to immediately repurchase the shares at $10 per share (the Put Right). As a result of the Put Right, Aristotle had been required to escrow certain funds (see Note 3) and at June 30, 1999, $709 was held in escrow resulting from this requirement. If the holder of the Series F, G and H elected not to redeem this preferred stock they could elect to convert each share into 1.667 shares of Aristotle common stock, subject to adjustment as defined.

      During fiscal 2000, a holder of the Series H exercised his right to put 13,617 shares, with an aggregate value of $136, back to the Company in exchange for $90 in cash and the cancellation of a loan from the Company to him in the amount of $46. The remaining 66,266 shares of Series F, G and H were acquired by Geneve directly from the Series F, G and H shareholders and were subsequently converted into 110,441 shares of common stock at the original 1.667 conversion rate.

(7)   STOCKHOLDERS' EQUITY

      The Company had the following common and treasury stock issued and outstanding at June 30, 2000, 1999 and 1998:

                                                            Common     Treasury
                                                            Stock       Stock

      Issued, June 30, 1997                               1,105,801      7,287

      Issuance of common stock                               30,000         --
      Conversion of ASI common into Aristotle common         33,424         --
      Issuance of common stock to directors                  39,802         --
                                                          ---------     ------

      Issued, June 30, 1998                               1,209,027      7,287

      Exercise of options                                    32,322     (7,178)
      Fractional shares                                        (622)        --
      Purchase of treasury stock                                 --      7,500
                                                          ---------     ------

      Issued, June 30, 1999                               1,240,727      7,609

      Purchase of treasury stock                                 --     11,900
      Issuance of stock                                       8,214     (1,675)
      Conversion of Series E, F, G & H preferred stock      599,572         --
      Issuance of shares in repayment of note                56,100         --
                                                          ---------     ------

      Issued, June 30, 2000                               1,904,613     17,834
                                                          =========     ======

      Aristotle common shares reserved for future issuance consist of the following:

                                                                              2000       1999
      Conversion of Series E                                                     --    489,131
      Conversion of Series F, G and H Preferred Stock                            --    133,137
      Exercise of options issued to Former Strouse Stockholders (Note 9)     35,208     35,208
      Exercise of stock options granted under the Plan (Note 9)             130,429    118,429
      Exercise of stock options granted outside of the Plan (Note 9)         20,000     20,000
                                                                            -------    -------

               Total                                                        185,637    796,431
                                                                            =======    =======

(8)   INCOME TAXES

      The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

      At June 30, 2000 and 1999, the principal components of deferred tax assets, liabilities and the valuation allowance were as follows:

                                                                    ---------------- 2000 ----------------
                                                                     Current Asset         Long-term Asset
                                                                      (Liability)            (Liability)
      Federal net operating loss carryforwards                       $         -            $    17,505
      State of Connecticut net operating loss carryforwards                    -                    120
                                                                     -----------            -----------

                                                                               -                 17,625
      Valuation allowance                                                      -                (17,625)
                                                                     -----------            -----------

                                                                     $         -            $         -
                                                                     ===========            ===========

                                                                    ---------------- 1999 ----------------
                                                                     Current Asset         Long-term Asset
                                                                      (Liability)            (Liability)
      Federal net operating loss carryforwards                       $         -            $    17,600
      State of Connecticut net operating loss carryforwards                    -                    100
                                                                     -----------            -----------

                                                                               -                 17,700
      Valuation allowance                                                      -                (17,700)
                                                                     -----------            -----------

                                                                     $         -            $         -
                                                                     ===========            ===========

      A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset, including the lack of profitability to date and the variability of operating results.

      Provision for (benefits from) income taxes are comprised of the following for the years ended June 30, 2000, 1999 and 1998:

                                  2000          1999            1998
          Current:
             Federal           $     --       $     --       $  (1,199)
             State                   31             89              17
                               --------       --------       ---------

                               $     31       $     89       $  (1,182)
                               ========       ========       ==========

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

      At June 30, 2000, without giving consideration to the 1992 carryback claim (see below), the Company had $50,600 of federal net operating loss carryforwards which expire through 2011 and $1,600 of state net operating loss carryforwards which expire through 2004.

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

      In September, 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000 with respect to its stock in the Former Bank. As a result of such amended returns, the Company has also claimed tax refunds of approximately $10,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $30,800 and the Company's aggregate Federal net operating loss deduction would be reduced from $50,600 to $28,600.

      During 2000, the Company received from the Internal Revenue Service a letter disallowing the two carryback claims filed on its amended 1992 and 1996 returns (see above). This disallowance at the field examination level was not unexpected by the Company. The Company continues to believe the claims have merit and, therefore, the Company is pursuing its case at the Internal Revenue Service appellate level.

      There is no assurance that the Company will be entitled to any net operating loss carryforwards arising from, or with respect to, its interest in the Bank. Even if the Company is entitled to any net operating loss carryforward arising from, or with respect to, its interest in the Bank, its ability to utilize such carryforward is dependent upon many factors including: (1) the acquisition by the Company of profitable investments, and (2) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change," the tax loss carryforwards available to the Company would be significantly reduced or eliminated. At a special stockholders meeting held on April 8, 1994, the stockholders voted to restrict certain stockholder transfers.

(9)   STOCK OPTION PLANS

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

      In addition to the options outstanding under the foregoing plans, the Company has granted directors and employees of the Company stock options to purchase 20,000 common stock shares exercisable through December 3, 2004. Also, in connection with the Strouse Acquisition, the Company granted 35,208 options to purchase shares of Aristotle common stock.

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

      The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 2000, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used as of June 30, 2000, 1999 and 1998 are as follows:

                                           2000        1999          1998

         Risk free interest rate          6.18%        4.76%       5.76%-5.83%
         Expected dividend yield          None         None        None
         Expected lives                   5 years      5 years     5 years
         Expected volatility              62.3%        69.6%       77.2%-78.1%

      Had compensation cost for the Company's stock option plans been determined based on the fair value of the grant dates of awards under these plans consistent with the method of SFAS 123, the

      Company's income (loss) from continuing operations applicable to common shareholders would have been adjusted to reflect the following pro forma amounts as of June 30, 2000, 1999 and 1998:

                                                       2000       1999        1998
         Income (loss) from continuing operations
           applicable to common shareholders:
               As reported                           $   565    $  (741)    $   (35)
               Pro forma                             $   529    $  (888)    $  (135)

         Pro forma income (loss) from continuing
           operations:
             Basic earnings (loss) per share:
               As reported                           $   .39    $  (.60)    $  (.03)
               Pro forma                             $   .36    $  (.72)    $  (.11)

         Pro forma income (loss) from continuing
           operations:
             Diluted earnings (loss) per share:
               As reported                           $   .37    $  (.60)    $  (.03)
               Pro forma                             $   .35    $  (.72)    $  (.11)

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

      A summary of the status of the Company's stock option plans and other options as of June 30, 2000, 1999 and 1998, and changes during the years then ended, is presented below:

                                   --------- 2000 ---------     -------- 1999 ---------   -------- 1998 ---------
                                                  Weighted-                   Weighted-                 Weighted-
                                                   Average                     Average                   Average
                                                  Exercise                    Exercise                  Exercise
                                     Shares         Price         Shares        Price       Shares        Price
Outstanding at beginning of year     173,637        $ 6.42        173,137    $   6.15       99,137      $  15.24
Granted                               12,000          5.05         40,000        5.88       83,000          4.80
Expired                                   --            --             --          --       (9,000)           --
Exercised                                 --            --        (39,500)       4.66           --            --
                                    --------       --------     ---------    --------     --------      --------

Outstanding at end of year           185,637       $  6.05        173,637    $   6.42      173,137      $   6.15
                                    ========                    =========                 ========

Options exercisable at year-end      164,637       $  6.46        138,637    $   6.70     143,137       $   6.54

Weighted-average fair value of
   options granted during the year                 $  2.97                   $   3.61                   $   3.21

The following table summarizes information about stock options outstanding at June 30, 2000:

             ------------ Options Outstanding -------------       ---- Options Exercisable ---
                                                 Weighted-
                                                  Average
                                Number           Remaining                           Number
              Exercise      Outstanding at      Contractual        Exercise        Exercisable
               Prices           6/30/00            Life              Price         at 6/30/00
                $4.63           30,000              88.5               4.63          30,000
                 4.64            1,000             112.5               4.64              --
                 5.00           20,210              83.5               5.00          10,210
                 5.30            2,395              45.5               5.30           2,395
                 5.40           20,000              49.0               5.40          20,000
                 5.45           24,998              45.5               5.45          24,998
                 5.63           15,000              88.0               5.63          15,000
                 5.88           40,000             100.5               5.88          30,000
                 5.99            1,000             100.5               5.99           1,000
                10.00           27,769              35.0              10.00          27,769
                17.50              958              10.5              17.50             958
                23.75            2,307               7.0              23.75           2,307
                               -------                                -----         -------

           4.63-23.75          185,637                                 6.46         164,637
                               =======                                              =======

(10)  RELATED PARTY TRANSACTIONS

      During the years ended June 30, 2000, 1999 and 1998, the Company paid its directors $175, $189 and $84, respectively, in compensation for services as directors of the Company.

      Simulaids has entered into a management services agreement with an affiliate of a stockholder to provide Simulaids with strategic and operational assistance. As part of this agreement, Simulaids agreed to pay management fees of $100 per annum. During the years ended June 30, 2000 and 1999, the Company recorded approximately $100 and $16, respectively, of expense as part of this agreement.

      In the ordinary course of business, the Company sells its products to an affiliate of a stockholder. Sales to this affiliate by the Company for the year ended June 30, 2000 and 1999 were $350 and $92 respectively, and accounts receivable from this affiliate at June 30, 2000 and 1999 were $14 and $11 respectively.

(11)  COMMITMENTS AND CONTINGENCIES

      401(k) Plan

      Simulaids maintains a 401(k) Plan, the Simulaids, Inc. 401(k) Plan (the
      Plan) for eligible employees. Employees are eligible to participate in the Plan when they reach 21 years of age and have completed one year of service. The Company's matching contribution is discretionary and can change from year to year. For fiscal year 2000, the Company elected to match 25% of employee contributions up to the first 6% of pay deferred. Simulaids contributions to the Plan were $12, $12 and $10 in 2000, 1999 and 1998, respectively.

(12)  QUARTERLY DATA - UNAUDITED (000's OMITTED EXCEPT FOR PER SHARE DATA)

                                ------------------------2000-------------------------
                                    1st           2nd          3rd              4th
                                  Quarter       Quarter       Quarter         Quarter
         Net Sales                $ 1,646       $ 1,687       $ 1,577         $1,803
         Gross profit                 671           708           776           783
         Operating profit             151           118           148           125
         Net income                   156           168           181           169
         Earnings per share:
            Basic                 $   .08       $   .09       $   .12         $ .09
            Diluted               $   .08       $   .09       $   .10         $ .10

                                ------------------------1999-------------------------
                                    1st           2nd          3rd              4th
                                  Quarter       Quarter       Quarter         Quarter
         Net Sales                $    --       $    --       $    --         $ 947
         Gross profit                  --            --            --           177
         Operating profit            (171)         (232)         (252)         (457)
         Net income (loss)            (44)          (24)         (225)**        696*
         Earnings per share:
            Basic                 $  (.09)      $  (.07)      $  (.23)**      $ .53*
            Diluted               $  (.09)      $  (.07)      $  (.23)**      $ .53*

 * Includes $911 gain on the sale of Strouse and operations of Simulaids, acquired April 30, 1999.
**    Includes loss on sale of discontinued operations of $150

(13)  SUBSEQUENT EVENT FOOTNOTE

      On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock of Safe Passage International, Inc., a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers") for an aggregate purchase price of $1.8 million in cash plus possible additional future consideration of up to a maximum of $2.3 million based on management's performance during calendar years 2000 and 2001. Safe Passage develops and sells computer based training products to government and industry clients.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
   The Aristotle Corporation:

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Arthur Andersen LLP

Hartford, Connecticut
September 1, 2000

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


                                                            /s/ KPMG  LLP
                                                            KPMG  LLP

March 19, 1999

                         FORM 10-K CROSS REFERENCE INDEX

PART I
    Item 1.  Business............................................................    54
    Item 2.  Properties..........................................................    56
    Item 3.  Legal Proceedings...................................................    56
    Item 4.  Submission of Matters to a Vote of Security Holders.................    56
PART II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.................................................    57
    Item 6.  Selected Financial Data.............................................    57
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................    57
    Item 8.  Financial Statements and Supplementary Data.........................    57
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure ...........................................    57
PART III
    Item 10. Directors and Executive Officers of the Registrant..................    58
    Item 11. Executive Compensation..............................................    58
    Item 12. Security Ownership of Certain Beneficial Owners and Management......    58
    Item 13. Certain Relationships and Related Transactions......................    58
PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....    59

                                     PART I

ITEM 1. Business

      General. The Aristotle Corporation ("Aristotle") is a holding company which, through its wholly-owned subsidiary, Simulaids, Inc. ("Simulaids"), manufactures health and medical education teaching aids. Simulaids' primary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools.

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

      In September 2000, Aristotle acquired 80% of the outstanding stock of Safe Passage International, Inc. ("Safe Passage"), a privately-held Rochester, New York-based company that develops and sells computer based training products to government and industry clients (see "Recent Developments").

      Business Strategy. Aristotle's business strategy is to position the Company in the fast growing for-profit education and training industry through acquisitions and the development of its wholly-owned subsidiary, Simulaids, and its recently-acquired subsidiary, Safe Passage. The following discussion pertains to Simulaids, Aristotle's sole operating subsidiary during the fiscal year ended June 30, 2000.

      Products. Simulaids designs, manufactures and markets health and medical education teaching aids. Simulaids' proprietary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care. For the most recent year, approximately 71% of Simulaids' total net sales were attributable to manikins and the remaining 29% of total net sales were attributable to simulation kits and other teaching aids.

      Marketing and Distribution. Simulaids' products are marketed and distributed throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency departments and nursing and medical schools. The Simulaids' sales executives, who are full-time employees of the Company, are responsible for marketing the Simulaids' products in the continental United States and internationally.

      Simulaids currently sells products under its brand names primarily to distributors. One of Simulaids' customers, Armstrong Medical Industries, individually accounted for approximately 24% of total net sales for fiscal 2000. If this customer substantially reduced the amount of products it purchased from Simulaids, Simulaids' financial condition could be adversely affected.

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

      Intellectual Property. Patents, trademarks, and trade secrets are the principal protection sources for Simulaids' products. Simulaids owns two federally registered patents, one for a disposable protective sleeve having a pneumatic action and one for a cardiopulmonary resuscitation manikin with antiseptic cleaning system. Simulaids considers all of the patents, licenses and trademarks to be valuable property rights. Simulaids believes that the protection afforded by these intellectual property rights and the law of trade secrets is adequate protection for its products. However, it is possible for a competitor to develop near imitations of Simulaids' products without violating those rights.

      Competition. The health and medical education teaching aids industry is highly competitive. Simulaids' products compete for customers with numerous manufacturers of well-known brands of teaching products.

      The principal competitive factors in the health and medical education teaching aids market are quality, price, design of products, engineering and customer service. Some of Simulaids' competitors have greater financial and other resources and are, therefore, able to expend more resources and effort than Simulaids in areas such as marketing and product development.

      Employees. As of September 1, 2000, the Company employed 60 full-time, non-union employees.

      Bank Financing. On September 27, 1999, Simulaids and Citizens Bank of Connecticut (Citizens) entered into a $2.5 million Credit Agreement. The credit agreement was comprised of three facilities (Credit Facilities):

      (a)   $1,200,000 Seven-Year Term Loan - Principal payments are scheduled
            -------------------------------
            on a seven-year straight-line amortization. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

      (b)   $800,000 Seven-Year Mortgage - Principal payments are scheduled on a
            ----------------------------
            fifteen-year straight-line amortization, with a balloon payment at the seven-year maturity. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

      (c)   $500,000 Two-Year Revolving Line of Credit - Borrowing availability
            ------------------------------------------
            under the line of credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum borrowing of $500,000. There are no scheduled principal payments. The interest rate is charged at the rate of LIBOR plus 175 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

      As of June 30, 2000, the balance outstanding on the term loan was $1,058,000 and the balance outstanding on the mortgage was $756,000. Future monthly principal payments on the term loan and mortgage are $14,000 and $5,000, respectively. As of June 30, 2000, Simulaids had not drawn on the line of credit.

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

      Aristotle was organized in 1986 and is chartered in the State of Delaware. On April 14, 1993, Aristotle changed its name from First Constitution Financial Corporation to "The Aristotle Corporation." In May 1994, Aristotle effectuated a one for ten reverse stock split.

ITEM 2. Properties

      At present, Aristotle's executive office occupies a 1,500 square foot office in New Haven, Connecticut that is leased from 27 Elm Street, LLC for rent of approximately $9.00 per square foot. Simulaids' office is located at 12 Dixon Avenue, Woodstock, New York and is comprised of two buildings totaling 46,000 square feet. Both buildings are owned by Simulaids. Safe Passage's office is located at 333 Metro Park, Rochester, New York that is leased from Metro Business Complex for rent of approximately $9.50 per square foot.

ITEM 3. Legal Proceedings

      Aristotle is not a party to any material legal proceedings. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Income Taxes" and Note 8 - "Income Taxes" to the Consolidated Financial Statements with regard to the status of Aristotle's claims for tax refunds with the Internal Revenue Service.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The table below sets forth the high and low prices per share of Common Stock during the fiscal quarters indicated.

                                                            Market Price $
                                                            --------------
                                                       High                Low
                                                       ----                ---
   Fiscal Year Ended June 30, 2000:
       June 30..........................               9.625              3.500
       March 31.........................               5.438              3.000
       December 31......................               5.500              3.750
       September 30.....................               6.500              5.000
   Fiscal Year Ended June 30, 1999:
       June 30..........................               6.719              5.625
       March 31.........................               8.000              5.375
       December 31......................               6.938              5.125
       September 30.....................               8.625              5.500

      The Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "ARTL." As of August 31, 2000, there were approximately 3,643 stockholders of record and 1,724 additional beneficial stockholders (stockholders holding Common Stock in brokerage accounts). See also "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 6. Selected Financial Data

      Selected consolidated financial data of the Company can be found on page 2 of this report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" can be found on pages 4 to 12 of this report.

ITEM 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Company and its subsidiaries, together with the related Notes to Consolidated Financial Statements and the report of independent accountants, can be found on pages 13 to 33 of this report. The Financial Statements of Simulaids for the four months ended April 30, 1999, together with the related Notes to Financial Statements and the report of independent accountants, can be found on pages 35 to 43 of this report. The Financial Statements of Simulaids, together with the related Notes to Financial Statements and the report of independent accountants, can be found on pages 44 to 51 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      Aristotle will furnish to the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended June 30, 2000. The information required by this time is incorporated herein by reference to the Proxy Statement.

ITEM 11. Executive Compensation

      The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following are filed as part of this report:

(1)   Financial Statements:
      Consolidated Balance Sheets........................................    14
      Consolidated Statements of Operations..............................    15
      Consolidated Statements of Changes in Stockholders' Equity.........    16
      Consolidated Statements of Cash Flows..............................    17
      Notes to Consolidated Financial Statements.........................    18
      Report of Independent Public Accountants...........................    34

(2)   Financial Statement Schedules:
      Report of Independent Public Accountants on Schedules..............    S-1
      Schedule II--Valuation and Qualifying Accounts.....................    S-2

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

      Exhibit 2.2--Agreement and Plan of Reorganization, dated as of September 13, 2000 (closed on September 14, 2000), by and among the Registrant, Aristotle Acquisition Sub, Inc., Safe Passage International, Inc., James
      S. Viscardi, Michael R. Rooksby, Howard C. Rooksby and Andrew M. Figiel, incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 27, 2000.

      Exhibit 2.3--Agreement and Plan of Merger, dated as of September 13, 2000 (closed on September 14, 2000), by and between Aristotle Acquisition Sub, Inc. and Safe Passage International, Inc., incorporated herein by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated September 27, 2000.

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

      Exhibit 4.1--Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference. See Exhibit 3.1 and Exhibit
      3.2 above.

      Exhibit 4.2--Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and other Special Rights of the Series E Convertible Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      Exhibit 4.3--Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and other Special Rights of the Series F, G and H Convertible Preferred Stock of the Registrant, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,1997.

      Exhibit 4.4--Registration Rights Agreement dated as of April 11, 1994 between the Registrant and the shareholders listed on Exhibit A thereto, incorporated by reference to an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-4185).

      Exhibit 4.5--Preferred Stock Purchase Agreement dated as of October 22, 1997 between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997.

      Exhibit 4.6--Registration Rights Agreement dated as of October 22, 1997 between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

      Exhibit 4.7--Letter Agreement dated as of September 15, 1997 among The Aristotle Corporation, Aristotle Sub, Inc. and certain stockholders, incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

      Exhibit 4.8--Letter Agreement dated as of February 9, 2000 between The Aristotle Corporation and the Geneve Corporation regarding certain limitations on voting and the acquisition of additional shares of common stock.

      Exhibit 4.9--Letter Agreement dated as of April 28, 2000 between The Aristotle Corporation and the Geneve Corporation, modifying the letter agreement between such parties dated as of February 9, 2000, regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to the Registrant's Report on Form 8-K dated May 2, 2000.

      Exhibit 10.1--Pledge and Escrow Agreement dated as of April 11, 1994 by and among Aristotle Sub, Inc. and certain other parties, incorporated herein by reference to Exhibit 2.8 of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

      Exhibit 10.2--Security Agreement dated as of April 11, 1994 by and among The Strouse, Adler Company and certain other parties, incorporated herein by reference to Exhibit 2.9 of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

      Exhibit 10.3--Term Promissory Notes dated April 11, 1994 payable to The Aristotle Corporation, incorporated herein by reference to Exhibit 2.12 of the Registrant's Current Report on Form 8-K dated April 14, 1994, as amended.

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

                                           THE ARISTOTLE CORPORATION


                                             /s/ John J. Crawford
                              --------------------------------------------------
                                               John J. Crawford
                                  Its President, Chief Executive Officer and
                                             Chairman of the Board
                                           Date: September 27, 2000


                                               /s/ Paul McDonald
                              --------------------------------------------------
                                                 Paul McDonald
                                   Its Chief Financial Officer and Secretary
                              (principal financial and chief accounting officer)
                                           Date: September 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title                            Date
          ---------                            -----                            ----

/s/  John J. Crawford                President, Chief Executive           September 27, 2000
-----------------------------        Officer, Chairman of the
     John J. Crawford                Board and Director
                                     (principal executive officer)


/s/   Paul McDonald                  Chief Financial Officer and          September 27, 2000
-----------------------------        Secretary (principal financial
      Paul McDonald                  and accounting officer)


/s/   Betsy Henley-Cohn                     Director                      September 27, 2000
-----------------------------
      Betsy Henley-Cohn


/s/   Robert L. Fiscus                      Director                      September 27, 2000
-----------------------------
      Robert L. Fiscus


/s/   John L. Lahey                         Director                      September 27, 2000
-----------------------------
      John L. Lahey

/s/   Steven B. Lapin                 Director               September 27, 2000
-----------------------------
      Steven B. Lapin


/s/   Daniel J. Miglio                Director               September 27, 2000
-----------------------------
      Daniel J. Miglio


/s/   Edward Netter                   Director               September 27, 2000
-----------------------------
      Edward Netter


/s/   Sharon M. Oster                 Director               September 27, 2000
-----------------------------
      Sharon M. Oster


/s/   John C. Warfel                  Director               September 27, 2000
-----------------------------
      John C. Warfel

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To The Board of Directors and Stockholders of
   The Aristotle Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in The Aristotle Corporation's Form 10-K and have issued our report thereon dated September 1, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         /s/ Arthur Andersen LLP

Hartford, Connecticut
September 1, 2000

                       FINANCIAL STATEMENT SCHEDULES INDEX

Schedule II - Valuation and Qualifying Accounts

THE ARISTOTLE CORPORATION AND SUBSIDIARY

Valuation Accounts
(Dollars in thousands)

         Column A                            Column B         Column C      Column D        Column E

                                                            Additions(1)
                                             Balance at      Charged to                    Balance at
                                             beginning       costs and     Deductions/       end of
                                             of period       expenses      write-offs        period
Fiscal year ended June 30, 2000
Inventory reserve                             $    --        $    30        $    --         $    30

Fiscal year ended June 30, 1999
Accounts receivable reserve                   $    --        $    --        $    --         $    --

Fiscal year ended June 30, 1998
Accounts receivable reserve                   $   122        $    26        $  (148)        $    --
Co-op advertising reserve                          50            408           (458)             --
Accounts receivable - long-term reserve             9              6            (15)             --

                                  EXHIBIT INDEX

Exhibit 21.1      --Subsidiaries of The Aristotle Corporation

Exhibit 23        --Consent of KPMG LLP

Exhibit 27        --Financial Data Schedule