Form 10-Q
period 2000-09-30
ARISTOTLE CORP
filed 2000-11-14
CIK 790071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

                                 Yes |X| No |_|

      As of November 10, 2000, 1,886,779 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2000

                                                                           Page
                                                                           ----
                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at September 30, 2000
                       and June 30, 2000....................................3
         Condensed Consolidated Statements of Operations for the Three
                       Months Ended September 30, 2000 and 1999.............4
         Condensed Consolidated Statements of Cash Flows for the Three
                       Months Ended September 30, 2000 and 1999.............5
         Notes to Condensed Consolidated Financial Statements...............6

Item 2 - Management's Discussion and Analysis of Financial Condition
                       and Results of Operations............................9

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.........11

                           Part II - Other Information

Item 1 - Legal Proceedings.................................................13

Item 2 - Changes in Securities.............................................13

Item 3 - Defaults Upon Senior Securities...................................13

Item 4 - Submission of Matters to a Vote of Security Holders...............13

Item 5 - Other Information.................................................13

Item 6 - Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................14

Exhibit Index..............................................................15

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)

                                                                                        September 30,   June 30,
                                                                                            2000          2000
                                                                                          ---------    ---------
                                              ASSETS                                     (Unaudited)
Current assets:
     Cash and cash equivalents ........................................................   $   3,171    $   4,951
     Marketable securities ............................................................       1,834        1,806
         Accounts receivable, net .....................................................         805          465
         Inventories ..................................................................         907          928
         Other current assets .........................................................         237          251
                                                                                          ---------    ---------
          Total current assets ........................................................       6,954        8,401
                                                                                          ---------    ---------

Property and equipment, net ...........................................................       1,483        1,365
                                                                                          ---------    ---------
Other assets:
         Goodwill, net of amortization of $335 and $267 at September 2000 and June 2000       7,163        5,428
     Other noncurrent assets ..........................................................          24           17
                                                                                          ---------    ---------
                                                                                              7,187        5,445
                                                                                          ---------    ---------
                                                                                          $  15,624    $  15,211
                                                                                          =========    =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Current maturities of long term debt .........................................   $     255    $     253
         Accounts payable .............................................................         213          127
         Accrued expenses .............................................................         792          492
         Deterred income ..............................................................         113           --
         Accrued tax reserves .........................................................         720          720
                                                                                          ---------    ---------
          Total current liabilities ...................................................       2,093        1,592
                                                                                          ---------    ---------
Long term debt, net of current maturities .............................................       1,309        1,672
                                                                                          ---------    ---------

Minority interest in subsidiary's common stock ........................................          19           --
                                                                                          ---------    ---------

Stockholders' equity:
     Common stock, $.01 par value, 3,000,000 shares authorized, 1,904,613
        shares issued .................................................................          19           19
     Additional paid-in capital .......................................................     163,324      163,324
     Retained earnings (deficit) ......................................................    (150,807)    (151,035)
     Treasury stock, at cost, 17,834 shares ...........................................         (93)         (93)
     Net unrealized investment losses .................................................        (240)        (268)
                                                                                          ---------    ---------
          Total stockholders' equity ..................................................      12,203       11,947
                                                                                          ---------    ---------
                                                                                          $  15,624    $  15,211
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                     Three Months Ended
                                                                       September 30,
                                                                    ------------------
                                                                      2000       1999
                                                                    -------    -------
Net sales .......................................................   $ 1,788    $ 1,646
Cost of goods sold ..............................................       960        975
                                                                    -------    -------
        Gross profit ............................................       828        671
                                                                    -------    -------
Selling expenses ................................................       127        103
General and administrative expenses .............................       475        360
Goodwill amortization ...........................................        68         57
                                                                    -------    -------
        Operating income ........................................       158        151
                                                                    -------    -------
Other income (expense):
     Investment and interest income .............................       108         75
     Interest expense ...........................................       (37)       (40)
                                                                    -------    -------
        Income from continuing operations before income taxes....       229        186

Provision for  income taxes .....................................        17         30
                                                                    -------    -------
        Income from continuing operations .......................       212        156

Minority interest ...............................................        16         --
                                                                    -------    -------
        Net income ..............................................       228        156

Preferred dividends .............................................        --         54
                                                                    -------    -------

        Net income applicable to common shareholders ............   $   228    $   102
                                                                    =======    =======

Earnings per common share, basic and diluted ....................   $   .12    $   .08
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                         ------------------
                                                                                           2000        1999
                                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................................   $   228    $   156
     Adjustments to reconcile net income to net cash provided by operating activities:
        Goodwill amortization ........................................................        68         57
        Depreciation and amortization ................................................        41         49
        Minority interest ............................................................       (16)        --
        Changes in assets and liabilities:
             Accounts receivable .....................................................        14       (141)
             Inventories .............................................................        22         26
             Other assets ............................................................        61        (31)
             Accounts payable ........................................................       (51)       (49)
             Accrued expenses ........................................................       (30)       (79)
                                                                                         -------    -------
                  Net cash provided by (used in) operating activities ................       337        (12)
                                                                                         -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of marketable securities .............................................        --        200
     Purchase of Safe Passage, net of $20 of cash acquired ...........................    (1,627)        --
     Purchase of property and equipment ..............................................       (11)       (43)
                                                                                         -------    -------
                  Net cash provided by (used in) investing activities ................    (1,638)       157
                                                                                         -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving loan .....................................................      (116)    (5,000)
     Proceeds from credit agreement ..................................................        --      2,000
     Principal debt payments .........................................................      (356)       (19)
     Repayment of capital lease obligations ..........................................        (7)        (5)
     Payment of dividends on preferred stock .........................................        --        (54)
                                                                                         -------    -------
                  Net cash used in provided by financing activities ..................      (479)    (3,078)
                                                                                         -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS ................................................    (1,780)    (2,933)
CASH AND CASH EQUIVALENTS, beginning of period .......................................     4,951      5,849
                                                                                         -------    -------
CASH AND CASH EQUIVALENTS, end of period .............................................   $ 3,171    $ 2,916
                                                                                         =======    =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.    Nature of Operations

      The Aristotle Corporation ("Aristotle") is a holding company which, through its wholly-owned subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), currently conducts business in two segments, the health and medical educational products market and the computer-based training market. Simulaids' primary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools. Safe Passage develops and sells computer based training products to government and industry clients.

      On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock (the "Acquisition") of Safe Passage, a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers"). Accordingly, the Company's 2000 consolidated statement of operations includes the results of operations of Safe Passage since the date of the Acquisition. In consideration for such shares, the Company paid an aggregate purchase price of $1.625 million in cash to the Sellers plus possible additional future consideration of up to a maximum of $2.3 million based on the operating performance of Safe Passage during calendar years 2000 and 2001. If and when such additional consideration is earned, the Company will record the payment as additional purchase price consideration. In addition, the Company has incurred approximately $318,000 of transaction and other related costs associated with the Acquisition.

      The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets and liabilities acquired based on their fair market values at the date of the Acquisition. The excess cost over the fair value of net assets acquired, which amounted to approximately $1.8 million, is reflected as goodwill and will be amortized over seven years.

      Operating results for the three months ended September 30, 2000 and 1999, on a pro forma basis as though Safe Passage was acquired as of the first day of each period are as follows (dollars in thousands except share data):

                                                            2000        1999
                                                            ----        ----
                                                        (unaudited)  (unaudited)

Net sales ..........................................    $   2,475     $   2,596
Net income applicable to common shareholders .......          414           436
Basic earnings per common share ....................          .22           .35
Diluted earnings per common share ..................          .22           .26

      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated as of the above dates, nor are they necessarily indicative of the future operating results. The pro forma adjustments include amortization of intangibles, decreased interest income and state income taxes on the income of Safe Passage.

      Unless the context indicates otherwise, all references herein to the "Company" for the three months ended September 30, 1999 include only Aristotle, Simulaids and S-A Subsidiary, and all other references herein to the "Company" include Aristotle, Simulaids, Safe Passage and S-A Subsidiary.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 2000.

2.    Debt Agreement

      On September 27, 1999, Simulaids and Citizens Bank of Connecticut ("Citizens") entered into a $2.5 million credit agreement. The credit agreement was comprised of three facilities ("Credit Facilities"):

      (a) $1,200,000 Seven-Year Term Loan - Principal payments are scheduled on a seven-year straight-line amortization. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

      (b) $800,000 Seven-Year Mortgage - Principal payments are scheduled on a fifteen-year straight-line amortization, with a balloon payment at the seven-year maturity. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

      (c) $500,000 Two-Year Revolving Line of Credit - Borrowing availability under the line of credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum borrowing of $500,000. There are no scheduled principal payments. The interest rate is charged at the rate of LIBOR plus 175 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

      As of September 30, 2000, the balance outstanding on the term loan was $715,000 and the balance outstanding on the mortgage was $742,000. Future monthly principal payments on the term loan and mortgage are $14,000 and $5,000, respectively. As of September 30, 2000, Simulaids had not drawn on the line of credit.

3.    Earnings per Common Share

      The Company calculates earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share". For the three months September 30, 2000 and 1999, basic and diluted earnings per share are calculated as follows:

Three Months Ended September 30
(in thousands of dollars, except share and per share data)

                                                                           2000         1999
                                                                        ----------   -----------
Basic Earnings per share:
Numerator
         Income from continuing operations ..........................   $      228   $       156
         Preferred dividends ........................................           --           (54)
                                                                        ----------   -----------
                  Net income (loss) applicable to common shareholders   $      228   $       102
                                                                        ==========   ===========
Denominator
         Weighted average shares outstanding ........................    1,886,779     1,233,118
                                                                        ==========   ===========
Basic Earnings Per Share Per Common Shareholder
                  Net income (loss) .................................   $      .12   $       .08
                                                                        ==========   ===========
Diluted Earnings per Share:
Numerator
         Income from continuing operations ..........................   $      228   $       156
         Preferred dividends ........................................           --           (54)
                                                                        ----------   -----------
                  Net income (loss) applicable to common shareholders   $      228   $       102
                                                                        ==========   ===========
Denominator
         Weighted average shares outstanding ........................    1,902,571     1,339,383
                                                                        ==========   ===========
Diluted Earnings Per Share Per Common Shareholder
                 Net income (loss) ..................................   $      .12   $       .08
                                                                        ==========   ===========

4.    Comprehensive Income

      Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income
(loss) for the three months ended September 30, 2000 and 1999 is as follows:

                                                             Three Months Ended
                                                               September 30,
                                                               -------------
                                                                (Unaudited)
                                                          (In thousands of dollars)

                                                            2000          1999
                                                            ----          ----
Net income .........................................         $228         $ 156

Net unrealized investment gain (loss) ..............           28           (55)
                                                             ----         -----
Comprehensive income ...............................         $256         $ 101
                                                             ====         =====

5.    Segment Reporting

      The Company has two reportable segments: the health and medical educational products segment and the computer-based training segment. The health and educational products segment produces manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. The computer-based training segment develops and sells computer-based training products to government and industry clients.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of the businesses was acquired as a unit, and the management at the time of the acquisition was retained. The results of each segment for the three months ended September 30, 2000 are as follows (in thousands of dollars):

                          Health Products     Computer Training      Corporate       Total
                          ---------------     -----------------      ---------       -----
Net sales                    $1,774                $  14              $  --         $1,788

Costs and expenses            1,401                  103                126          1,630

Operating income (loss)         373                  (89)              (126)           158

Net income                      195                  (74)               107            228

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

Results of Operations of the Company

      Net sales for the three months ended September 30, 2000 increased 8.6% to $1,788 compared to net sales of $1,646 for the prior year. The increase primarily reflected higher volume of manikin sales to existing domestic and international distributors and Safe Passage net sales of $14 since the date of Acquisition.

      Gross profit for the three months ended September 30, 2000 increased 23.4% to $828 from $671 for the prior year and the gross margin percentage increased to 46.3% from 40.8%. The increase in gross profit percentage mainly reflected improved efficiency at Simulaids.

      Selling expense for the three months ended September 30, 2000 increased 23.3% to $127 from $103 for the prior year. The increase mainly reflected increased advertising costs.

      The Company's general and administrative expenses for the three months ended September 30, 2000 increased 31.9% to $475 compared to $360 for the comparable 1999 fiscal quarter. The increase was primarily due to the operating expenses of Safe Passage of $84 and increased professional fees.

      Goodwill amortization for the current fiscal quarter increased by 19.2% to $68 from goodwill amortization for the prior fiscal year of $57. The increase in goodwill reflects amortization incurred for the Safe Passage business from the date of Acquisition.

      Investment and interest income was $108 and $75 for the three months ended September 30, 2000 and 1999, respectively. The increase in 2000 mainly reflects earnings on higher investment balances generated from the income of Simulaids.

      Interest expense for the three months ended September 30, 2000 decreased to $37 from $40 in the corresponding three months ended September 30, 1999. The decrease reflected lower debt levels due to principal payments made during the prior twelve months.

      The income tax provision for the three months ended September 30, 2000 was $17 compared to $30 for the three months ended September 30, 1999. The tax provision primarily represents state taxes.

      There were no preferred dividends for the three months ended September 30, 2000 compared to $54 for the three months ended September 30, 1999. The decrease was due to the conversion of all shares of Aristotle Preferred Stock into shares of Common Stock from February 2000 through May 2000. Preferred dividends represented dividends paid or accrued on outstanding Series E, F, G and H Aristotle Preferred Stock. The shares of Series E Aristotle Preferred Stock were issued to Geneve Corporation, Aristotle's principal shareholder, in January 1998, and shares of the Series F, G and H Aristotle Preferred Stock were issued in 1998 in connection with the acquisition of Strouse, which company was subsequently sold to The Sara Lee Corporation in June 1998.

Liquidity and Capital Resources

      Aristotle ended the September 30, 2000 quarter with $3,171 in cash and cash equivalents versus cash and cash equivalents of $4,951 at June 30, 2000. Cash consumed during the quarter was principally used for the Safe Passage acquisition of $1,627 and to reduce debt by $479, partially offset by cash provided by operating activities of $337. The overall decrease in cash and cash equivalents of $1,780 is detailed below.

      The Company generated cash of $337 from operations during the quarter ended September 30, 2000 and used cash of $12 in operations during the quarter ended September 30, 1999. During the September 2000 quarter, the generation of cash in operations was principally the result of net income before depreciation and amortization of $337. During the September 1999 quarter, the utilization of cash in operations was principally the result of an increase of $141 in accounts receivable and a decrease of $79 in accrued expenses partially offset by net income of $156 and depreciation and amortization of $106.

      The Company used cash of $1,638 in investing activities during the quarter ended September 30, 2000, and generated cash of $157 from investing activities during the quarter ended September 30, 1999. During the September 2000 quarter, the utilization of cash was principally due to the acquisition of Safe Passage. During the September 1999 quarter, the generation of cash was principally due to the redemption of marketable securities of $200 partially offset by capital expenditures of $43.

      The Company utilized cash of $479 in financing activities during the quarter ended September 30, 2000, and used cash of $3,078 in financing activities during the quarter ended September 30, 1999. Funds utilized in the September 2000 quarter reflected the reduction of debt by $479. Funds utilized in the September 1999 quarter primarily reflected the reduction of bank debt by $3,000.

      Capital resources in the future are expected to be used for the development of the Simulaids and Safe Passage businesses and to acquire additional companies. Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for the next twelve months.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

      As described below, credit risk and interest rate risk are the primary sources of market risk to the Company in its marketable securities and short-term borrowings.

Qualitative

      Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in the Company's marketable securities and short-term borrowings, which have fixed coupon or interest rates.

      Credit Risk: The Company's marketable securities are invested in investment grade corporate bonds and closed-end bond funds, both domestic and international, which have various maturities.

Quantitative

      The Company's marketable securities and long-term borrowings as of September 30, 2000 are as follows:

                                              Maturity less     Maturity greater
                                              than one year      than one year
                                              -------------      -------------

Marketable securities
             Cost value                          $ --                $2,074
             Weighted average return               --                   7.4%
             Fair market value                   $ --                $1,834

Long-term borrowings
             Amount                              $255                $1,309
             Weighted average interest rate       8.5%                  8.5%
             Fair market value                   $255                $1,309

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

Certain Factors That May Affect Future Results of Operations

      The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the Company's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate one or more additional acquisitions; (iii) the ability of the Company to retain and take advantage of its net operating tax loss carryforward position; (iv) the Company's ability to manage Simulaids, Safe Passage and any other acquired or to be acquired companies; and (v) general economic conditions. As a result, the Company's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

      The Registrant is not a party to any material legal proceedings. See the following sections of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000: "Management's Discussion and Analysis of Financial Conditions and Result of Operations - Income Taxes" and Note 8 - "Income Taxes" to the Consolidated Financial Statements with regard to Registrant's claims for tax refunds with the Internal Revenue Service.

Item 2 - Changes in Securities.

      None

Item 3 - Defaults Upon Senior Securities.

      None

Item 4 - Submission of Matters to a Vote of Security Holder.

      None

Item 5 - Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            A Form 8-K was filed on September 27, 2000 (Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits) on the purchase by the Registrant of 80% of the issued and outstanding capital stock of Safe Passage.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE ARISTOTLE CORPORATION


                                            /s/ John J. Crawford
                            ----------------------------------------------------
                                              John J. Crawford
                                 Its President, Chief Executive Officer and
                                            Chairman of the Board
                                           Date: November 14, 2000


                                              /s/ Paul McDonald
                            ----------------------------------------------------
                                                Paul McDonald
                                  Its Chief Financial Officer and Secretary
                             (principal financial and chief accounting officer)
                                           Date: November 14, 2000

                                  EXHIBIT INDEX

Exhibit
Number                          Description
------                          -----------

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

      Exhibt 27--Financial Data Schedule is attached hereto as Exhibit 27.