Form 10-Q
period 2000-12-31
ARISTOTLE CORP
filed 2001-02-14
CIK 790071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2000

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

                                 Yes |X| No |_|

      As of February 10, 2001, 1,887,179 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                         QUARTER ENDED DECEMBER 31, 2000

                                                                            Page
                                                                            ----

                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets at December 31, 2000
              and June 30, 2000...............................................3
          Condensed Consolidated Statements of Operations for the Three
              and Six Months Ended December 31, 2000 and 1999.................4
          Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended December 31, 2000 and 1999.....................5
          Notes to Condensed Consolidated Financial Statements................6

Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

Item 3 - Quantitative and Qualitative Disclosure About Market Risk............12

                           Part II - Other Information

Item 1 - Legal Proceedings....................................................14

Item 4 - Submission of Matters to a Vote of Security Holders..................14

Item 6 - Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................16

Exhibit Index.................................................................17

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except for share data)

                                                                                      December 31,    June 30,
                                                                                          2000          2000
                                     ASSETS                                           (Unaudited)
Current assets:
     Cash and cash equivalents ...................................................     $   3,429      $   4,951
     Marketable securities .......................................................         1,911          1,806
     Accounts receivable, net ....................................................           525            465
     Inventories .................................................................           940            928
     Other current assets ........................................................           207            251
                                                                                       ---------      ---------
          Total current assets ...................................................         7,012          8,401
                                                                                       ---------      ---------

Property and equipment, net ......................................................         1,535          1,365
                                                                                       ---------      ---------

Other assets:
     Goodwill, net of amortization of $456 and $267 at December 2000 and June 2000         7,042          5,428
     Other noncurrent assets .....................................................            54             17
                                                                                       ---------      ---------
                                                                                           7,096          5,445
                                                                                       ---------      ---------
                                                                                       $  15,643      $  15,211
                                                                                       =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term debt ........................................     $     255      $     253
     Accounts payable ............................................................           226            127
     Accrued expenses ............................................................           693            492
     Deferred income .............................................................           100             --
     Accrued tax reserves ........................................................           720            720
                                                                                       ---------      ---------
          Total current liabilities ..............................................         1,994          1,592
                                                                                       ---------      ---------

Long term debt, net of current maturities ........................................         1,245          1,672
                                                                                       ---------      ---------

Stockholders' equity:
     Common stock, $.01 par value, 3,000,000 shares authorized, 1,904,613
        shares issued ............................................................            19             19
     Additional paid-in capital ..................................................       163,324        163,324
     Retained earnings (deficit) .................................................      (150,686)      (151,035)
     Treasury stock, at cost, 17,434 shares and 17,834 shares at December 31 and
        June 30, respectively ....................................................           (91)           (93)
     Net unrealized investment losses ............................................          (162)          (268)
                                                                                       ---------      ---------
          Total stockholders' equity .............................................        12,404         11,947
                                                                                       ---------      ---------
                                                                                       $  15,643      $  15,211
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                Three Months Ended         Six Months Ended
                                                                    December 31,             December 31,
                                                                    ------------             ------------
                                                                 2000         1999        2000          1999
                                                                 ----         ----        ----          ----
Net sales ................................................     $ 1,944      $ 1,687      $ 3,732      $ 3,333
Cost of goods sold .......................................         959          979        1,918        1,954
                                                               -------      -------      -------      -------

     Gross profit ........................................         985          708        1,814        1,379
                                                               -------      -------      -------      -------

Selling expenses .........................................         279          116          392          205
Product development ......................................         147           13          161           27
General and administrative expenses ......................         390          404          866          764
Goodwill amortization ....................................         121           57          189          114
                                                               -------      -------      -------      -------

     Operating income ....................................          48          118          206          269
                                                               -------      -------      -------      -------

Other income (expense):
  Investment and interest income .........................          93           95          201          171
  Interest expense .......................................         (33)         (45)         (71)         (85)
                                                               -------      -------      -------      -------

     Income from continuing operations before income taxes         108          168          336          355

Provision for income taxes ...............................          (5)          --          (22)         (30)
                                                               -------      -------      -------      -------

     Income from continuing operations ...................         103          168          314          325

Minority interest ........................................          19           --           35           --
                                                               -------      -------      -------      -------

     Net income ..........................................         122          168          349          325

Preferred dividends ......................................          --           54           --          109
                                                               -------      -------      -------      -------

     Net income applicable to common shareholders ........     $   122      $   114      $   349      $   216
                                                               =======      =======      =======      =======

Basic earnings per common share ..........................     $   .06      $   .09      $   .19      $   .18
                                                               =======      =======      =======      =======

Diluted earnings per common share ........................     $   .06      $   .09      $   .18      $   .17
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                               ------------
                                                                                            2000         1999
                                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ......................................................................     $   349      $   325
    Adjustments to reconcile net income to net cash provided by operating activities:
      Goodwill amortization .........................................................         189          114
      Depreciation and amortization .................................................          99           97
      Minority interest .............................................................         (35)          --
      Changes in assets and liabilities:
          Accounts receivable .......................................................         295          (97)
          Inventories ...............................................................         (11)          44
          Tax receivable ............................................................          --          935
          Other assets ..............................................................          89          (92)
          Accounts payable ..........................................................         (38)         (49)
          Accrued expenses ..........................................................          (7)        (111)
          Deferred income ...........................................................         (14)          --
                                                                                          -------      -------
              Net cash provided by operating activities .............................         916        1,166
                                                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption of marketable securities .............................................          --          360
    Purchase of Safe Passage, net of $20 of cash acquired ...........................      (1,746)          --
    Investment in on-line university project ........................................         (28)          --
    Purchase of property and equipment ..............................................        (121)         (49)
                                                                                          -------      -------
              Net cash (used in) provided by investing activities ...................      (1,895)         311
                                                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of revolving loan .....................................................        (116)      (5,000)
    Proceeds from credit agreement ..................................................          --        2,000
    Principal debt payments .........................................................        (412)         (75)
    Repayment of capital lease obligations ..........................................         (15)         (12)
    Purchase of treasury stock ......................................................          --          (22)
    Payment of dividends on preferred stock .........................................          --         (109)
                                                                                          -------      -------
               Net cash used in provided by financing activities ....................        (543)      (3,218)
                                                                                          -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS ...............................................      (1,522)      (1,741)
CASH AND CASH EQUIVALENTS, beginning of period ......................................       4,951        5,849
                                                                                          -------      -------
CASH AND CASH EQUIVALENTS, end of period ............................................     $ 3,429      $ 4,108
                                                                                          =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

1.    Nature of Operations

      The Aristotle Corporation ("Aristotle") is a holding company which, through its wholly-owned subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), currently conducts business in two segments, the health and medical educational products market and the computer-based training market. Simulaids' primary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools. Safe Passage develops and sells computer based training products to government, industry and educational clients.

      On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock (the "Acquisition") of Safe Passage, a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers"). Accordingly, the Company's 2000 consolidated statement of operations includes the results of operations of Safe Passage since the date of the Acquisition. In consideration for such shares, the Company paid an aggregate purchase price of $1.625 million in cash to the Sellers plus possible additional future consideration of up to a maximum of $2.3 million based on the operating performance of Safe Passage during calendar years 2000 and 2001. If and when such additional consideration is earned, the Company will record the payment as additional purchase price consideration. At December 31, 2000, no such consideration was earned. In addition, the Company has incurred approximately $318,000 of transaction and other related costs associated with the Acquisition.

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

      Operating results for the three and six months ended December 31, 2000 and 1999, on a pro forma basis as though Safe Passage was acquired as of the first day of each period are as follows (dollars in thousands except share data):

Three Months Ended December 31
                                                           2000         1999
                                                           ----         ----
                                                       (unaudited)   (unaudited)

Net sales .........................................      $1,944        $1,912
Net income (loss) applicable to common shareholders         122          (252)
Basic earnings per common share ...................         .06          (.20)
Diluted earnings per common share .................         .06          (.20)

Six Months Ended December 31

                                                          2000          1999
                                                          ----          ----
                                                       (unaudited)   (unaudited)

Net sales ........................................        $4,419       $4,508
Net  income applicable to common  shareholders ...           536          184
Basic earnings per common share ..................           .28          .15
Diluted earnings per common share ................           .28          .14

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

      Unless the context indicates otherwise, all references herein to the "Company" for the three and six months ended December 31, 1999 include only Aristotle, Simulaids and S-A Subsidiary, and all other references herein to the "Company" include Aristotle, Simulaids, Safe Passage and S-A Subsidiary.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 2000.

2.    Earnings per Common Share

      The Company calculates earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." In addition, for the three and six months ended December 31, 2000, there were an additional 30,164 options exercisable whose exercise price exceeded the average market price for the periods and therefore are excluded in the computation of diluted earnings per share. For the three and six months December 31, 2000 and 1999, basic and diluted earnings per share are calculated as follows:

Three Months Ended December 31
(in thousands of dollars, except share and per share data)

                                                              2000         1999
                                                              ----         ----
Basic Earnings per share:
Numerator
   Income from continuing operations ..................       $ 122       $ 168
   Preferred dividends ................................          --         (54)
                                                              -----       -----
      Net income applicable to common shareholders ....       $ 122       $ 114
                                                              =====       =====

Denominator
   Weighted average shares outstanding ............     1,886,922     1,230,160
                                                      -----------   -----------
Basic Earnings Per Share Per Common Shareholder

       Net income .................................   $       .06           .09
                                                      ===========   ===========

                                                         2000          1999
                                                         ----          ----
Diluted Earnings per Share:
Numerator

   Income from continuing operations ..............   $       122   $       168
   Preferred dividends ............................            --           (54)
                                                      -----------   -----------
       Net income applicable to common shareholders   $       122   $       114
                                                      ===========   ===========

Denominator
   Weighted average shares outstanding ............     1,920,789     1,296,215
                                                      ===========   ===========

Diluted Earnings Per Share Per Common Shareholder
       Net income .................................   $       .06   $       .09
                                                      ===========   ===========

Six Months Ended December 31
(in thousands of dollars, except share and per share data)

Basic Earnings per share:
Numerator
   Income from continuing operations ..............   $       349   $       325
   Preferred dividends ............................            --          (109)
                                                      -----------   -----------
       Net income applicable to common shareholders   $       349   $       216
                                                      ===========   ===========

Denominator
   Weighted average shares outstanding ............     1,886,851     1,231,639
                                                      ===========   ===========

Basic Earnings Per Share Per Common Shareholder
       Net income .................................   $       .19           .18
                                                      ===========   ===========

Diluted Earnings per Share:
Numerator

  Income from continuing operations ...............   $       349   $       325
   Preferred dividends ............................            --          (109
                                                      -----------   -----------
       Net income applicable to common shareholders   $       349   $       216
                                                      ===========   ===========

Denominator
   Weighted average shares outstanding ............     1,914,507     1,297,694
                                                      -----------   -----------

Diluted Earnings Per Share Per Common Shareholder
       Net income .................................   $       .18   $       .17
                                                      ===========   ===========

3.    Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three and six months ended December 31, 2000 and 1999 is as follows:

                                                           Three Months Ended
                                                              December 31,
                                                              ------------
                                                              (Unaudited)
                                                       (In thousands of dollars)

                                                           2000          1999
                                                           ----          ----

      Net income ....................................     $ 122         $ 168

      Net unrealized investment gain (loss) .........        78          (105)
                                                          -----         -----

         Comprehensive income .......................     $ 200         $  63
                                                          =====         =====

                                                            Six Months Ended
                                                              December 31,
                                                              ------------
                                                              (Unaudited)
                                                       (In thousands of dollars)

                                                           2000          1999
                                                           ----          ----

      Net income ....................................     $ 349         $ 325

      Net unrealized investment gain (loss) .........       106          (160)
                                                          -----         -----

      Comprehensive income ..........................     $ 455         $ 165
                                                          =====         =====

4.    Segment Reporting

      The Company has two reportable segments: the health and medical educational products segment and the computer-based training segment. The health and educational products segment produces manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. The computer-based training segment develops and sells computer-based training products to government, industry and educational clients.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of the businesses was acquired as a unit, and the management at the time of the acquisition was retained. The results of each segment for the three and six months ended December 31, 2000 are as follows (in thousands of dollars):

Three Months Ended

                         Health Products      Computer Training    Corporate        Total
                         ---------------      -----------------    ---------        -----
Net sales                      $1,758              $  186            $   --         $1,944

Costs and expenses              1,384                 411               101          1,896

Operating income (loss)           374                (225)             (101)            48

Net income (loss)                 196                (198)              124            122

Six Months Ended

                         Health Products      Computer Training    Corporate        Total
                         ---------------      -----------------    ---------        -----
Net sales                      $3,532              $  200            $   --         $3,732

Costs and expenses              2,785                 514               227          3,526

Operating income (loss)           747                (314)             (227)           206

Net income (loss)                 391                (272)              230            349

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the three and six months ended December 31, 2000, as compared to the three and six months ended December 31, 1999. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

Results of Operations of the Company

      Three Months Ended December 31, 2000 As Compared to the Three Months Ended December 31, 1999.

      Net sales for the three months ended December 31, 2000 were $1,944, or 15.2% higher than the $1,687 recorded for the three months ended December 31, 1999. The increase primarily reflects the inclusion of a full quarter's impact of Safe Passage of $185, which was acquired in September of 2000, and a 4.3% increase for Simulaids.

      Gross profit for the three months ended December 31, 2000 was $985, or 39.1% higher than the $708 recorded for the three months ended December 31, 1999 and the gross margin percentage increased to 50.7% from 42.0%. The increase in gross profit percentage mainly reflects high margins on the Safe Passage business, which was acquired in September of 2000, and improved performance of Simulaids.

      Selling expense for the three months ended December 31, 2000 was $279, or 140.5% higher than the $116 recorded for the three months ended December 31, 1999. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage, which was acquired in September of 2000.

      Product development for the three months ended December 31, 2000 was $147 versus $13 for the three months ended December 31, 1999. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage, which was acquired in September of 2000.

      The Company's general and administrative expenses for the three months ended December 31, 2000 was $390, or 3.5% lower than the $404 recorded for the three months ended December 31, 1999.

      Goodwill amortization for the current fiscal quarter increased by 112.3% to $121 from goodwill amortization for the prior fiscal year of $57. The increase in goodwill reflects amortization incurred for the Safe Passage business.

      Investment and interest income was $93 and $95 for the three months ended December 31, 2000 and 1999, respectively. The decrease in 2000 was mainly due to lower investments, reflecting the utilization of investments in the purchase of Safe Passage.

      Interest expense for the three months ended December 31, 2000 was $33 versus $45 in the prior year period. The decrease reflected lower debt levels due to principal payments made during the prior twelve months.

      The income tax provision for the three months ended December 31, 2000 was $5. The tax provision primarily represents state taxes due to the utilization of federal net operating loss carryforwards to offset federal taxable income.

      There were no preferred dividends for the three months ended December 31, 2000 compared to $54 for the three months ended December 31, 1999. The decrease was due to the conversion of Aristotle Preferred Stock into shares of Common Stock from February 2000 through May 2000.

      Six Months Ended December 31, 2000 As Compared to the Six Months Ended December 31, 1999.

      Net sales for the six months ended December 31, 2000 increased 12.0% to $3,732 compared to net sales of $3,333 for the prior year. The increase primarily reflected higher volume of manikin sales to existing domestic and international distributors and Safe Passage net sales of $200 since the date of Acquisition.

      Gross profit for the six months ended December 31, 2000 increased 31.5% to $1,814 from $1,379 for the prior year and the gross margin percentage increased to 48.6% from 41.4%. The increase in gross profit percentage mainly reflected improved performance of Simulaids and high margins on the Safe Passage software business.

      Selling expense for the six months ended December 31, 2000 was $392, or 91.2% higher than the $205 recorded for the six months ended December 31, 1999. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage, which was acquired in September of 2000.

      Product development for the six months ended December 31, 2000 was $161 versus $27 for the six months ended December 31, 1999. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage, which was acquired in September of 2000.

      The Company's general and administrative expenses for the six months ended December 31, 2000 was $866, or 13.4% higher than the $764 recorded for the six months ended December 31, 1999. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage, which was acquired in September of 2000.

      Goodwill amortization for the six months ended December 31, 2000 increased by 65.8% to $189 from goodwill amortization for the prior year period of $114. The increase in goodwill reflects amortization incurred for the Safe Passage business.

      Investment and interest income was $201 and $171 for the six months ended December 31, 2000 and 1999, respectively. The increase in 2000 mainly reflects earnings on higher average investment balances generated from the income of Simulaids partially offset by utilization of investment balances in the purchase of Safe Passage.

      Interest expense for the six months ended December 31, 2000 was $71 versus $85 in the prior year period. The decrease reflected lower debt levels due to principal payments made during the prior twelve months.

      The income tax provision for the six months ended December 31, 2000 was $22 compared to $30 for the six months ended December 31, 1999. The tax provisions primarily represent state taxes due to the utilization of federal net operating loss carryforwards to offset federal taxable income.

      There were no preferred dividends for the six months ended December 31, 2000 compared to $109 for the six months ended December 31, 1999. The decrease was due to the conversion of Aristotle Preferred Stock into shares of Common Stock from February 2000 through May 2000.

Liquidity and Capital Resources

      Aristotle ended the December 31, 2000 quarter with $3,429 in cash and cash equivalents versus cash and cash equivalents of $4,951 at June 30, 2000. Cash consumed during the six months ended December 31, 2000 was principally used for the Safe Passage acquisition of $1,746 and to reduce debt by $543, partially offset by cash provided by operating activities of $916. The overall decrease in cash and cash equivalents of $1,522 is detailed below.

      The Company generated cash of $916 from operations during the six months ended December 31, 2000 and $1,166 of cash during the six months ended December 31, 1999. During the six months ended December 31, 2000, the generation of cash from operations was principally the result of net income of $349, depreciation and amortization of $288 and the reduction of accounts receivable of $295. During the six month period ended December 31, 1999, the generation of cash from operations was principally the result of the receipt of a tax refund of $935, net income of $325 and depreciation and amortization of $211.

      The Company used cash of $1,895 in investing activities during the six months ended December 31, 2000, and generated cash of $311 from investing activities during the six months ended December 31, 1999. During the six months ended December 31, 2000, the utilization of cash was principally due to the acquisition of Safe Passage of $1,746, capital expenditures of $121 and initial expenditures for the development of an on-line university with Quinnipiac University. During the six month period ended December 31, 1999, the generation of cash was principally due to the redemption of marketable securities of $360 partially offset by capital expenditures of $49.

      The Company utilized cash of $543 in financing activities during the six months ended December 31, 2000 and used cash of $3,218 in financing activities during the six months ended December 31, 1999. Funds utilized in the six months ended December 31, 2000 reflected the reduction of debt by $543. Funds utilized in the six month period ended December 31, 1999 primarily reflected the reduction of debt by $3,087.

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

Quantitative

      The Company's marketable securities and long-term borrowings as of December 31, 2000 are as follows:

                                          Maturity less         Maturity greater
                                          than one year          than one year
                                          -------------          -------------
Marketable securities
    Cost value                               $   --                  $2,073
    Weighted average return                      --                     7.0%
    Fair market value                        $   --                  $1,911

Long-term borrowings
    Amount                                   $  255                  $1,245
    Weighted average interest rate              8.6%                    8.6%
    Fair market value                        $  255                  $1,245

Certain Factors That May Affect Future Results of Operations

      The Company believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the Company's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate one or more additional acquisitions; (iii) the ability of the Company to retain and take advantage of its net operating tax loss carryforward position; (iv) the Company's ability to manage Simulaids, Safe Passage and any other to be acquired companies; and (v) general economic conditions. As a result, the Company's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

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

Item 4 - Submission of Matters to a Vote of Security Holder.

      (a) The information set forth in this Item 4 related to matters submitted to a vote at the Annual Meeting of Stockholders of The Aristotle Corporation on November 9, 2000.

      (b) The meeting involved the election of the following directors: Robert Fiscus, Betsy Henley Cohn and John C. Warfel. The directors whose terms of office as directors continued after the meeting were: John
            J. Crawford, John Lahey, Steven B. Lapin, Daniel J. Miglio, Edward Netter and Sharon M. Oster.

      (c) A proposal to elect Robert Fiscus, Betsy Henley Cohn and John C. Warfel as directors to serve for three-year terms ending in 2003 and until their successors are duly elected and qualified was approved with the following vote:

        Nominee                                   For           Against/Withheld
        -------                                   ---           ----------------

        Robert Fiscus                          1,138,595             8,073

        Betsy Henley Cohn                      1,138,159             8,509

        John C. Warfel                         1,138,439             8,229

      (d)   Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            A Form 8-K was filed on September 27, 2000 (Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits) and a Form 8-K/A was filed on November 22, 2000 (Item 7. Financial Statements and Exhibits) on the purchase by the Registrant of 80% of the issued and outstanding capital stock of Safe Passage.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE ARISTOTLE CORPORATION


                                             /s/ John J. Crawford
                                 ------------------------------------------
                                                 John J. Crawford
                                 Its President, Chief Executive Officer and
                                            Chairman of the Board
                                           Date: February 14, 2001

                                             /s/ Paul McDonald
                                 ------------------------------------------
                                                 Paul McDonald
                                  Its Chief Financial Officer and Secretary
                             (Principal Financial and Chief Accounting Officer)
                                           Date: February 14, 2001

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