Form 10-Q
period 2001-03-31
ARISTOTLE CORP
filed 2001-05-15
CIK 790071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                   Yes [X] No

         As of May 10, 2001, 1,891,625 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2001


                                                                                                              PAGE
                                                                                                              ----
                         PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2000....................... 3
              Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                            March 31, 2001 and 2000........................................................... 4
              Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                            March 31, 2001 and 2000........................................................... 5
              Notes to Condensed Consolidated Financial Statements............................................ 6

Item 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations......................................................... 10

Item 3 - Quantitative and Qualitative Disclosure About Market Risk............................................ 13

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................................................... 14

Item 6 - Exhibits and Reports on Form 8-K..................................................................... 14

Signatures.................................................................................................... 15

Exhibit Index................................................................................................. 16

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                                                          MARCH 31,        JUNE 30,
                                                                                                             2001            2000
                                                                                                             ----            ----
                                              ASSETS                                                     (UNAUDITED)
                                              ------
Current assets:
     Cash and cash equivalents ...................................................................       $   4,045        $   4,951
     Marketable securities .......................................................................             782            1,806
     Accounts receivable, net ....................................................................             723              465
     Inventories .................................................................................             793              928
     Other current assets ........................................................................             240              251
                                                                                                         ---------        ---------
          Total current assets ...................................................................           6,583            8,401
                                                                                                         ---------        ---------
Property and equipment, net ......................................................................           1,532            1,365
                                                                                                         ---------        ---------
Other assets:
     Goodwill, net of amortization of $577 and $267 at March 2001 and June 2000 ..................           6,920            5,428
     Other noncurrent assets .....................................................................              58               17
                                                                                                         ---------        ---------
                                                                                                             6,978            5,445
                                                                                                         ---------        ---------
                                                                                                         $  15,093        $  15,211
                                                                                                         =========        =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
        Current maturities of long term debt .....................................................       $     256        $     253
        Accounts payable .........................................................................             159              127
        Accrued expenses .........................................................................             506              492
        Deferred income ..........................................................................              70               --
        Accrued tax reserves .....................................................................             720              720
                                                                                                         ---------        ---------
          Total current liabilities ..............................................................           1,711            1,592
                                                                                                         ---------        ---------
Long term debt, net of current maturities ........................................................             881            1,672
                                                                                                         ---------        ---------

Stockholders' equity:
     Common stock, $.01 par value, 3,000,000 shares authorized, 1,904,613
     shares issued ...............................................................................              19               19
     Additional paid-in capital ..................................................................         163,324          163,324
     Retained earnings (deficit) .................................................................        (150,669)        (151,035)
     Treasury stock, at cost, 12,988 shares and 17,834 shares at March 31 and June 30,
     respectively ................................................................................             (69)             (93)
     Net unrealized investment losses ............................................................            (104)            (268)
                                                                                                         ---------        ---------
          Total stockholders' equity .............................................................          12,501           11,947
                                                                                                         ---------        ---------
                                                                                                         $  15,093        $  15,211
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


                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                     MARCH 31,                      MARCH 31,
                                                                                     ---------                      ---------
                                                                               2001            2000            2001            2000
                                                                               ----            ----            ----            ----
Net sales ..............................................................       $ 2,133        $ 1,577        $ 5,865        $ 4,910
Cost of goods sold .....................................................         1,087            801          3,006          2,756
                                                                               -------        -------        -------        -------
             Gross profit ..............................................         1,046            776          2,859          2,154
                                                                               -------        -------        -------        -------
Selling expenses .......................................................           166            131            557            336
Product development ....................................................           189             14            350             41
General and administrative expenses ....................................           592            426          1,458          1,190
Goodwill amortization ..................................................           121             57            310            172
                                                                               -------        -------        -------        -------
        Operating income (loss) ........................................           (22)           148            184            415
                                                                               -------        -------        -------        -------
Other income (expense):
       Investment and interest income ..................................            89             72            290            243
       Interest expense ................................................           (25)           (33)           (95)          (117)
                                                                               -------        -------        -------        -------
        Income from operations before income taxes
        and minority interest ..........................................            42            187            379            541

Provision for income taxes .............................................           (24)            (6)           (47)           (35)
                                                                               -------        -------        -------        -------
        Income from operations before minority interest ................            18            181            332            506

Minority interest ......................................................            --             --             35             --
                                                                               -------        -------        -------        -------
        Net income .....................................................            18            181            367            506

Preferred dividends ....................................................            --             --             --            109
                                                                               -------        -------        -------        -------
        Net income applicable to common shareholders ...................       $    18        $   181        $   367        $   397
                                                                               =======        =======        =======        =======
Basic earnings per common share ........................................       $   .01        $   .12        $   .19        $   .30
                                                                               =======        =======        =======        =======
Diluted earnings per common share ......................................       $   .01        $   .10        $   .19        $   .27
                                                                               =======        =======        =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       4

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                                NINE MONTHS ENDED
                                                                                                                     MARCH 31,
                                                                                                                     ---------
                                                                                                               2001            2000
                                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................................................................        $   367         $   506
     Adjustments to reconcile net income to net cash provided by operating activities:
        Goodwill amortization ......................................................................            310             172
        Depreciation and amortization ..............................................................            153             139
        Minority interest ..........................................................................            (35)             --
        Changes in assets and liabilities:
             Accounts receivable ...................................................................             97            (129)
             Inventories ...........................................................................            136              24
             Tax receivable ........................................................................             --             900
             Other assets ..........................................................................             63              33
             Accounts payable ......................................................................           (105)            (34)
             Accrued expenses ......................................................................            (94)           (319)
                    Deferred income ................................................................            (44)             --
                                                                                                            -------         -------
                  Net cash provided by operating activities ........................................            848           1,292
                                                                                                            -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of marketable securities ...........................................................          1,184             688
     Purchase of Safe Passage, net of $20 of cash acquired .........................................         (1,822)             --
     Investment in on-line university project ......................................................            (39)             --
     Purchase of property and equipment ............................................................           (171)            (74)
                                                                                                            -------         -------
                  Net cash (used in) provided by investing activities ..............................           (848)            614
                                                                                                            -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving loan ...................................................................           (116)         (5,000)
     Proceeds from credit agreement ................................................................             --           2,000
     Principal debt payments .......................................................................           (770)           (131)
     Repayment of capital lease obligations ........................................................            (20)            (19)
     Repurchase of preferred stock .................................................................             --            (136)
     Purchase of treasury stock ....................................................................             --             (46)
     Payment of dividends on preferred stock .......................................................             --            (109)
                                                                                                            -------         -------
                  Net cash used in provided by financing activities ................................           (906)         (3,441)
                                                                                                            -------         -------

DECREASE IN CASH AND CASH EQUIVALENTS ..............................................................           (906)         (1,535)
CASH AND CASH EQUIVALENTS, beginning of period .....................................................          4,951           5,849
                                                                                                            -------         -------
CASH AND CASH EQUIVALENTS, end of period ...........................................................        $ 4,045         $ 4,314
                                                                                                            =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

         On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock (the "Acquisition") of Safe Passage, a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers"). Accordingly, the Company's 2001 consolidated statement of operations includes the results of operations of Safe Passage since the date of the Acquisition. In consideration for such shares, the Company paid an aggregate purchase price of $1.625 million in cash to the Sellers plus possible additional future consideration of up to a maximum of $2.3 million based on the operating performance of Safe Passage during calendar years 2000 and 2001. If and when such additional consideration is earned, the Company will record the payment as additional purchase price consideration. At March 31, 2001, no such consideration was earned. In addition, the Company has incurred approximately $318,000 of transaction and other related costs associated with the Acquisition.

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

         Operating results for the three and nine months ended March 31, 2001 and 2000, on a pro forma basis as though Safe Passage was acquired as of the first day of each period are as follows (dollars in thousands except per share data):

THREE MONTHS ENDED MARCH 31
---------------------------
                                                                                          2001             2000
                                                                                          ----             ----
                                                                                       (unaudited)      (unaudited)

Net Sales .........................................................................    $   2,133        $   1,728
Net income (loss) applicable to common shareholders ...............................           18             (101)
Basic earnings per common share ...................................................          .01             (.06)
Diluted earnings per common share .................................................          .01             (.06)


NINE MONTHS ENDED MARCH 31
--------------------------
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                        (unaudited)      (unaudited)

Net sales .........................................................................     $   6,552           6,236
Net  income applicable to common  shareholders ....................................           554              83
Basic earnings per common share ...................................................           .29             .06
Diluted earnings per common share .................................................           .29             .06

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

         Unless the context indicates otherwise, all references herein to the "Company" for the three and nine months ended March 31, 2000 include only Aristotle, Simulaids and S-A Subsidiary, and all other references herein to the "Company" include Aristotle, Simulaids, Safe Passage and S-A Subsidiary.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 2000.


2.       EARNINGS PER COMMON SHARE
         -------------------------

            The Company calculates earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." In addition, for the three and nine months ended March 31, 2001, there were an additional 24,600 and 26,648 options, respectively, exercisable whose exercise price exceeded the average market price for the periods and therefore are excluded in the computation of diluted earnings per share. For the three and nine months March 31, 2001 and 2000, basic and diluted earnings per share are calculated as follows:


THREE MONTHS ENDED MARCH 31
---------------------------
(in thousands of dollars, except share and per share data)
                                                                                                      2001              2000
                                                                                                      ----              ----
BASIC EARNINGS PER SHARE:
Numerator
          Net income applicable to common shareholders ..............................              $      18        $      181
                                                                                                   =========        ==========
Denominator
         Weighted average shares outstanding ........................................              1,888,710         1,562,936
                                                                                                   =========        ==========
Basic Net Income Per Share Per Common Shareholder ...................................              $     .01        $      .12
                                                                                                   =========        ==========


                                                                                                     2001                    2000
                                                                                                     ----                    ----
Diluted Earnings per Share:
Numerator
         Net income applicable to common shareholders .............................               $      18               $      181
                                                                                                  =========               ==========
Denominator
         Weighted average shares outstanding ......................................               1,913,310                1,845,293
                                                                                                  =========               ==========
Diluted Net Income Per Share Per Common Shareholder ...............................               $     .01               $      .10
                                                                                                  =========               ==========

NINE MONTHS ENDED MARCH 31
--------------------------
(in thousands of dollars, except share and per share data)

Basic Earnings per Share:
Numerator
         Income from continuing operations ...........................................           $       367            $       506
         Preferred dividends .........................................................                    --                   (109)
                                                                                                 -----------            -----------
                  Net income applicable to common shareholders .......................           $       367            $       397
                                                                                                 ===========            ===========
Denominator
         Weighted average shares outstanding .........................................             1,887,463              1,341,268
                                                                                                 ===========            ===========
Basic Net Income Per Share Per Common Shareholder ....................................           $       .19            $       .30
                                                                                                 ===========            ===========

Diluted Earnings per Share:
Numerator

         Net income applicable to common shareholders ................................           $       367            $       506
                                                                                                 ===========            ===========

Denominator
         Weighted average shares outstanding .........................................             1,914,111              1,851,057
                                                                                                 ===========            ===========

Diluted Net Income Per Share Per Common Shareholder ..................................           $       .19            $       .27
                                                                                                 ===========            ===========





3.       COMPREHENSIVE INCOME
         --------------------

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three and nine months ended March 31, 2001 and 2000 is as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                                       ---------
                                                                      (Unaudited)
                                                              (In thousands of dollars)

                                                                  2001      2000
                                                                  ----      ----
Net income .................................................      $ 18      $181

Net unrealized investment and foreign exchange gain ........        57        20
                                                                  ----      ----

Comprehensive income .......................................      $ 75      $201
                                                                  ====      ====


                                                                   Nine Months Ended
                                                                      March 31,
                                                                      ---------
                                                                     (Unaudited)
                                                              (In thousands of dollars)

                                                                   2001    2000
                                                                  -----   -----

Net income ....................................................   $ 367   $ 506

Net unrealized investment and foreign exchange gain (loss) ....     163    (140)
                                                                  -----   -----

Comprehensive income ..........................................   $ 530   $ 366
                                                                  =====   =====


4.       SEGMENT REPORTING
         -----------------

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

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of the businesses was acquired as a unit, and the management at the time of the acquisition was retained. The results of each segment for the three and nine months ended March 31, 2001 are as follows (in thousands of dollars):


THREE MONTHS ENDED MARCH 31, 2001
---------------------------------
                                                   HEALTH PRODUCTS  COMPUTER TRAINING    CORPORATE          TOTAL
                                                   ---------------  -----------------    ---------          -----

Net sales ..................................           $1,967           $  166            $   --          $2,133

Costs and expenses .........................            1,519              458               178           2,155

Operating income (loss) ....................              448             (292)             (178)            (22)

Net income (loss)  .........................              235             (289)               72              18


NINE MONTHS ENDED MARCH 31, 2001
--------------------------------
                                                   HEALTH PRODUCTS  COMPUTER TRAINING    CORPORATE          TOTAL
                                                   ---------------  -----------------    ---------          -----

Net sales ...................................           $5,499           $  366          $     --         $5,865

Costs and expenses ..........................            4,304              972               405          5,681

Operating income (loss) .....................            1,195             (606)             (405)           184

Net income (loss)  ..........................              626             (561)              302            367


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         This discussion and analysis of financial condition and results of operations will review the results of operations of the Company, on a consolidated basis, for the three and nine months ended March 31, 2001, as compared to the three and nine months ended March 31, 2000. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

Results of operations of the company

             Three Months Ended March 31, 2001 As Compared to the Three Months Ended March 31, 2000.

             Net sales for the three months ended March 31, 2001 were $2,133, or 35.3% higher than the $1,577 recorded for the three months ended March 31, 2000. The increase reflects the inclusion of a full quarter's impact of Safe Passage of $166, which was acquired in September of 2000, and a 24.7% increase for Simulaids which reflected higher volume of manikin sales to existing domestic and international distributors.

             Gross profit for the three months ended March 31, 2001 was $1,046, or 34.8% higher than the $776 recorded for the three months ended March 31, 2000 and the gross margin percentage decreased to 49.0% from 49.2%. The increase in gross profit is due to the increase in net sales.

             Selling expense for the three months ended March 31, 2001 was $166, or 26.7% higher than the $131 recorded for the three months ended March 31, 2000. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage, which was acquired in September of 2000.

             Product development for the three months ended March 31, 2001 was $189 versus $14 for the three months ended March 31, 2000. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage.

             The Company's general and administrative expenses for the three months ended March 31, 2001 were $592, or 39.0% higher than the $426 recorded for the three months ended March 31, 2000. The increase mainly reflects the inclusion of a full quarter's impact of Safe Passage.

             Goodwill amortization for the current fiscal quarter increased by 112.3% to $121 from goodwill amortization for the prior fiscal year of $57. The increase in goodwill reflects amortization incurred for the Safe Passage business.

             Investment and interest income was $89 and $72 for the three months ended March 31, 2001 and 2000, respectively. The increase in 2001 mainly reflects higher returns on investment balances and gains on the sale of marketable securities.


             Interest expense for the three months ended March 31, 2001 was $25 versus $33 in the prior year period. The decrease reflected lower debt levels due to principal payments made during the prior twelve months.

             The income tax provision for the three months ended March 31, 2001 was $24 compared to the $6 for the three months ended March 31, 2000. The tax provision primarily represents state taxes due to the utilization of federal net operating loss carryforwards to offset federal taxable income.

             NINE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000.

         Net sales for the nine months ended March 31, 2001 increased 19.5% to $5,865 compared to net sales of $4,910 for the prior year. The increase primarily reflected higher volume of manikin sales to existing domestic and international distributors and Safe Passage revenues of $366 since the date of Acquisition.

         Gross profit for the nine months ended March 31, 2001 increased 32.7% to $2,859 from $2,154 for the prior year and the gross margin percentage increased to 48.7% from 43.9%. The increase in gross profit percentage mainly reflected improved margins at Simulaids due to the volume increase and high margins on the Safe Passage software business.

             Selling expense for the nine months ended March 31, 2001 was $557, or 65.8% higher than the $336 recorded for the nine months ended March 31, 2000. The increase mainly reflects the inclusion of Safe Passage, which was acquired in September of 2000.

             Product development for the nine months ended March 31, 2001 was $350 versus $41 for the nine months ended March 31, 2000. The increase mainly reflects the inclusion of Safe Passage.

             The Company's general and administrative expenses for the nine months ended March 31, 2001 were $1,458, or 22.5% higher than the $1,190 recorded for the nine months ended March 31, 2000. The increase mainly reflects the inclusion of Safe Passage.

            Goodwill amortization for the nine months ended March 31, 2001 increased by 80.2% to $310 from goodwill amortization for the prior year period of $172. The increase in goodwill reflects amortization incurred for the Safe Passage business.

             Investment and interest income was $290 and $243 for the nine months ended March 31, 2001 and 2000, respectively. The increase in 2001 mainly reflects higher returns on investment balances and gains on the sale of marketable securities.

             Interest expense for the nine months ended March 31, 2001 was $95 versus $117 in the prior year period. The decrease reflected lower debt levels due to principal payments made during the prior twelve months.


             The income tax provision for the nine months ended March 31, 2001 was $47 compared to $35 for the nine months ended March 31, 2000. The tax provisions primarily represent state taxes due to the utilization of federal net operating loss carryforwards to offset federal taxable income.

             There were no preferred dividends for the nine months ended March 31, 2001 compared to $109 for the nine months ended March 31, 2000. The decrease was due to the conversion of Aristotle Preferred Stock into shares of Common Stock from February 2000 through May 2000.

LIQUIDITY AND CAPITAL RESOURCES

             Aristotle ended the March 31, 2001 quarter with $4,045 in cash and cash equivalents versus cash and cash equivalents of $4,951 at June 30, 2000. Cash consumed during the nine months ended March 31, 2001 was principally used for the Safe Passage acquisition of $1,822 and to reduce debt by $906, partially offset by cash provided by the sale of marketable securities of $1,184 and operating activities of $848. The overall decrease in cash and cash equivalents of $906 is detailed below.

             The Company generated cash of $848 from operations during the nine months ended March 31, 2001 and $1,292 of cash during the nine months ended March 31, 2000. During the nine months ended March 31, 2001, the generation of cash from operations was principally the result of net income of $367 and depreciation and amortization of $463. During the nine month period ended March 31, 2000, the generation of cash from operations was principally the result of the receipt of a tax refund of $900, net income of $506, and depreciation and amortization of $311.

             The Company used cash of $848 in investing activities during the nine months ended March 31, 2001, and generated cash of $614 from investing activities during the nine months ended March 31, 2000. During the nine months ended March 31, 2001, the utilization of cash was principally due to the acquisition of Safe Passage of $1,822, capital expenditures of $171, and initial expenditures of $39 for the development of an on-line continuing medical education program with Quinnipiac University, partially offset by the sale of marketable securities of $1,184. During the nine month period ended March 31, 2000, the generation of cash was principally due to the redemption of marketable securities of $688 partially offset by capital expenditures of $74.

             The Company utilized cash of $906 in financing activities during the nine months ended March 31, 2001 and used cash of $3,441 in financing activities during the nine months ended March 31, 2000. Funds utilized in the nine months ended March 31, 2001 reflect the reduction of debt by $906. Funds utilized in the nine month period ended March 31, 2000 primarily reflected the reduction of debt by $3,150 and the repurchase of preferred stock of $136.

             Capital resources in the future are expected to be used for the development of the Simulaids and Safe Passage businesses and to acquire additional companies. The Company anticipates that there will be sufficient financial resources to meet projected working capital and other cash requirements for the next twelve months.




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

QUANTITATIVE

         The Company's marketable securities and long-term borrowings as of March 31, 2001 are as follows:


                                                                                     Maturity less       Maturity greater
                                                                                     than one year         than one year
                                                                                     -------------       ----------------

Marketable securities
         Cost value ......................................................               $ --                $901
         Weighted average return .........................................                 --                 7.3%
         Fair market value ...............................................               $ --                $782

Long-term borrowings
         Amount ..........................................................               $256                $881
         Weighted average interest rate ..................................                7.7%                7.7%
         Fair market value ...............................................               $256                $881

                                       13

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

                 Not applicable.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    THE ARISTOTLE CORPORATION


                                              /s/ John J. Crawford
                             -------------------------------------------
                                              John J. Crawford
                             ITS PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                       CHAIRMAN OF THE BOARD
                                         Date: May 15, 2001


                                               /s/ Paul McDonald
                             -------------------------------------------
                                              Paul McDonald
                             ITS CHIEF FINANCIAL OFFICER AND SECRETARY
                         (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)
                                         Date: May 15, 2001

                                  EXHIBIT INDEX
                                  -------------

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

        Exhibit 3.1--Restated Certificate of Incorporation of The Aristotle Corporation, incorporated herein by reference to Exhibit 3.1 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

        Exhibit 3.2--Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

        Exhibit 4.1--Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws filed as Exhibits 3.1 and
        3.2 are incorporated into this item by reference. See Exhibit 3.1 and
        Exhibit 3.2 above.

        Exhibit 4.2--Registration Rights Agreement dated as of April 11, 1994 between the Registrant and the shareholders listed on Exhibit A thereto, incorporated by reference to an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-4185).

        Exhibit 4.3--Preferred Stock Purchase Agreement dated as of October 22, 1997 between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997.

        Exhibit 4.4--Registration Rights Agreement dated as of October 22, 1997 between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

        Exhibit 4.5--Letter Agreement dated as of September 15, 1997 among The Aristotle Corporation, Aristotle Sub, Inc. and certain stockholders, incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

        Exhibit 4.6--Letter Agreement dated as of February 9, 2000 between The Aristotle Corporation and the Geneve Corporation regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to the Registrant's Report on Form 13D/A dated February 15, 2000.

        Exhibit 4.7--Letter Agreement dated as of April 28, 2000 between The Aristotle Corporation and the Geneve Corporation, modifying the letter agreement between such parties dated as of February 9, 2000, regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to the Registrant's Report on Form 8-K dated May 2, 2000.

        Exhibit 10.1--Stock Option Plan of The Aristotle Corporation, as amended, incorporated herein by reference to Exhibit 10.2 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

        Exhibit 10.2--Form of Stock Option Agreement (for non-employee directors), incorporated herein by reference to Exhibit 10.3 of the 1992 Form 10-K.

        Exhibit 10.3--Form of Incentive Stock Option Agreement (for employees), incorporated herein by reference to Exhibit 10.4 of the 1992 Form 10-K.

        Exhibit 10.4--Settlement and Release Agreement dated as of May 29, 1996 among The Aristotle Corporation, the Federal Deposit Insurance Corporation and certain other interested parties, incorporated herein by reference to Exhibit 10.22 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

        Exhibit 10.5--Stipulation and Agreement of Settlement dated as of May 28, 1996 Re: In Re First Constitution Stockholders Litigation, incorporated herein by reference to Exhibit 10.23 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

        Exhibit 10.6--Stock Purchase Agreement between The Aristotle Corporation and Kevin Sweeney dated as of April 30, 1999, incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation Current Report on form 8-K dated May 4, 1999, as amended.

        Exhibit 10.7--The Aristotle Corporation 1997 Employee and Director Stock Plan, incorporated herein by reference to The Aristotle Corporation Registration Statement on Form S-8 dated December 10, 1997.

        Exhibit 10.8--The Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and Paul McDonald is attached hereto as Exhibit 10.8.