Form 10-K
period 2001-06-30
ARISTOTLE CORP
filed 2001-09-28
CIK 790071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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


                      27 ELM STREET, NEW HAVEN, CONNECTICUT
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                      06510
                                   (ZIP CODE)

                                 (203) 867-4090
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 NOT APPLICABLE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 10, 2001, the aggregate market value of the common stock outstanding of The Aristotle Corporation held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $4,622,904, based on the closing price as reported by the Nasdaq Stock Market. The number of shares outstanding of the Registrant's common stock as of September 10, 2001 was approximately 1.9 million.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

                         FORM 10-K CROSS REFERENCE INDEX
PART I
        Item 1.   Business.......................................................................    1
        Item 2.   Properties.....................................................................    4
        Item 3.   Legal Proceedings..............................................................    4
        Item 4.   Submission of Matters to a Vote of Security Holders............................    4
PART II
        Item 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters............................................................    5
        Item 6.   Selected Financial Data........................................................    6
        Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                         8
        Item 8.   Financial Statements and Supplementary Data....................................   20
        Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure        .                                                               62
PART III
        Item 10.  Directors and Executive Officers of the Registrant.............................   62
        Item 11.  Executive Compensation.........................................................   66
        Item 12.  Security Ownership of Certain Beneficial Owners and Management.................   68
        Item 13.  Certain Relationships and Related Transactions.................................   69
PART IV
        Item 14.  Exhibits, Reports on Form 8-K..................................................   70

                                     PART I

ITEM 1.   BUSINESS

         GENERAL. The Aristotle Corporation ("Aristotle" or the "Company") is a holding company which, through its subsidiaries, develops and manufactures health and medical education teaching aids and computer based training products.

         Simulaids, Inc. ("Simulaids"), a wholly-owned subsidiary, primarily produces manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools.

         Safe Passage International, Inc. ("Safe Passage"), of which Aristotle owns 80% of the outstanding stock, develops and licenses computer based training products to government and industry clients. (Unless the context indicates otherwise, the "Company" includes Aristotle, Simulaids and Safe Passage.)

         BUSINESS STRATEGY. Aristotle's business strategy is to position the Company in the fast growing for-profit education and training industry through the development of Simulaids and Safe Passage and through acquisitions of complementary companies. The following discussion pertains to the Subsidiaries during the fiscal year ended June 30, 2001.

         PRODUCTS. Simulaids designs, manufactures and markets health and medical education teaching aids. Simulaids' proprietary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care. For the most recent year, approximately 71% of Simulaids' total net sales were attributable to manikins and the remaining 29% of total net sales were attributable to simulation kits and other teaching aids. Safe Passage primarily develops and distributes computer based training software focused towards the aviation security and general security industries.

         MARKETING AND DISTRIBUTION. Simulaids' products are marketed and distributed throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency departments and nursing and medical schools. The Simulaids' sales executives, who are full-time employees of the Company, are responsible for marketing the Simulaids' products in the continental United States and employ the services of an affiliate to market internationally. Safe Passage's software products are marketed and distributed throughout the United States and internationally through sales executives, who are full-time employees of the Company, sales agents and manufacturers representatives.

         CUSTOMERS. Simulaids currently sells products under its brand names primarily to distributors. One of Simulaids' customers, Armstrong Medical Industries, individually accounted for approximately 20% of total net sales for fiscal 2001. If this customer substantially reduced the amount of products it purchased from Simulaids, Simulaids' financial condition could be adversely affected. Safe Passage licenses software products under its brand names mainly to security companies and U.S. and foreign government agencies. Two of Safe Passage's customers accounted for approximately 50% of total net sales for fiscal 2001. If any of these customers substantially reduced the amount of products it purchased from Safe Passage, Safe Passage's financial condition could be adversely affected.

         MANUFACTURING AND RAW MATERIALS. Simulaids conducts virtually all manufacturing operations at its facility located in Woodstock, New York. The design and manufacture of the health and medical teaching aids are complex, requiring specialized and sophisticated machinery and tools. Simulaids uses principally plastics in the manufacture of its products. This raw material is generally available from multiple sources and Simulaids currently obtains raw materials from three sources. Simulaids purchases the majority of its raw materials from sources within the United States. In the event that a supplier would no longer be able to supply certain raw materials to Simulaids, Simulaids would have access to substitute raw materials. However, there can be no assurance that Simulaids would have immediate access to these substitute raw materials on a timely basis. Any delays in obtaining raw materials could cause Simulaids to experience delays in production.

         Safe Passage does not manufacture products but is engaged in the design and formation of complex computer based training products which are created in its Rochester, New York facility. Some of its design work is dependent upon the hiring of software consultants in the Rochester area. The availability of software consultants can vary dependent upon the employment market in the Rochester area.

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

         Safe Passage protects its courseware by registering its copyrights with the U.S. Patent Office. Currently Safe Passage holds 22 registered copyrights. Additionally the Safe Passage name is a registered trademark in six countries outside the U.S. Safe Passage also has a patent application pending with the U.S. Patent Office. The patent application involves the capture and integration of images for inclusion in various training applications. While Safe Passage believes that the protection afforded by these intellectual property rights and the law of trade secrets is adequate protection for its products, it is possible for a customer or competitor to copy and duplicate courseware in countries where international intellectual property rights are minimally enforced.

         COMPETITION. The health and medical education teaching aids industry is highly competitive. Simulaids' products compete for customers with numerous manufacturers of well-known brands of teaching products. The principal competitive factors in the health and medical education teaching aids markets are quality, price, and design of products, engineering and customer service. Some of Simulaids' competitors have greater financial and other resources and are, therefore, able to expend more resources and effort than Simulaids in areas such as marketing and product development.

         The technology-based training industry is diverse and generally highly competitive. Safe Passage products compete primarily in the aviation security and general security (protection) markets. Within these market sectors, Safe Passage has two principal competitors. One Safe Passage competitor has greater financial resources and is, therefore, able to expend more resources and effort than Safe Passage in areas such as marketing and product development.

         EMPLOYEES. As of June 30, 2001, the Company employed a total of 82 full-time and 2 part-time, non-union employees. Simulaids employed 64 full-time and 2 part-time, non-union employees. Safe Passage employed 15 full-time, non-union employees. Aristotle employed 3 full-time, non-union employees.

         BANK FINANCING. On September 27, 1999, Simulaids and Citizens Bank of Connecticut ("Citizens") entered into a $2.5 million Credit Agreement. The credit agreement was comprised of three facilities ("Credit Facilities"):
(Amounts in Thousands)

         (a) $1,200 SEVEN-YEAR TERM LOAN - Principal payments are scheduled on a seven-year straight-line amortization. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

         (b) $800 SEVEN-YEAR MORTGAGE - Principal payments are scheduled on a fifteen-year straight-line amortization, with a balloon payment at the seven-year maturity. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

         (c) $500 TWO-YEAR REVOLVING LINE OF CREDIT - Borrowing availability under the line of credit is determined by a borrowing base that is equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum borrowing of $500. There are no scheduled principal payments. The interest rate is charged at the rate of LIBOR plus 175 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

         As of June 30, 2001, the balance outstanding on the term loan was $86 and the balance outstanding on the mortgage was $702. Future monthly principal payments on the term loan and mortgage are $14 and $5, respectively. As of June 30, 2001, Simulaids had not drawn on the line of credit. Subsequent to year-end, Simulaids elected not to extend its line of credit with Citizens.

         BACKGROUND REGARDING ARISTOTLE. Aristotle was organized in 1986 and is chartered in the State of Delaware. Aristotle is the former holding company of First Constitution Bank (the "Bank"), which was initially Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. On April 14, 1993, Aristotle changed its name from First Constitution Financial Corporation to "The Aristotle Corporation."

         On April 11, 1994, Aristotle acquired 97% of The Strouse, Adler Company ("Strouse") through its subsidiary, Aristotle Sub. Inc. ("ASI") pursuant to the terms of a Capital Contribution Agreement and certain other agreements (the "Strouse Acquisition"). As a result of the Strouse Acquisition, Aristotle owned approximately 97% of the issued and outstanding common stock of ASI, which in turn owned all of the outstanding capital stock of Strouse. In May 1994, Aristotle effectuated a one for ten reverse stock split. On January 2, 1998, ASI was merged into Aristotle (the "ASI Merger") and, accordingly, Strouse became a wholly-owned subsidiary of Aristotle. On June 30, 1998, Aristotle sold substantially all the assets of Strouse, which subsequently changed its name to S-A Subsidiary, Inc. ("S-A Subsidiary").

         On April 30, 1999, Aristotle acquired all the outstanding stock of Simulaids. On September 14, 2000, Aristotle acquired 80% of the outstanding stock of Safe Passage.

ITEM 2.   PROPERTIES

         Aristotle's executive office occupies a 1,500 square foot office in New Haven, Connecticut that is leased from 27 Elm Street, LLC for rent of approximately $10.18 per square foot. Simulaids' office is located at 12 Dixon Avenue, Woodstock, New York and is comprised of two buildings totaling 72,800 square feet. Both buildings are owned by Simulaids and constitute office and manufacturing space. Safe Passage's 6,700 square foot office is located at 333 Metro Park, Rochester, New York which is leased from Metro Business Complex for rent of approximately $10.70 per square foot.

ITEM 3.   LEGAL PROCEEDINGS

         Aristotle is not a party to any material legal proceedings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and Note 7 - "Income Taxes" to the Consolidated Financial Statements with regard to the status of the Aristotle's claims for tax refunds from the Internal Revenue Service.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended June 30, 2001.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Aristotle's Common Stock is listed for trading on the NASDAQ SmallCap Market under the symbol "ARTL." The table below sets forth the high and low sale prices per share of Common Stock during the fiscal quarters indicated.

                                                                      MARKET PRICE $
                                                                      --------------
                                                             HIGH                         LOW
                                                            ------                       -----
     FISCAL YEAR ENDED JUNE 30, 2001:
         June 30.........................                    9.000                       5.510
         March 31.........................                   6.625                       5.250
         December 31......................                   7.625                       5.000
         September 30.....................                   7.250                       4.875

     FISCAL YEAR ENDED JUNE 30, 2000:
         June 30..........................                   9.625                       3.500
         March 31.........................                   5.438                       3.000
         December 31......................                   5.500                       3.750
         September 30.....................                   6.500                       5.000

         As of September 6, 2001, there were approximately 2,300 stockholders of record and, according to the Company's estimates, 1,600 additional beneficial stockholders. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 1 of the Notes to Consolidated Financial Statements.

         The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

               SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following are selected consolidated financial data for Aristotle and Strouse, (now known as S-A Subsidiary) on a consolidated basis for the fiscal years ended June 30, 1997 and 1998 and also includes Simulaids for the fiscal years ended June 30, 1999, 2000 and 2001, and Safe Passage for the year ended June 30, 2001. Aristotle formed ASI in 1993 and acquired Strouse (the "Strouse Acquisition") in 1994. All references in the following discussion to the "Company" include Aristotle, S-A Subsidiary, ASI, Simulaids and Safe Passage. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                      1997          1998          1999         2000         2001
                                                    --------      --------      --------     --------     --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales...................................       $       -     $       -     $     966    $   6,887    $   8,147
Costs and expenses:
       Costs of goods sold..................               -             -           789        3,949        4,176
       Selling, general and administrative..             649           685         1,250        2,168        3,507
       Goodwill amortization................               -             -            39          228          428
       Nonrecurring tax claim contingency fee              -           480             -            -            -
                                                    --------      --------      --------     --------     --------
Operating income (loss).....................            (649)       (1,165)       (1,112)         542           36

Other income (expense):
  Investment and interest income............             146           151           725          337          354
  Interest expense..........................              (9)           (5)          (32)        (174)        (115)
  Equity loss in unconsolidated subsidiary                 -             -             -            -          (14)
                                                    --------      --------      --------     --------     --------

Income (loss) from continuing operations
  before income taxes and minority interest.            (512)       (1,019)         (419)         705          261

Provision for (Benefit from)  income
    taxes (1)...............................             (32)        1,182           (89)         (31)         (79)
                                                    --------      --------      --------     --------     --------

Income (loss) from continuing operations
before minority
  interest..................................            (544)          163          (508)         674          182

Minority interest...........................            (175)          (72)            -            -           36
                                                    --------      --------      --------     --------     --------

Income (loss) from continuing operations....            (719)           91          (508)         674          218

Discontinued operations:
  Income from operations of
    Strouse.................................             732           624             -            -            -
  Gain on sale of Strouse...................               -           873           911            -            -
                                                    --------      --------      --------     --------     --------
Net income .................................              13         1,588           403          674          218


Preferred dividends.........................               -           126           233          109            -
                                                    --------      --------      --------     --------     --------

Net income applicable to common shareholders        $     13      $  1,462      $    170     $    565     $    218
                                                    ========      ========      ========     ========     ========


DILUTED EARNINGS PER COMMON SHARE:
  Continuing operations.....................        $  (0.65)     $  (0.03)     $  (0.60)    $    .37     $    .11
  Discontinued operations...................            0.66          0.54             -            -            -
  Gain on sale of discontinued operations...               -          0.75          0.74            -            -
                                                    --------      --------      --------     --------     --------
  Net income................................        $   0.01      $   1.26      $   0.14     $    .37     $    .11
                                                    ========      ========      ========     ========     ========

  Weighted average shares ..................       1,100,700     1,151,920     1,226,144    1,834,968    1,921,560

CONSOLIDATED BALANCE SHEET DATA:
Total assets................................        $ 20,381      $ 14,582      $ 18,485     $ 15,211     $ 14,908
Stockholders' equity........................           6,511         8,455         8,608       11,947       12,368
Long-term debt..............................           1,670             -           111        1,672          702


(1) Income tax benefit for the year ended June 30, 1998 includes a tax refund received resulting from a tax loss carryback claim.

                      SELECTED FINANCIAL DATA OF SIMULAIDS
                             (AMOUNTS IN THOUSANDS)

         The following are selected financial data for Simulaids, on a stand alone basis, for the fiscal years ended December 31, 1998 and June 30, 1998, 1999, 2000, and 2001. The selected financial data for the fiscal years ended June 30, 1998 and 1999 have not been audited. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                           FISCAL YEAR ENDED                FISCAL YEARS ENDED JUNE 30,
                                             DECEMBER 31,          ---------------------------------------------
                                             ------------
                                             (UNAUDITED)

                                                1998                 1998          1999       2000         2001
                                                ----                 ----          ----       ----         ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales                                     $ 5,860              $ 5,527       $ 5,944    $ 6,887      $ 7,595
Costs and expenses:
     Costs of goods sold....................    3,266                3,121         3,381      3,949        4,153
     Selling, general and administrative....    1,433                1,418         1,486      1,502        1,651
     Goodwill amortization..................        -                    -            39        228          228
                                              -------              -------       -------    -------      -------
      Operating income......................    1,161                  988         1,038      1,208        1,563

Other income (expense):
  Interest and other income-net.............       27                   40            12         13           38
  Interest expense .........................      (11)                 (13)          (12)      (165)        (113)
                                              -------              -------       -------    -------      -------

Income from continuing operations
  before income taxes ......................    1,177                1,015         1,038      1,056        1,488

Provision for income taxes .................      (14)                  (9)         (101)      (492)        (673)
                                              -------              -------       -------    -------      -------

     Net income ............................  $ 1,163              $ 1,006       $   937    $   564      $   815
                                              =======              =======       =======    =======      =======


CONSOLIDATED BALANCE SHEET DATA:
Total assets................................  $ 3,213              $ 3,139       $ 8,743    $ 9,208      $ 8,388
Stockholders' equity........................    3,081                2,871         8,350      6,885        7,079
Long-term debt..............................  $     -              $    96       $   111      1,672          702

-----------------------


Interest and other income-net includes the Video Store business of Simulaids through April 30, 1999 even though the Video Store business was not purchased by Aristotle. The Video Store Business and related assets were distributed to the former stockholder of Simulaids on April 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL

         This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the fiscal year ended June 30, 2001, as compared to the fiscal year ended June 30, 2000, and the fiscal year ended June 30, 2000, as compared to the fiscal year ended June 30, 1999. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-K.

         On April 30, 1999, Aristotle acquired all of the outstanding stock of Simulaids. Simulaids was Aristotle's only operating subsidiary during the period ended June 30, 2000. On September 14, 2000, Aristotle acquired 80% of the outstanding stock of Safe Passage.

         Aristotle ended the June 30, 2001 fiscal year with net sales of $8,147 and net income of $218 versus prior year net sales of $6,887, an increase of $1,260 or 18.3%, and net income of $565, a decrease of $347 or 61.4%. Excluding the impact of the amortization of goodwill, fiscal 2001 earnings would have been $646 compared with $793, for fiscal 2000, a decrease of $147 or 18.5%.

         During the fiscal year ended June 30, 2001, Simulaids continued to perform well with net sales of $7,595 and net income of $815 versus prior year net sales of $6,887, an increase of $708 or 10.3%, and net income of $564, an increase of $251 or 44.5%. Excluding the impact of the amortization of goodwill, the fiscal 2001 net income would have been $1,043 compared with $792, an increase of $251 or 31.7%. The Simulaids' sales growth was experienced with both domestic and export distributors and across most major product categories.

         Safe Passage performed significantly below expectations with net revenues of $552 and a net loss of $905 in fiscal 2001. Excluding the impact of the amortization of goodwill, the total year loss would have been $705. Safe Passage's negative fiscal 2001 operating results were a result of significantly lower revenues than originally forecasted. In particular, actual revenues derived from transactions with the Federal Aviation Administration ("FAA"), a primary customer of Safe Passage, were negatively impacted by delays in the awarding of certain FAA contracts. Safe Passage currently anticipates that certain of such contracts will be awarded in the quarter ended December 31, 2001. If there are additional delays in the awarding of such contracts, or if the amount of such contracts awarded to Safe Passage is significantly less than anticipated, the fiscal 2002 operating results of Safe Passage could be materially impacted and additional operating losses may be recognized.

RESULTS OF OPERATIONS OF THE COMPANY

FISCAL YEAR ENDED JUNE 30, 2001 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30,
2000

         The Company's net sales of $8,147 for the fiscal year ended June 30, 2001 increased 18.3% or $1,260 as compared to net sales of $6,887 for the fiscal year ended June 30, 2000. The increase in revenues principally reflect revenue growth at Simulaids of $708, which experienced increases with both domestic and export distributors and increased revenues across most major product categories. In addition, during the fiscal year 2001, the acquisition of Safe Passage resulted in additional revenues of $552.

         Gross profit for the fiscal year ended June 30, 2001 of $3,971 increased 35.2% or $1,033 versus gross profit for the prior fiscal year of $2,938. The increase in gross profit reflected higher sales and improved plant efficiency for Simulaids, which generated $504 of increased gross profit, and nine months of gross profit of $529 for Safe Passage that was acquired in September of 2000. In addition, the gross margin in fiscal 2001 improved from 42.7% in the prior year to 48.7% in the current fiscal year. This improvement reflected improved manufacturing efficiency for Simulaids and high margins generated by the Safe Passage business.

         The Company's selling, product development, general and administrative expenses for the fiscal year ended June 30, 2001 increased by 61.8% or $1,339 to $3,507 compared to $2,168 for the prior fiscal year. The increase principally reflected expenses of Safe Passage of $1,269, which included $499 of product development costs, since the date of acquisition, commission expenses of $89 paid to an affiliate for sales to international customers and increased advertising of $36, partially offset by decreased professional fees of $65.

         Goodwill amortization of $428 for the current fiscal year increased by $200, or 87.7%, as compared to fiscal 2000 goodwill amortization of $228. The increase in goodwill amortization resulted from the acquisition of Safe Passage in September 2000. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The timing and amount, if any, of FAA contract awards to Safe Passage, anticipated to be awarded in the quarter ended December 31, 2001, will be a significant consideration in assessing any potential Safe Passage goodwill impairment during fiscal 2002.

         Investment and interest income was $354 and $337 for the twelve months ended June 30, 2001 and 2000, respectively. The increase in 2001 mainly reflects higher returns on investment balances and gains on the sale of marketable securities. The income for the twelve months ended June 30, 2001 and 2000 was principally generated by short-term cash investments and corporate bonds.

         Interest expense for the twelve months ended June 30, 2001 decreased to $115 from $174 in the corresponding twelve months ended June 30, 2000. The decrease reflected lower debt levels due to principal payments made during the prior twelve months.

         The equity loss in an unconsolidated subsidiary of $14 in the current fiscal year represented the Company's 50% portion of the results of an on-line continuing medical education joint venture with Quinnipiac University.

         The income tax provision for the twelve months ended June 30, 2001 was $79 compared to $31 for the twelve months ended June 30, 2000. The tax provision primarily represents state taxes due to the utilization of federal net operating loss carryforwards to offset federal taxable income.

         There were no preferred dividends for the twelve months ended June 30, 2001 compared to $109 for the twelve months ended June 30, 2000. The decrease was due to the conversion of all shares of Aristotle Preferred Stock into shares of Common Stock from February 2000 through May 2000.

RESULTS OF OPERATIONS OF THE COMPANY

FISCAL YEAR ENDED JUNE 30, 2000 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30,
1999

         The Company's net sales of $6,887 for the fiscal year ended June 30, 2000 increased by $5,921 as compared to net sales of $966 for the fiscal year ended June 30, 1999. The increase in sales reflects twelve months of sales for Simulaids in the current fiscal year versus two months of sales for Simulaids in the prior year.

         Gross profit for the current fiscal year of $2,938 increased by $2,761 versus gross profit for the prior fiscal year of $177. The increase in gross profit reflects twelve months of gross profit for Simulaids in the current fiscal year versus two months of gross profit for Simulaids in the prior year. In addition, the gross margin in fiscal 1999 reflects a nonrecurring impact of the application of purchase accounting at the date of the acquisition that resulted in a $259 fair value adjustment to the purchased inventory. This purchase accounting adjustment was expensed in the period ended June 30, 1999 as the corresponding inventory was sold.

         The Company's selling, product development, general and administrative expenses for the fiscal year ended June 30, 2000 increased by $918 to $2,168 compared to $1,250 for the prior fiscal year. The increase principally reflects twelve months of expenses for Simulaids in the current fiscal year versus two months of expenses for Simulaids in the prior year, partially offset by a reduction in professional fees.

         Goodwill amortization for the current fiscal year of $228 increased by $189 versus goodwill amortization for the prior fiscal year of $39. The increase in goodwill amortization reflects twelve months of amortization in the current fiscal year versus two months of amortization in the prior year.

         Investment and interest income was $337 and $725 for the twelve months ended June 30, 2000 and 1999, respectively. The decrease in fiscal year 2000 mainly reflects redemption of marketable securities in which the proceeds were used to partially finance the acquisition of Simulaids in April 1999. The income for the twelve months ended June 30, 2000 and 1999 was principally generated by short-term cash investments and corporate bonds.

         Interest expense for the twelve months ended June 30, 2000 increased to $174 from $32 in the corresponding twelve months ended June 30, 1999. The increase reflected interest expense on the bank funds used in the acquisition of Simulaids that were utilized for twelve months in the current fiscal year versus two months in the prior year.

         The income tax provision for the twelve months ended June 30, 2000 was $31 compared to $89 for the twelve months ended June 30, 1999. During the twelve months ended June 30, 2000, the Company recorded a tax provision related to state taxes. During the twelve months ended June 30, 1999, the Company recorded a tax provision related to state taxes and a provision for taxes due on the built-in gain on assets purchased in the acquisition of Simulaids.

         Preferred dividends were $109 for the twelve months ended June 30, 2000 compared to $233 for the twelve months ended June 30, 1999. The decrease was principally due to the conversion of all shares of Aristotle Preferred Stock into shares of Common Stock from February 2000 to May 2000. Preferred dividends represented dividends paid or accrued on outstanding

Series E, F, G and H Aristotle Preferred Stock. The shares of Series E Aristotle Preferred Stock were issued to Geneve Corporation, Aristotle's principal shareholder, in January 1998, and shares of the Series F, G and H Aristotle Preferred Stock were issued in 1998 in connection with the acquisition of Strouse, which company was subsequently sold to The Sara Lee Corporation in June 1998.

RESULTS OF DISCONTINUED OPERATIONS OF THE COMPANY

FISCAL YEAR ENDED JUNE 30, 2000 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30,
1999

         Gain on the sale of Strouse of $911 for the year ended June 30, 1999 reflects adjustments which resulted from a $48 charge related to a final purchase price adjustment based on the net book value of net assets acquired by Sara Lee, a $41 charge related to additional transaction costs in excess of management's original estimate and $1,000 of additional gain resulting from the final determination of the ultimate tax obligations resulting from the sale.

RESULTS OF OPERATIONS OF SIMULAIDS, ON A STAND ALONE BASIS

TWELVE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 2000

         Simulaids' net sales for the twelve months ended June 30, 2001 increased 10.3% to $7,595, compared to net sales of $6,887 for the prior year. The increase was primarily due to growth with both domestic and export distributors and across most major product categories. Price increases initiated during the year increased sales by $50.

         Simulaids' gross profit for the twelve months ended June 30, 2001 increased 17.2% to $3,442 from $2,938 for the prior year, and the gross margin percentage increased to 45.3% from 42.7%. The increase in gross profit and gross margin was principally due to the sales increase and improved plant efficiency.

          Operating expenses include selling, general and administrative and product development expenses. Operating expenses for the twelve months ended June 30, 2001 were $1,651 versus $1,502 for the twelve months ended June 30, 2000. The $149, or 9.9%, increase was principally a result of commission expenses of $89 to an affiliate for sales to international customers and increased advertising of $36.

         Investment and interest income was $37 and $13 for the twelve months ended June 30, 2001 and 2000, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

         Interest expense for the twelve months ended June 30, 2001 decreased to $113 from $165 in the prior year. The decrease reflected lower debt levels due to principal payments made during the prior twelve months.

         The provision for income taxes for the twelve months ended June 30, 2001 was $673 versus $492 for the prior year. Income taxes represent provisions made pursuant to the tax sharing agreement with its parent, Aristotle. The increase in the income tax provision reflects higher income in 2001 versus 2000.

TWELVE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 1999

         Simulaids' net sales for the twelve months ended June 30, 2000 increased 15.9% to $6,887, compared to net sales of $5,944 for the prior year. The increase was primarily due to higher volume of manikin sales to existing domestic and international distributors.

         Simulaids' gross profit for the twelve months ended June 30, 2000 increased to $2,938 from $2,563 for the prior year (a 14.6% increase), and the gross margin percentage decreased to 42.7% from 43.1%. The increase in gross profit was principally due to the sales increase.

         Operating expenses include selling, general and administrative and product development expenses. Operating expenses for the twelve months ended June 30, 2000 were $1,502 versus $1,486 for the twelve months ended June 30, 1999. The $16, or 1.1%, increase was principally a result of increases in advertising, sales promotion, and selling compensation partially offset by reductions in administrative compensation.

         Goodwill amortization for the twelve months ended June 30, 2000 of $228 increased by $189 versus goodwill amortization for the twelve months ended June 30, 1999 of $39. The increase in goodwill reflects twelve months of amortization in the twelve months ended June 30, 2000 versus two months of amortization in the prior year.

         Investment and interest income was $13 and $12 for the twelve months ended June 30, 2000 and 1999, respectively. Fluctuations in investment and interest income generated each year were a direct result of the cash balances maintained in the business.

          Interest expense for the twelve months ended June 30, 2000 increased to $165 from $12 in the prior year. The increase in interest expense primarily resulted from increased borrowing levels under bank loans established as part of the acquisition of Simulaids.

         The provision for income taxes for the twelve months ended June 30, 2000 was $492 versus $101 for the prior year. Income taxes represent provisions made pursuant to the tax sharing agreement with its parent, Aristotle. The increase in the income tax provision reflects twelve months with a tax sharing agreement with its parent for the twelve months ended June 30, 2000 versus two months with a tax sharing agreement with its parent and ten months as a "S" Corporation in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, Aristotle had $4,149 in cash and cash equivalents versus $4,951 at June 30, 2000, a decline of 16.2%. Cash consumed during the twelve months ended June 30, 2001 was principally used to fund the Safe Passage acquisition of $1,927 and to reduce debt by $1,149, partially offset by cash provided by the sale of marketable securities of $1,173 and operating activities of $1,368. The overall decrease in cash and cash equivalents of $802 is detailed below.

         The Company generated cash of $1,368 from operations during the fiscal year ended June 30, 2001 and provided net cash of $1,757 from operations for the fiscal year ended June 30, 2000. During fiscal 2001, the generation of cash from operations was principally the result of earnings plus depreciation and amortization of $881, increased accounts payable and accrued expenses of $146 and the receipt of tax refunds totaling $123. During fiscal 2000, the generation of cash from operations was principally the result of earnings plus depreciation and amortization of $1,100 and the receipt of tax refunds totaling $1,027.

         The Company used $1,062 in investing activities for the fiscal year ended June 30, 2001 and generated $910 from investing activities in the fiscal year ended June 30, 2000. During fiscal 2001, the utilization of cash was principally due to the acquisition of Safe Passage of $1,927, capital expenditures of $297, and the net investment of $11 for the development of an on-line continuing medical education program with Quinnipiac University, partially offset by the sale of marketable securities of $1,173. During fiscal 2000, the generation of cash principally reflected the redemption of marketable securities of $991.

         Financing activities utilized cash of $1,125 for the fiscal year ended June 30, 2001 and of $3,565 for the fiscal year ended June 30, 2000. Funds used in fiscal 2001 primarily reflect the reduction of debt by $1,149. Funds used in fiscal 2000 were primarily for the repayment of borrowings of $3,212, the repurchase of shares of Aristotle Preferred Stock of $136 and the payment of dividends on Aristotle Preferred Stock of $163.

         Capital resources in the future are expected to be used for the development of the Simulaids and Safe Passage businesses and to acquire additional companies. The Company anticipates that there will be sufficient financial resources to meet projected working capital and other cash requirements at least for the next twelve months.

INCOME TAXES

         At June 30, 2001, Aristotle had $49,500 of federal net operating loss carryforwards, which expire through 2011, and $1,300 of state net operating loss carryforwards, which expire through 2004.

         In September 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000 with respect to its stock in the First Constitution Bank (the "Bank") which previously was Aristotle's only subsidiary and which, on October 2, 1992, was seized by the FDIC. As a result of such amended return, the Company has also claimed tax refunds of approximately $10,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $25,300 and the Company's aggregate Federal net operating loss carryforwards would be reduced from $49,500 to $27,500.

         During 1997, the Company filed a carryback claim related to its 1996 tax year. In connection therewith, the Company received $1,919 for which the Company recorded an income tax benefit of $1,199, which is net of a $720 reserve. In addition, upon receipt of such refund, the Company was obligated to pay $480 as a result of a contingent fee arrangement entered into in connection with this income tax refund claim.

         On its return for 1992 as originally filed, the Company made elections under provisions set forth in regulations proposed by the Internal Revenue Service in April 1992 as guidance for the application of Section 597 of the Internal Revenue Code of 1986, as amended and under Section 1.1502-20(g)(1) of the Federal Income Tax Regulations to (i) disaffiliate from the former Bank for Federal income tax purposes and (ii) reattribute net operating losses of the former Bank in excess of $81,000 to the Company. The application of the tax law with respect to the Company's election to disaffiliate from the former Bank and to reattribute the former Bank's net operating losses to the Company is not certain and, therefore, there is no assurance that the

Company could succeed to any of the former Bank's net operating losses. Moreover, the reattribution to the Company of the former Bank's net operating losses may be limited if the position taken by the Company on its amended returns is allowed.

         As anticipated and as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, the Company received from the Internal Revenue Service a letter disallowing the two carryback claims filed on its amended 1992 return and on its 1996 return. This disallowance at the field examination level was not unexpected by the Company. The Company continues to believe the claims have merit and, therefore, the Company will continue to pursue its case at the Internal Revenue Service Appellate level. The ultimate outcome of this proceeding is uncertain at this time. Notwithstanding the Company being entitled to a net operating loss carryforward arising from, or with respect to its interest in, the former Bank, its ability to utilize such carryforward is dependent upon many factors including (i) the realization of taxable income by the Company, and (ii) avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change," the tax loss carryforwards available to the Company would be significantly reduced or eliminated. Accordingly, neither the refund claim nor the future benefit of these remaining net operating loss carryforwards have been reflected as tax assets in the accompanying consolidated financial statements.

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

RECENT DEVELOPMENTS

         Discussions between Geneve Corporation ("Geneve") and the Company are continuing concerning a possible stock merger of the Company with Nasco International, Inc. ("Nasco"), a large operating subsidiary of Geneve. Nasco is a manufacturer and worldwide distributor of products primarily to the education and health markets. Nasco is headquartered in Fort Atkinson, Wisconsin. There is no assurance that a merger transaction will be consumated. Geneve, a privately held entity, currently owns approximately 51% of Aristotle's Common Stock. Two principals of Geneve are currently directors of Aristotle.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors as more fully detailed below. As a result, Aristotle's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties below and discussed throughout this report.

RISKS RELATING TO ARISTOTLE'S AND ITS SUBSIDIARIES' BUSINESS, INDUSTRY, STRATEGY AND OPERATIONS

         INFLUENCE BY EXISTING STOCKHOLDERS. Geneve and certain of its affiliates beneficially own approximately 51% of the issued and outstanding capital stock of Aristotle. Geneve is subject to certain voting limitations through January 1, 2003, including the obligation to exercise its voting rights and privileges of those shares that exceed 30% of the then outstanding voting securities for and against any proposal related to the election of directors or the appointment of auditors in the same percentage as all other voting securities in Aristotle were voted for and against such proposal in a preliminary vote taken for this purpose. Geneve and its affiliates collectively have the ability to determine the outcome of certain other corporate actions requiring stockholder approval, including the merger of Aristotle with or into another company, a sale of substantially all of Aristotle's assets and amendments to Aristotle's Certificate of Incorporation.

         MAINTENANCE OF PRESENT GROWTH. Aristotle's revenue growth rate in the future may not approach the level attained in prior years. Operating expenses are expected to increase from historical levels. Because of the fixed nature of a significant portion of such expenses, coupled with the possibility of slower revenue growth, operating margins may decrease from historical levels

         DEPENDENCE ON KEY PERSONNEL. Aristotle provides oversight and minimal operating support to its subsidiaries and limits its services principally to supplying accounting and administration services to its subsidiaries. For this reason, Aristotle has not needed the services of additional management beyond its two executive officers. As Aristotle continues to grow, it may require the services of additional executives.

         The performance of Aristotle's subsidiaries is substantially dependent on the continued services and performance of their senior management and other key personnel, particularly John T. McNeff, Vice President of Simulaids, and James S. Viscardi, President of Safe Passage. Neither Simulaids nor Safe Passage maintains key man life insurance on its senior management or key personnel. Aristotle's performance also depends upon its ability to continue to retain and motivate other officers and key employees. The loss of the services of, and the failure to promptly replace, any of executive officers or other key employees could have a material adverse effect on the business, prospects, financial condition and results of operations of either Simulaids or Safe Passage, as the case may be. The future success of each subsidiary also depends on the subsidiary's ability to continue to identify, attract, hire, train, retain and motivate other highly skilled managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that Aristotle or its subsidiaries will be able to continue to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a material adverse effect on the business, prospects, financial condition and results of operations of each subsidiary and, accordingly, Aristotle.

         DEPENDENCE ON MAJOR CUSTOMERS Aristotle's revenues have been, and for a substantial period of time in the future likely will be, largely derived from the sale of its subsidiaries' products and services to a small number of major customers. During the last two fiscal years, Simulaids had two major customers, who accounted for approximately 40% of its sales. Similarly, Safe Passage had one major customer over the last two years, the FAA, which accounted for approximately 25% of its sales. Sales to the FAA in fiscal year 2001 declined by 72%. The FAA has delayed the award of new contracts for Safe Passage's computer-based security training products.

         No assurances can be given that such customers will continue to do business with Simulaids and Safe Passage, respectively, or that the volume of their orders for such products and services will increase or remain constant. The loss of any major customer, or a significant reduction in the volume of its orders for the products and services of, or such customer's inability to pay its obligations to, the subsidiaries, will have a material adverse impact on the operations of each subsidiary and, accordingly, Aristotle. In addition, if the FAA does not award new contracts to Safe Passage, it could have a material impact on the operating results of the Company, as well as having a negative impact on the Company's assessment of any potential impairment of the goodwill resulting from the Safe Passage acquisition.

         COMPETITION. The market for the products and services of each of the subsidiaries is constantly evolving and growing rapidly. Barriers to entry are relatively insubstantial. Some of both Simulaids' and Safe Passage's existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint and make more attractive offers to potential employees and partners. Furthermore, growing competition may result in reduced revenue, gross margins or market share for the subsidiaries, any one of which could have a material adverse effect on Aristotle's business and results of operations.

         CHANGING TECHNOLOGY. Aristotle's success depends on the ability of Simulaids and Safe Passage to enhance existing products, develop new products and technologies that address the increasingly sophisticated and varied needs of customers and its ability to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. There can be no assurance that Simulaids and Safe Passage will successfully develop, license or acquire and implement new technologies or adapt its proprietary technology and products to customer requirements or emerging industry standards. If Aristotle's subsidiaries are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, Aristotle's business, prospects, financial condition and results of operations would be materially adversely affected.

         INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS. Each of Simulaids and Safe Passage relies upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain its respective competitive position. Simulaids and Safe Passage seek to protect such information, in part, by confidentiality agreements with their corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with Simulaids or Safe Passage is to be kept confidential and not disclosed to third parties except in specific circumstances. Simulaids and Safe Passage have endeavored to cause their respective employees to execute Confidentiality and Inventions Agreements, which provide that, to the extent permitted by applicable law, all inventions conceived by the individual during the individual's employment are the exclusive property of the respective company. There can be no assurance that these agreements will not be breached, that there exists adequate remedies for any breach, or that the trade secrets of Simulaids and Safe Passage will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the subsidiaries will be able to protect their respective trade secrets and copyrights, or that others will not independently develop substantially equivalent proprietary information and techniques. Furthermore, the laws of some of the countries that the subsidiaries compete in may not protect our intellectual property rights to the same extent, as do the laws of the United States.

         PRODUCT LIABILITY. The manufacture and sale of training aids for emergency, medical and rescue personnel by Simulaids entails an inherent risk of product liability. Furthermore, as a provider of security service training, Safe Passage could face potential liability claims in the event of any actions or negligence of security personnel which could be linked to Safe Passage training procedures. There can be no assurance that product liability insurance is adequate to cover potential claims or that Simulaids or Safe Passage, as the case may be, will be able to obtain product liability insurance on acceptable terms in the future or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. A successful claim brought against either Simulaids or Safe Passage in excess of its insurance coverage, or any material claim for which insurance coverage was denied or limited, could have material adverse effect on Simulaids' or Safe Passage's business, results of operations, and financial condition.

         RISKS ASSOCIATED WITH INTERNATIONAL SALES. International sales are subject to certain risks not inherent in the domestic sales of Simulaids and Safe Passage, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences, difficulties or delays in developing and supporting non-English language versions of certain products and services and the burdens on customers of complying with a variety of applicable laws. All of these factors may suppress demand for the services and products of the subsidiaries. The impact of such factors on business is inherently unpredictable. There can be no assurance that these factors will not have a material adverse effect upon the subsidiaries' revenues from international sales and, consequently, the business, prospects, financial condition and results of operations.

         NEW PRODUCT OFFERING. Safe Passage has recently begun the product launch of a hosted Internet-based learning solution. Accordingly, Safe Passage is in the initial phase of rolling out its new Web-based services and is subject to certain risks inherent in launching new products and services. Safe Passage has relatively limited experience with these Web-based products, which makes its historical results of limited value in predicting the potential success of this initiative. The ultimate success of this initiative will depend on Safe Passage's ability to build-out and maintain its on-line learning infrastructure, to market and sell the new Web-based solutions to existing and prospective customers, to create a significant subscriber base for Web-based educational programs, to host, operate and manage its destination site, and to attract and retain key management and technical personnel. Sage Passage's decision to develop, market and support a Web-based version of its software training products is predicated on the assumption that the demand for such services will be large enough to permit Safe Passage to operate profitably. There can be no assurance that its assumption will be correct or that it will be able to successfully compete as a provider of such Web-based service. If its assumption is not accurate, or if it is unable to compete as a provider of Web-based training services, Safe Passage's, and Aristotle's business, prospects, financial condition and results of operations may be materially adversely affected. Moreover, to the extent that Safe Passage is successful in its efforts to enter into agreements with customers for the purchase of its new Web-based solution, those arrangements are expected to have accounting and operating consequences that would be materially different from Safe Passage's traditional software licensing arrangements.

         RELIANCE ON KEY SUPPLIERS. Simulaids currently purchases several key raw materials, including petroleum, used in its products from single or limited sources of supply. Simulaids has no guaranteed supply arrangements for any of these materials, which it generally purchases through purchase orders. As a result, these suppliers could terminate the supply of these materials at any time without penalty. Simulaids' failure to obtain these materials or other single or limited-source materials could delay or reduce its product shipments, which could result in lost orders, increased costs, and reduced control over quality and delivery schedules. A failure to obtain these materials also could require Simulaids to redesign its products. If a significant supplier became unable or unwilling to continue to ship materials in required volumes, Simulaids would have to identify and qualify an acceptable replacement. A delay or reduction in shipments caused by a need to identify and qualify replacement suppliers or a significant increase in Simulaids' need for material that cannot be met on acceptable terms could cause customers to cancel orders and would harm Simulaids' and accordingly Aristotle's business.

         ABSENCE OF DIVIDENDS. Aristotle has not, in recent years, paid dividends with respect to its Common Stock, and it is unlikely that Aristotle will pay any dividends with respect to its Common Stock in the foreseeable future.

         ANTI-TAKEOVER PROVISIONS. Certain provisions of Aristotle's charter documents, such as authorization of "blank check" preferred stock, restrictions on certain transfers of Common Stock and election of a classified board of directors to staggered three year terms, could have the effect of discouraging certain attempts to acquire Aristotle or remove directors even if some of Aristotle's stockholders deem such an attempt to be in Aristotle's and their best interests. Management and the affiliates of Aristotle's may be deemed to have effective control of Aristotle, which may give management and such affiliates the ability to influence the election of directors and other stockholder actions.

         TAX REFUND CLAIM. In 1997, the Company received a refund in the amount of $1.9 million for a net operating loss carryback claim related to its 1996 tax year. The refund is currently being reviewed by the Internal Revenue Service. The Company has recorded a cash asset, net of reserves, with regard to such refund of $719,000. To the extent that any portion of the refund in excess of the amount reserved is disallowed by the Internal Revenue Service, or the Company enters into an agreement with the Internal Revenue Service to such effect, the Company's cash position, net worth, and earnings would be adversely affected.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MATERIAL RISK

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

QUANTITATIVE

The Company's marketable securities and short-term borrowings as of June 30, 2001 are as follows:

                                                  Maturity less             Maturity greater
                                                  than one year              than one year
                                                  -------------              -------------
Marketable securities
         Cost value                                $      -                    $    901
         Weighted average return                          -                         7.0%
         Fair market value                         $      -                    $    795

Short-term borrowings
         Amount                                    $    169                    $    702
         Weighted average interest rate                 6.1%                        6.1%
         Fair market value                         $    169                    $    702

NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") which will eliminate the pooling of interest method of accounting for acquisitions. SFAS No. 141 is effective for all acquisitions initiated after June 30, 2001.

         In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" to be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on July 1, 2001. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Upon the adoption of SFAS No. 142, the Company will no longer record amortization of goodwill. For the year ended June 30, 2001, the Company recorded $428 of goodwill amortization. The Company is required to apply the initial fair value test by December 31, 2001. The Company has not yet determined whether the initial fair value test of the goodwill reflected in the accompanying consolidated balance sheets will result in any impairment charges.

         The Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The Company adopted EITF 00-10 in the fourth quarter of fiscal 2001 and has reclassified approximately $177, $174 and $19 to revenue for the years ended June 30, 2001, 2000 and 1999, respectively.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company and its subsidiaries, together with the related Notes to Consolidated Financial Statements and the report of independent accountants; the Financial Statements of Simulaids for the four months ended April 30, 1999, together with the related Notes to Financial Statements and the report of independent accountants; the Financial Statements of Simulaids for the years ended December 31, 1998, 1997, and 1996, together with the related Notes to Financial Statements and the report of independent accountants, are set forth below.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF JUNE 30, 2001 AND 2000

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of The Aristotle Corporation:




We have audited the accompanying consolidated balance sheets of The Aristotle Corporation (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.



Hartford, Connecticut
August 31, 2001

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
As of June 30, 2001 and 2000
(dollars in thousands, except for share data)

                                                                                   2001                 2000
ASSETS

Current assets:
   Cash and cash equivalents                                                  $        4,149       $       4,951
   Marketable securities, at market value                                                795               1,806
   Accounts receivable                                                                   651                 465
   Inventories                                                                           854                 928
   Tax receivable                                                                          -                 123
   Other current assets                                                                  121                 128
                                                                              --------------       -------------

                  Total current assets                                                 6,570               8,401
                                                                              --------------       -------------

Property, plant and equipment, net                                                     1,547               1,365
                                                                              --------------       -------------

Other assets:
   Goodwill, net of accumulated amortization of $695 and $267 in 2001
     and 2000, respectively                                                            6,768               5,428
   Other noncurrent assets                                                                23                  17
                                                                              --------------       -------------

                                                                                       6,791               5,445
                                                                              --------------       -------------

                                                                              $       14,908       $      15,211
                                                                              ==============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                       $          139       $         225
   Current maturities of capital lease obligations                                        30                  28
   Accounts payable                                                                      340                 127
   Accrued expenses                                                                      510                 492
   Accrued tax reserves                                                                  720                 720
   Deferred revenue                                                                       99                   -
                                                                              --------------       -------------


                  Total current liabilities                                            1,838               1,592
                                                                              --------------       -------------

Long-term debt, net of current maturities                                                649               1,589
Capital lease obligations, net of current maturities                                      53                  83
                                                                              --------------       -------------

                  Total long-term liabilities                                            702               1,672
                                                                              --------------       -------------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $.01 par value, 3,000,000 shares authorized;
     1,904,613 shares issued in 2001 and 2000                                             19                  19
   Additional paid-in capital                                                        163,324             163,324
   Accumulated deficit                                                              (150,817)           (151,035)
   Treasury stock, at cost, 12,988 shares and 17,834 shares in
     2001 and 2000, respectively                                                         (69)                (93)
   Foreign currency translation                                                           17                   -
   Net unrealized investment losses                                                     (106)               (268)
                                                                              ---------------      -------------

                  Total stockholders' equity                                          12,368              11,947
                                                                              --------------       -------------

                                                                              $       14,908       $      15,211
                                                                              ==============       =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended June 30, 2001, 2000 and 1999
(dollars in thousands, except per share data)

                                                                           2001           2000           1999
Net sales                                                              $     8,147    $     6,887    $       966

Cost of goods sold                                                           4,176          3,949            789
                                                                       -----------    -----------    -----------

                Gross profit                                                 3,971          2,938            177
                                                                       -----------    -----------    -----------

Selling expenses                                                               942            454             46

Product development expenses                                                   560             58              8

General and administrative expenses                                          2,005          1,656          1,196

Goodwill amortization                                                          428            228             39
                                                                       -----------    -----------    -----------

                Operating income (loss)                                         36            542         (1,112)
                                                                       -----------    -----------    -----------

Other income (expense):
   Investment and interest income                                              354            337            725
   Interest expense                                                           (115)          (174)           (32)
   Equity loss in unconsolidated subsidiary                                    (14)             -              -
                                                                       -----------    -----------    -----------

                Income (loss) from continuing operations before
                  income taxes and minority interest                           261            705           (419)

Provision for income taxes                                                      79             31             89
                                                                       -----------    -----------    -----------

                Income (loss) from continuing operations
                  before minority interest                                     182            674           (508)

Minority interest                                                               36              -              -
                                                                       -----------    -----------    -----------

                Income (loss) from continuing operations                       218            674           (508)

Discontinued operations:
   Gain on sale of The Strouse, Adler Company                                    -              -            911
                                                                       -----------    -----------    -----------

                Net income                                                     218            674            403

Preferred dividends                                                              -            109            233
                                                                       -----------    -----------    -----------

                Net income applicable to common shareholders           $       218    $       565    $       170
                                                                       ===========    ===========    ===========

Basic earnings (loss) per common share:
   Continuing operations                                               $     0.12     $       0.39   $      (0.60)
   Gain on sale of discontinued operations                                       -              -            0.74
                                                                       -----------    -----------    ------------

                                                                       $     0.12     $       0.39   $       0.14
                                                                       ==========     ============   ============

Diluted earnings (loss) per common share:
   Continuing operations                                               $     0.11     $       0.37   $      (0.60)
   Gain on sale of discontinued operations                                       -              -            0.74
                                                                       -----------    -----------    ------------

                                                                       $     0.11     $       0.37   $       0.14
                                                                       ==========     ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
For the Years Ended June 30, 2001, 2000 and 1999
(dollars in thousands)


                                                                                   NET
                                                                                UNREALIZED
                                          ADDITIONAL                            INVESTMENT    FOREIGN       TOTAL
                                COMMON     PAID-IN    ACCUMULATED    TREASURY     GAINS       CURRENCY   STOCKHOLDERS' COMPREHENSIVE
                                STOCK      CAPITAL      DEFICIT        STOCK     (LOSSES)   TRANSLATION     EQUITY        INCOME

   Balance, June 30, 1998     $     11    $ 160,248   $  (151,770)   $    (30)  $       (4) $        -   $    8,455

   Preferred dividends               -            -          (233)          -            -           -         (233)

   Issuance of common stock
     to directors                    2          155             -           -            -           -          157

   Purchase of treasury stock        -            -             -         (17)           -           -          (17)

   Net unrealized
     investment (loss) gain          -            -             -           -         (157)          -         (157)     $    (157)

   Net income                        -            -           403           -            -           -          403            403
                                                                                                                         ---------

   Total comprehensive
     income                                                                                                              $     246
                              --------    ---------   -----------    --------   ----------  ----------   ----------      =========

Balance, June 30, 1999              13      160,403      (151,600)        (47)        (161)          -        8,608

   Preferred dividends               -            -          (109)          -            -           -         (109)

   Issuance of common
     stock to directors and
     employees                       -           46             -           8            -           -           54

   Conversion of preferred
     stock                           6        2,539             -           -            -           -        2,545

   Issuance of common stock
                                     -          336             -           -            -           -          336

   Purchase of treasury stock        -            -             -         (54)           -           -          (54)

   Net unrealized
     investment (loss) gain          -            -             -           -         (107)          -         (107)     $    (107)

   Net income                        -            -           674           -            -           -          674            674
                                                                                                                         ---------

   Total comprehensive
     income                                                                                                              $     567
                              --------    ---------   -----------    --------   ----------  ----------   ----------      =========

Balance, June 30, 2000              19      163,324      (151,035)        (93)        (268)          -       11,947

   Issuance of common
     stock to directors and
     employees                       -            -             -          24            -           -           24

   Foreign currency
   translation adjustment            -            -             -           -            -          17           17      $      17

   Net unrealized
     investment gain (loss)          -            -             -           -          162           -          162            162

   Net income                        -            -           218           -            -           -          218            218
                                                                                                                         ---------

   Total comprehensive
     income                                                                                                              $     397
                              --------    ---------   -----------    --------   ----------  ----------   ------------    =========

Balance, June 30, 2001        $     19    $ 163,324   $  (150,817)   $    (69)  $     (106) $       17   $    12,368
                              ========    =========   ===========    ========   ==========  ==========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended June 30, 2001, 2000 and 1999
(dollars in thousands)

                                                                        2001              2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $          218     $         674      $         403
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                        663               426                 59
        Minority interest                                                    (36)                -                  -
        Non-cash deferred compensation                                        18                 -                  -
        Loss on disposal of property and equipment                             -                14                  9
        Gain from sale of discontinued operations                              -                 -               (911)
        Changes in assets and liabilities, net of business acquired:
          Accounts receivable                                                 98              (166)                92
          Inventories                                                         74                61                203
          Tax receivable                                                     123             1,027             (1,150)
          Other assets                                                        56                17                482
          Accounts payable and accrued expenses                              146              (296)                52
          Deferred revenue                                                     8                 -                  -
                                                                  --------------     -------------      -------------

              Net cash provided by (used in) operating activities          1,368             1,757               (761)
                                                                  --------------     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                      (297)              (81)               (17)
    Redemption of marketable securities                                    1,173               991                  -
    Investment in unconsolidated subsidiary                                  (11)                -                  -
    Purchase of Safe Passage, net of $16 of cash acquired                 (1,927)                -                  -
    Purchase of marketable securities                                          -                 -             (1,285)
    Proceeds from disposal of discontinued operations                          -                 -                911
    Accrued transaction costs                                                  -                 -             (1,704)
    Purchase of Simulaids, net of $237 of cash acquired                        -                 -             (8,463)
                                                                  --------------     -------------      -------------

              Net cash provided by (used in) investing activities         (1,062)              910            (10,558)
                                                                  --------------     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                        -                 -              5,000
    Repayment of short-term borrowings                                         -            (5,000)                 -
    Proceeds from credit agreement                                             -             2,000                  -
    Principle debt payments                                               (1,121)             (187)                 -
    Repayment of capital lease obligations                                   (28)              (25)                (4)
    Repurchase of preferred stock                                              -              (136)                (6)
    Proceeds from exercise of stock options                                    -                 -                157
    Payment of dividends on preferred stock                                    -              (163)              (233)
    Issuance of treasury stock                                                24                 -                  -
    Purchase of treasury stock                                                 -               (54)               (17)
                                                                  --------------     -------------      -------------

              Net cash provided by (used in) financing activities         (1,125)           (3,565)             4,897
                                                                  --------------     -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES                                               17                 -                  -
                                                                  --------------     -------------      -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (802)             (898)            (6,422)

CASH AND CASH EQUIVALENTS, beginning of period                             4,951             5,849             12,271
                                                                  --------------     -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                          $        4,149     $       4,951      $       5,849
                                                                  ==============     =============      =============

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the year for:
      Interest                                                    $          115     $         180      $          28
                                                                  ==============     =============      =============

      Income taxes                                                $          131     $          28      $       1,259
                                                                  ==============     =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001 and 2000
(Amounts in thousands, except share and per share data)



(1)    NATURE OF OPERATIONS

       ORGANIZATION

       The Aristotle Corporation ("Aristotle" or "the Company") is a holding company which, through its wholly-owned subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International Inc. ("Safe Passage"), currently conducts business in two segments, the health and medical educational products market and the computer-based training market. Simulaids' primary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools. Safe Passage, which operates in Rochester, New York and England (through a wholly owned subsidiary Safe Passage Limited), develops and licenses computer-based training products for the international security and transportation industries.

       ACQUISITION OF SAFE PASSAGE INTERNATIONAL, INC.

       On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock (the "Safe Passage Acquisition") of Safe Passage, a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers"). Accordingly, the Company's consolidated statement of operations includes the results of operations of Safe Passage since the date of the Safe Passage Acquisition.

       The Safe Passage Acquisition purchase price of approximately $1,943, which included approximately $318 of transaction costs, was paid utilizing cash on hand. The fair value of assets acquired and liabilities assumed amounted to $462 and $268, respectively. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,749 and is reflected as goodwill in the accompanying financial statements, net of amortization based on a straight-line basis over seven years (see Note 2). In addition, the Company and the Sellers entered into an agreement whereby the Company may be required to pay to the Sellers an additional consideration up to a maximum of $2.3 million based on the operating performance of Safe Passage during calendar 2000 and 2001. If and when such additional consideration is earned, the payments will be recognized as additional purchase price consideration and goodwill will be adjusted accordingly. As of June 30, 2001, no additional consideration was due to the Sellers.

       The Safe Passage Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of the acquisition. The following summarizes the allocation of the purchase price of Safe Passage:

              Cash                                                   $      16
              Accounts receivable                                          284
              Property and equipment                                       118
              Other assets                                                  44
              Goodwill                                                   1,749
              Accounts payable and accrued expenses                       (169)
              Other liabilities                                            (99)
                                                                     ---------

                                                                     $   1,943
                                                                     =========

       Operating results for the year ended June 30, 2001 on a pro forma basis, as though Safe Passage was acquired as of July 1, 2000, are as follows:

                                                               2001
                                                            (UNAUDITED)

        Net sales                                             $  8,834
        Net income applicable to common shareholders          $    404
        Basic earnings per common share                       $   0.21

       The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Safe Passage Acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results. The pro forma adjustments include amortization of intangibles and decreased interest income.

       ACQUISITION OF SIMULAIDS, INC.

       Effective April 30, 1999, pursuant to a Stock Purchase Agreement dated as of April 30, 1999, Aristotle acquired all of the outstanding stock (the "Simulaids Acquisition") of Simulaids, a privately-held New York corporation. As a result, the Company's consolidated statements of operations include the results of operations of Simulaids since the date of the Simulaids Acquisition.

       The Simulaids Acquisition purchase price of approximately $8,700, which included $300 of transaction costs and tax obligations resulting from the Simulaids Acquisition, was paid utilizing approximately $3,700 of cash and $5,000 of bank financing. The fair value of assets acquired and liabilities assumed amounted to $3,419 and $412, respectively. The excess cost over the fair value of net assets acquired amounted to $5,693 and is reflected as goodwill in the accompanying financial statements, net of amortization based on a straight-line basis over 25 years (see Note 2).

       The Simulaids Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of the Simulaids Acquisition. The following summarizes the final allocation of the purchase price of Simulaids:

               Cash                                            $    237
               Accounts receivable                                  391
               Inventories (Note 2)                               1,192
               Property, plant and equipment                      1,486
               Other assets                                         113
               Goodwill                                           5,693
               Accounts payable and accrued expenses               (156)
               Other liabilities                                   (256)
                                                               --------

                                                               $  8,700
                                                               ========

       Operating results for the year ended June 30, 1999 on a pro forma basis, excluding the discontinued operations of The Strouse, Adler Company, as though Simulaids was acquired as of July 1, 1998 are:

                                                                                      1999
                                                                                   (UNAUDITED)
           Net sales                                                               $     5,820
           Net income (loss) from continuing operations available
              to common shareholders                                               $      (422)
           Net income (loss) from continuing operations available
              to common shareholders per basic share                               $     (0.34)

       The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Simulaids Acquisition been consummated as of the above dates, nor are they necessarily indicative of the future operating results. The pro forma adjustments include amortization of intangibles, decreased interest income, increased interest expense and state income taxes on the income of Simulaids.

       SALE OF THE STROUSE, ADLER COMPANY

       Effective June 30, 1998, Aristotle sold substantially all of the assets and certain specified liabilities of its wholly-owned subsidiary The Strouse, Adler Company ("Strouse") to the Sara Lee Corporation ("Sara Lee"). Strouse, which was Aristotle's only operating subsidiary during fiscal 1998, designed, manufactured and marketed specialty bra and shapewear products.

       The final consideration received by Aristotle from Sara Lee was $21,452, and the net cash proceeds from the sale were approximately $9,600. The ultimate gain recognized by the Company in connection with the sale of Strouse was $1,784, of which a gain of $873 was recorded in fiscal 1998 and a gain of $911 was recorded in fiscal 1999.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Aristotle and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       REVENUE RECOGNITION

       Simulaids revenue is recorded when goods are shipped to the Company's customers.

       Safe Passage generates revenues from licensing the rights to use its software products to end users. The Company also generates revenues from sales of software maintenance contracts. Revenue from software license agreements is recognized upon delivery of the software to the customer if there are no significant post delivery obligations and collection is probable. If a significant vendor obligation remains, then revenue is recognized under the percentage of completion method of accounting, whereby revenues and profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. The cumulative impact of any revision in the estimate of the cost to complete is reflected in the period in which the changes become known. Software maintenance fees are recognized over the term of the maintenance period. Advance billings of license and software maintenance contracts are reflected as deferred revenue in the accompanying consolidated balance sheet

       FOREIGN CURRENCY TRANSLATION

       The operations and cash flows of Safe Passage Limited are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of comprehensive loss within stockholders' equity.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

       MARKETABLE SECURITIES

       The Company accounts for marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This statement requires that marketable securities be carried at their fair values. The Company has classified its marketable securities as "available-for-sale" in accordance with SFAS No. 115. Accordingly, all unrealized holding gains and losses are recorded as a separate component of stockholders' equity. The Company utilized the specific identification method in determining cost and fair value.

       INVENTORIES

       Inventories were valued at the lower of cost, using the first-in, first-out method ("FIFO"), or market.

       At June 30, 2001 and 2000, inventories consisted of the following:

                                             2001                    2000

              Raw materials               $      413              $      458
              Work-in-process                     37                      50
              Finished goods                     414                     450
                                          ----------              ----------

                                                 864                     958
              Reserve                            (10)                    (30)
                                          ----------              ----------

                                          $      854              $      928
                                          ==========              ==========

       In connection with the Simulaids Acquisition (see Note 1), and in accordance with the purchase method of accounting, at the date of acquisition the purchased inventories were valued at a fair value which was approximately $259 greater than its historic cost. This purchase accounting adjustment was expensed as the associated inventories were sold and was therefore included in cost of sales in the accompanying 1999 consolidated statement of operations.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost and are depreciated or amortized, using the straight-line method, over the estimated useful lives of the assets, as follows:

              Buildings                                       40
              Machinery, equipment and other                 5-7
              Leasehold improvements                       various

       At June 30, 2001 and 2000, property, plant and equipment consisted of the following:

                                                                          2001                 2000

              Land                                                     $      220          $      220
              Buildings and improvements                                      896                 835
              Machinery, equipment and other                                  866                 512
                                                                       ----------          ----------

                                                                            1,982               1,567

              Less accumulated depreciation and amortization                 (435)               (202)
                                                                       ----------          ----------

                                                                       $    1,547          $    1,365
                                                                       ==========          ==========

       Expenditures for repairs and maintenance are charged against income as incurred. Renewals and betterments are capitalized.

       LONG-LIVED ASSETS

       The Company has adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Future realization of the Company's property, plant and equipment and intangible assets is dependent upon the ability of the Company to generate future profitable operating results in accordance with its operating plans. Based upon management's evaluations of expected future cash flows, no impairment was indicated.

       EARNINGS PER COMMON SHARE

       The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share." For the years ended June 30, 2001, 2000 and 1999, Basic and Diluted Earnings Per Share are calculated as follows:

                                                                 2001              2000            1999
       BASIC EARNINGS PER SHARE:

       Numerator

         Income (loss) from continuing operations             $       218       $      674       $      (508)

         Preferred dividends                                            -             (109)             (233)
                                                              -----------       ----------       -----------

         Income (loss) from continuing operations
           applicable to common shareholders                          218              565              (741)

         Gain on sale of discontinued operations                        -                -               911
                                                              -----------       ----------       -----------

         Net income applicable to common shareholders         $       218       $      565       $       170
                                                              ===========       ==========       ===========


                                                                 2001              2000            1999
       Denominator

         Weighted average shares outstanding                    1,888,501        1,464,465         1,226,144

       Basic Earnings Per Share

         Continuing operations                                $      0.12       $     0.39       $     (0.60)

         Gain on sale of discontinued operations                        -                -              0.74
                                                              -----------       ----------       -----------

         Net income                                           $      0.12       $     0.39       $      0.14
                                                              ===========       ==========       ===========

       DILUTED EARNINGS PER SHARE:

       Numerator

         Income (loss) from continuing operations             $       218       $      674       $      (508)

         Preferred dividends                                            -                -              (233)
                                                              -----------       ----------       -----------

         Income (loss) from continuing operations
           applicable to common shareholders                          218              674              (741)

         Gain on sale of discontinued operations                        -                -               911
                                                              -----------       ----------       -----------

         Net income applicable to common shareholders         $       218       $      674       $       170
                                                              ===========       ==========       ===========

       Denominator

         Weighted average shares outstanding                    1,888,501        1,464,465         1,226,144

         Options to purchase common stock                          33,059            2,164                 -

         Convertible preferred stock                                    -          368,339                 -
                                                              -----------       ----------       -----------

                                                                1,921,560        1,834,968         1,226,144
                                                              ===========       ==========       ===========

       DILUTED EARNINGS PER SHARE

         Continuing operations                                $      0.11       $     0.37       $     (0.60)

         Gain on sale of discontinued operations                        -               -               0.74
                                                              -----------       ---------        -----------

         Net income                                           $      0.11       $     0.37       $      0.14
                                                              ===========       ==========       ===========

       For the years ended June 30, 2001 and 2000, respectively, there were an additional 27,769 and 134,637 options exercisable (prior to the application of the treasury stock method) whose exercise price exceeded the average market price for the year and were therefore excluded in the computation of diluted earnings per share. In addition, for the year ended June 30, 1999, options to purchase shares of common stock and convertible preferred stock of the Company were outstanding but were not included in the computation of diluted earnings per share as such inclusion would be anti-dilutive or because the options' exercise price was greater than the average market price of the common shares.

       OTHER COMPREHENSIVE INCOME

       The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Accordingly, the Company has included this presentation as a component of the statements of changes in stockholders' equity and comprehensive income. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). This statement requires that financial statements report net unrealized investment gains (losses) and foreign currency translation adjustments as a component of comprehensive income or loss.

       INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

       During the year, the Company invested $25 for a 50% interest in the capital stock of QU Online Continuing Medical Education, LLC ("QUCME"), a joint venture formed with Quinnipiac University for the purpose of developing on-line continuing medical education programs. The investment in QUCME's capital stock is recorded under the equity method of accounting. As of June 30, 2001, the initial investment of $25 was reduced to $11 to reflect the Company's share of QUCME's losses.

       Safe Passage owns a 50% interest in CerTrac, Inc., a joint venture established to develop and market computer-based training programs related to alcohol training and awareness. Safe Passage has not been required to make any initial investments in the joint venture but has subsequently performed certain services for CerTrac (see Note 9).

       CONCENTRATION OF CREDIT RISK

       At June 30, 2001 and 2000, accounts receivable from two customers accounted for 22.4% and 28.3% of the outstanding balance, respectively. No other customers had balances in excess of 10% of the outstanding balance. Sales to those two customers accounted for 39.7% and 29.9% of net sales, respectively during the years ended June 30, 2001 and 2000.

       GOODWILL

       Goodwill resulting from the excess of cost over the fair value of net assets acquired in the acquisitions of Simulaids and Safe Passage (see
       Note 1) is being amortized on a straight-line basis over 25 years and 7 years, respectively.

       NEW ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") which will eliminate the pooling of interest method of accounting for acquisitions. SFAS No. 141 is effective for all acquisitions initiated after June 30, 2001.

       In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on July 1, 2001. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Upon the adoption of SFAS No. 142, the Company will no longer record amortization of goodwill. For the year ended June 30, 2001, the Company recorded $428 of goodwill amortization. The Company is required to apply the initial fair value test by December 31, 2001. The Company has not yet determined whether the initial fair value test of the goodwill reflected in the accompanying consolidated balance sheets will result in any impairment charges.

       The Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The Company adopted EITF 00-10 in the fourth quarter of fiscal 2001 and has reclassified approximately $177, $174 and $19 to revenue for the years ended June 30, 2001, 2000 and 1999, respectively.

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

(3)    MARKETABLE SECURITIES

       As of June 30, 2001 and 2000, the Company had funds invested in high-grade corporate debentures which have been classified as available-for-sale. As of June 30, 2001 and 2000, the fair value of these securities were $795 and $1,806, respectively, and the amortized cost associated with the securities was $901 and $2,074, respectively. A total unrealized holding loss, related to all investment securities, of $106 and $268 is recorded as a component of stockholders' equity as of June 30, 2001 and 2000, respectively.

(4)    LONG TERM DEBT

       On September 27, 1999, Simulaids and Citizens Bank of Connecticut ("Citizens") entered into a $2.5 million Credit Agreement. The credit agreement is comprised of three facilities ("Credit Facilities"):

       (a) $1,200 SEVEN-YEAR TERM LOAN - Principal payments are scheduled on a seven-year straight-line amortization. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at the Company's election.

       (b) $800 SEVEN-YEAR MORTGAGE - Principal payments are scheduled on a fifteen-year straight-line amortization, with a balloon payment at the seven-year maturity. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at the Company's election.

       (c) $500 TWO-YEAR REVOLVING LINE OF CREDIT - Borrowing availability under the line of credit is determined by a borrowing base which is equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory, with a maximum borrowing of $500. There are no scheduled principal payments. The interest rate is charged at the rate of LIBOR plus 175 basis points on a 30, 60, 90 or 180 day LIBOR rate at the Company's election.

       As of June 30, 2001, the balance outstanding on the term loan was $86 and the balance outstanding on the mortgage was $702. Future monthly principal payments on the term loan and mortgage are $14 and $5, respectively. As of June 30, 2001, Simulaids had not drawn on the line of credit. Subsequent to year-end, Simulaids elected not to extend its line of credit with Citizens.

       Repayments of long-term debt for each of the next five years and thereafter are as follows:

                               YEAR ENDING
                                 JUNE 30,                AMOUNT

                                  2002                $       139
                                  2003                         53
                                  2004                         53

                                  2005                         53
                                  2006                         53
                               Thereafter                     437
                                                      -----------

                                                      $       788

       Simulaids is required to maintain certain financial ratios, including maintaining a debt service coverage ratio of 1.25 to 1, as defined, and satisfy various other covenants in connection with the Credit Facilities. As of June 30, 2001, Simulaids was in compliance with all financial ratios and covenants.

       The Credit Facilities are secured by a lien on all assets of Simulaids.

(5)    PREFERRED STOCK

       During fiscal 2000, Geneve Corporation ("Geneve") elected to convert its shares of Series E Redeemable Preferred Stock ("Series E") into 489,131 shares of common stock and a promissory note issued by the Company in the amount of $330 due December 31, 2001 and bearing interest at 8% per annum. In June 2000, the Company repaid the $330 note, plus accrued interest of approximately $6, by issuing 56,100 shares of common stock. The aggregate fair value of the 545,231 shares of common stock was less than the $2,250 initial carrying value of the Series E. Prior to conversion of the Series E into common, the Series E earned dividends of 8% per annum.

       During fiscal 2000, 13,617 shares of the Company's Series F, G and H Redeemable Preferred Stock ("Series F, G and H") was redeemed for $136 and the remaining 66,266 shares were acquired by Geneve, directly from the shareholders, and subsequently converted into 110,441 shares of common stock at the then applicable 1.667 conversion rate. Prior to redemption and conversion, the Series F, G and H earned dividends of 8.9% per annum.

(6)    STOCKHOLDERS' EQUITY

       The Company had the following shares of common and treasury stock issued and outstanding at June 30, 2001, 2000 and 1999:

                                                                             COMMON              TREASURY
                                                                              STOCK                STOCK

       June 30, 1998                                                       1,209,027                 7,287

       Exercise of options                                                    32,322                (7,178)
       Fractional shares                                                        (622)                    -
       Purchase of treasury stock                                                  -                 7,500
                                                                          ----------            ----------

       June 30, 1999                                                       1,240,727                 7,609

       Purchase of treasury stock                                                  -                11,900
       Issuance of stock                                                       8,214                (1,675)
       Conversion of Series E, F, G & H preferred stock                      599,572                     -
       Issuance of shares for repayment of note                               56,100                     -
                                                                          ----------            ----------

       June 30, 2000                                                       1,904,613                17,834

       Issuance of stock                                                           -                 4,846
                                                                          ----------            ----------

       June 30, 2001                                                       1,904,613                12,988
                                                                          ==========            ==========

       Aristotle common shares reserved for future issuance consist of the following:

                                                                              2001                 2000
       Exercise of options issued to Former Strouse
         Stockholders (Note 8)                                                35,208                35,208
       Exercise of stock options granted under the Plan (Note 8)             148,164               130,429
       Exercise of stock options granted outside of the Plan (Note 8)         20,000                20,000
                                                                          ----------            ----------

                      Total                                                  203,372               185,637
                                                                          ==========            ==========

(7)    INCOME TAXES

       The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

       At June 30, 2001 and 2000, the principal components of deferred tax assets, liabilities and the valuation allowance were as follows:

                                                                     ---------------- 2001 -----------------
                                                                     CURRENT ASSET         LONG-TERM ASSET
                                                                      (LIABILITY)            (LIABILITY)
       Federal net operating loss carryforwards                       $         -            $    17,124
       State of Connecticut net operating loss carryforwards                    -                     98
                                                                      -----------            -----------

                                                                                                  17,222

       Valuation allowance                                                      -                (17,222)
                                                                      -----------            -----------

                                                                      $         -            $         -
                                                                      ===========            ===========

       Federal net operating loss carryforwards                       $         -            $    17,505
       State of Connecticut net operating loss carryforwards                    -                    120
                                                                      -----------            -----------

                                                                                -                 17,625
       Valuation allowance                                                      -                (17,625)
                                                                      -----------            -----------

                                                                      $         -            $         -
                                                                      ===========            ===========

       A valuation allowance has been recorded for the deferred tax assets as a result of uncertainties regarding the realization of the asset, including the lack of profitability to date and the variability of operating results.

       Provision for income taxes are comprised of the following for the years ended June 30, 2001, 2000 and 1999:

                                            2001               2000            1999
          Current:
             Federal                     $         6       $        5       $         -
             State                                73               26                89
                                         -----------       ----------       -----------

                                         $        79       $       31       $        89
                                         ===========       ==========       ===========

       During 1998 the Company filed a tax loss carryback claim related to its 1996 tax year. In connection therewith, the Company recorded a $720 reserve which is included in the accompanying consolidated balance sheets.

       At June 30, 2001, without giving consideration to the 1992 carryback claim (see below), the Company had $49,500 of federal net operating loss carryforwards which expire through 2011 and $1,300 of state net operating loss carryforwards which expire through 2004.

       Prior to October 2, 1992, Aristotle was the holding Company of First Constitution Bank ("the Bank"). On October 2, 1992, the Federal Deposit Insurance Company ("FDIC") was appointed as receiver of the Bank and Aristotle wrote off its investment in the Bank.

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

       In September, 1996, the Company filed an amended Federal income tax return for the year ending December 31, 1992 claiming a worthless stock deduction of approximately $54,000 with respect to its stock in the Bank. As a result of such amended returns, the Company has also claimed tax refunds of approximately $10,000 resulting from the carryback of the Company's net operating loss from 1992 to prior years. Pending final review by the Internal Revenue Service, the Company has not recorded the $10,000 refund claim in its consolidated financial statements. After consideration of such carryback claim, the Company's remaining Federal net operating loss carryforward related to the worthless stock deduction would be approximately $25,300 and the Company's aggregate Federal net operating loss deduction would be reduced from $49,500 to $27,500.

       During 2000, the Company received from the Internal Revenue Service a letter disallowing the two carryback claims filed on its amended 1992 and 1996 returns (see above). This disallowance at the field examination level was not unexpected by the Company. The Company and its advisors continue to believe the claims have merit and therefore, the Company is pursuing its case at the Internal Revenue Service appellate level.

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

(8)    STOCK OPTION PLANS

       During fiscal 1997, the Board of Directors adopted the 1997 Stock Option Plan, ("the 1997 Plan"). The 1997 Plan provides for granting up to 150,000 options to purchase shares of common stock of the Company. The term of the options and vesting requirements shall be for such period as the Stock Option Committee designates.

       The Company established a Stock Option Plan in 1986 ("the 1986 Plan"), which provided for the granting of nonincentive and incentive stock options to directors and officers of the Company for the purchase of Aristotle common stock. Nonincentive stock options and certain incentive stock options granted under the Plan are generally exercisable after one year but within ten years as of the date of the grant. Additionally, certain nonincentive stock options granted under the Plan may be accompanied by stock appreciation rights ("SAR"). The granting of such SARs entitles the holder to surrender an option and receive cash equal to the increase in the fair market value of the common stock from the date of grant to the date of exercise.

       In addition to the options outstanding under the foregoing plans, the Company has granted directors and employees of the Company stock options to purchase 20,000 common stock shares exercisable through December 3, 2004. Also, in connection with the prior acquisition of Strouse (see Note
       1), the Company granted 35,208 options to purchase shares of Aristotle common stock.

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123.

       The Company has computed the pro forma disclosures required under SFAS 123 for options granted in 2001, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used as of June 30, 2001, 2000 and 1999 are as follows:

                                                        2001          2000            1999

              Risk free interest rate                  6.0%           6.18%          4.76%
              Expected dividend yield                  None           None           None
              Expected lives                           5 years        5 years        5 years
              Expected volatility                      60.9%          62.3%          69.6%

       Had compensation cost for the Company's stock option plans been determined based on the fair value of the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's income
       (loss) from continuing operations applicable to common shareholders would have been adjusted to reflect the following pro forma amounts as of June 30, 2001, 2000 and 1999:

                                                                       2001            2000            1999
              Income (loss) from continuing operations
                applicable to common shareholders:
                    As reported                                      $    218        $    565       $    (741)
                    Pro forma                                        $    157        $    529       $    (888)

              Pro forma income (loss) from continuing
                operations:
                  Basic earnings (loss) per share:
                    As reported                                      $   0.12        $   0.39       $   (0.60)
                    Pro forma                                            0.08        $   0.36       $   (0.72)

                                                                       2001            2000            1999
              Pro forma income (loss) from continuing
                operations:
                  Diluted earnings (loss) per share:
                    As reported                                      $   0.11        $   0.37       $   (0.60)
                    Pro forma                                            0.08        $   0.35       $   (0.72)

       A summary of the status of the Company's stock option plans and other options as of June 30, 2001, 2000 and 1999, and changes during the years then ended, is presented below:

                                 ------------- 2001 ------------------------- 2000 ----------------------- 1999 ---------
                                                  WEIGHTED-                   WEIGHTED-                 WEIGHTED-
                                                   AVERAGE                     AVERAGE                   AVERAGE
                                                  EXERCISE                    EXERCISE                  EXERCISE
                                     SHARES         PRICE         SHARES        PRICE       SHARES        PRICE

Outstanding at beginning of year     185,637          6.05        173,637    $   6.42      173,137      $   6.15
Granted                               21,000          5.79         12,000        5.05       40,000          5.88
Expired                               (3,265)        21.92              -           -            -             -
Exercised                                  -             -              -           -      (39,500)         4.66
                                    --------       -------      ---------    --------     --------      --------

Outstanding at end of year           203,372          6.03        185,637    $   6.05      173,637      $   6.42
                                    ========                    =========                 ========

Options exercisable at year-end      180,872          6.06        164,637    $   6.46      138,637      $   6.70

Weighted-average fair value of
   options granted during the year                 $  3.46                   $   2.97                   $   3.61

       The following table summarizes information about stock options outstanding at June 30, 2001:

                        ---------- OPTIONS OUTSTANDING -----------         --- OPTIONS EXERCISABLE --
                                                          WEIGHTED-
                                                           AVERAGE
                                                          REMAINING
                                         NUMBER          CONTRACTUAL                          NUMBER
                       EXERCISE      OUTSTANDING AT         LIFE            EXERCISE        EXERCISABLE
                        PRICES           6/30/01          (MONTHS)            PRICE         AT 6/30/01
                         $4.63           30,000              78.5               4.63          30,000
                          4.64            3,500             109.1               4.64           3,500
                          5.00           21,210              72.9               5.00          16,210
                          5.30            2,395              33.5               5.30           2,395
                          5.40           20,000              47.2               5.40          20,000
                          5.45           24,998              33.4               5.45          24,998
                          5.63           15,000              76.0               5.63          15,000
                          5.88           40,000              88.5               5.88          40,000
                          5.99            1,000              88.7               5.99           1,000
                          6.00           17,500             110.3               6.00               -
                         10.00           27,769              23.0              10.00          27,769
                                      ---------            ------           --------        --------

                                        203,372              66.3               6.06         180,872
                                      =========            ======           ========        ========

       STOCK APPRECIATION RIGHTS

       During fiscal 2001, the Company entered into employment agreements with certain key employees. In connection with these employment agreements, the Company granted a total of 80,000 SARs to these employees, of which 36,000 vest on January 1, 2002, with the remainder vesting ratably each quarter through December 31, 2003. In connection with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," the SARs will require interim calculations and the Company will record a compensation charge for the difference between the exercise price and the fair market value of the Company's common stock, as defined. For the year ended June 30, 2001, approximately $18 was recorded as a compensation charge in the accompanying consolidated statements of operations relating to these SARs.

(9)    RELATED PARTY TRANSACTIONS

       During the years ended June 30, 2001, 2000 and 1999, the Company paid its directors $178, $175 and $189, respectively, as compensation for services as directors of the Company.

       Simulaids has entered into a management services agreement with an affiliate of a stockholder to provide Simulaids with strategic and operational assistance for $100 per annum. During each of the years ended June 30, 2001 and 2000, the Company recorded approximately $100 of expense as part of this agreement.

       In the ordinary course of business, Simulaids sells its products to an affiliate of a stockholder. Sales to this affiliate by Simulaids for the years ended June 30, 2001 and 2000 were $1,483 and $350, respectively, and accounts receivable from this affiliate at June 30, 2001 and 2000 were $58 and $14, respectively.

       In the ordinary course of business, Safe Passage performs certain services and licenses certain technology to CerTrac. Revenues related to CerTrac during fiscal 2001 were approximately $125 and accounts receivable at June 30, 2001 were approximately $65.

(10)   COMMITMENTS AND CONTINGENCIES

       Simulaids maintains a 401(k) Plan ("the Plan") for eligible employees. Employees are eligible to participate in the Plan when they reach 21 years of age and have completed one year of service. Simulaids matching contribution is discretionary and can change from year to year. For fiscal year 2001, Simulaids elected to match 25% of employee contributions up to the first 5% of pay deferred. Simulaids contributions to the Plan were $13, $12 and $12 in 2001, 2000 and 1999, respectively.

(11)   QUARTERLY DATA - UNAUDITED

                                ------------------------------------------2001------------------------------------------
                                                1ST                 2ND               3RD              4TH
                                              QUARTER             QUARTER           QUARTER          QUARTER
           Net Sales                       $    1,828          $    1,982          $   2,184       $   2,153
           Gross profit                           828                 985              1,046           1,112
           Operating gain (loss)                  158                  48                (22)           (148)
           Net income (loss)                      228                 122                 18            (150)
           Earnings per share:
              Basic                        $     0.12          $     0.06          $    0.01       $   (0.07)
              Diluted                      $     0.12          $     0.06          $    0.01       $   (0.08)


                                ------------------------------------------2000------------------------------------------
                                                1ST                 2ND               3RD              4TH
                                              QUARTER             QUARTER           QUARTER          QUARTER
           Net Sales                       $    1,677          $    1,733          $   1,628       $   1,849
           Gross profit                           671                 708                776             783
           Operating gain                         151                 118                148             125
           Net income                             156                 168                181             169
           Earnings per share:
              Basic                        $     0.08          $     0.09          $    0.12       $    0.10
              Diluted                      $     0.08          $     0.09          $    0.10       $    0.10

(12)   SEGMENT DATA

       Operating segments are defined as components of an enterprise about which financial information is available that is evaluated regularly by the Company's management in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.

       Commencing in 2001, the Company has two reportable segments identified as Medical Education and Training Products (since April 30, 1999) and Computer-Based Training (since September 14, 2000). During fiscal 2000 and 1999, the Company had only one reporting segment. The major proprietary products of the Medical Education Training Products segment include manikins and simulation kits used for training in the CPR, emergency rescue and patient care fields. The major products of the Computer-Based Training segment are the development and sale of computer based training products to government, industry and educational clients. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment profit or loss after income taxes. The Company allocates certain administrative expenses to segments.

       OPERATIONS IN DIFFERENT INDUSTRIES

       Year Ended June 30, 2001

                                                        MEDICAL
                                                       EDUCATION
                                                          AND            COMPUTER-
                                                       TRAINING            BASED
                                                       PRODUCTS          TRAINING       CORPORATE          TOTAL

       Net sales                                       $   7,595         $     552      $       -        $   8,147
                                                       =========         =========      =========        =========

       Operating income (loss)                         $   1,563         $    (940)     $    (587)       $      36
                                                       =========         =========      =========        =========

       Depreciation and amortization                   $     383         $     277      $       3        $     663
                                                       =========         =========      =========        =========

       Identifiable assets                             $   8,388         $   1,887      $   4,633        $  14,908
                                                       =========         =========      =========        =========

            Identifiable liabilities                   $   1,309         $     302      $     929        $   2,540
                                                       =========         =========      =========        =========

                                 SIMULAIDS, INC.
                                 ---------------

                              FINANCIAL STATEMENTS
                              --------------------

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999
                    ----------------------------------------

                                  TOGETHER WITH
                                  -------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


                     The accompanying notes are an integral
                       part of this financial statement.

                                 SIMULAIDS, INC.
                                 ---------------

                                  BALANCE SHEET
                                  -------------

                              AS OF APRIL 30, 1999
                              --------------------


                                     ASSETS
                                     ------

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
                                                                    ----------
                                                                    $2,906,740
                                                                    ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
                      ------------------------------------

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

                                 SIMULAIDS, INC.
                                 ---------------

                               STATEMENT OF INCOME
                               -------------------

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999
                    ----------------------------------------



Net sales                                                          $1,896,860
Cost of goods sold                                                  1,123,012
                                                                   ----------
               Gross profit                                           773,848

Selling expenses                                                       81,313
General and administrative expenses                                   374,316
                                                                   ----------
               Income from operations -
                 manufacturing division                               318,219
                                                                   ----------

Operating loss - video division                                        (2,082)
                                                                   ----------

Other income (expense):
  Interest income                                                       3,420
  Interest expense                                                     (3,110)
                                                                   ----------
                                                                          310
                                                                   ----------
               Income before income taxes
                 and shareholder's salary                             316,447

State income tax provision                                              7,104
                                                                   ----------
               Income before shareholder's
                 salary                                               309,343

Shareholder's salary                                                   77,196
                                                                   ----------
               Net income                                          $  232,147
                                                                   ==========

                                 SIMULAIDS, INC.
                                 ---------------

                        STATEMENT OF SHAREHOLDER'S EQUITY
                        ---------------------------------

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999
                    ----------------------------------------

                                                             Additional
                                              Common           Paid-in          Retained
                                               Stock           Capital          Earnings           Total
                                               -----           -------          --------           -----
BALANCE, January 1, 1999                       $100             $5,741         $3,075,268        $3,081,109

  Net income                                     -                 -              232,147           232,147

  Distributions to
    shareholder                                  -                 -             (773,720)         (773,720)
                                               ----             ------         ----------        ----------
BALANCE, April 30, 1999                        $100             $5,741         $2,533,695        $2,539,536
                                               ====             ======         ==========        ==========











                     The accompanying notes are an integral
                        part of this financial statement.

                                 SIMULAIDS, INC.
                                 ---------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                    FOR THE FOUR MONTHS ENDED APRIL 30, 1999
                    ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  232,147
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization                                      83,027
      Changes in operating assets and liabilities:
        Accounts receivable                                            (169,331)
        Inventories                                                      51,789
        Prepaid expenses and other current assets                       (98,651)
        Deposits                                                         13,023
        Trade accounts payable                                            3,590
        Accrued expenses and other payables                              88,953
                                                                     ----------
                Net cash provided by operating activities               204,547
                                                                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                            (37,380)
                                                                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease repayments                                               (5,989)
  Cash distributions to shareholder                                    (423,211)
                                                                     ----------
                Net cash used in financing activities                  (429,200)
                                                                     ----------
                Net decrease in cash and cash equivalents              (262,033)

CASH AND CASH EQUIVALENTS, beginning of year                            499,101
                                                                     ----------
CASH AND CASH EQUIVALENTS, end of year                               $  237,068
                                                                     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                         $    3,140
                                                                     ==========
    Income taxes                                                     $     -
                                                                     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
  Non-cash asset distributions to shareholder                        $  350,509
                                                                     ==========

  Equipment acquired pursuant to capital lease obligations           $  146,035
                                                                     ==========


                     The accompanying notes are an integral
                        part of this financial statement.

                                 SIMULAIDS, INC.
                                 ---------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 APRIL 30, 1999
                                 --------------



1.     Organization and Significant Accounting Policies:
       ------------------------------------------------

       Description of business -
       -----------------------

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

       Cash and cash equivalents -
       -------------------------

       Cash equivalents consist of overnight repurchase agreement and money market accounts with an initial term of three months or less at date of purchase. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Concentration of credit risk -
       ----------------------------

       At April 30, 1999, accounts receivable from two customers accounted for 35% of the outstanding balance. No other customers had balances in excess of 10% of the outstanding balance. Sales to those two customers accounted for 34% of net sales during the four months ended April 30, 1999.

       Inventories -
       -----------

       Inventories are stated at the lower of cost or market using the first-in, first-out method.

       Property, plant and equipment -
       -----------------------------

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

       Income taxes -
       ------------

       The Company is a subchapter S corporation and, accordingly, no provision has been made for Federal income taxes since the tax is the responsibility of the individual owner and not the Company. Income tax expense reflects state income taxes at the Subchapter S rate.

       Impairment of long-lived assets on long-lived assets to be disposed of -
       ----------------------------------------------------------------------

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

       Use of estimates -
       ----------------

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


2.     Inventories:
       -----------

       At April 30, 1999 inventories consisted of the following:

                 Raw materials                                   $280,036
                 Work-in-progress                                 112,014
                 Finished goods                                   541,404
                                                                 --------
                                                                 $933,454
                                                                 ========

3.     Capital Lease Obligations:
       -------------------------

       The Company entered into a capital lease for computer equipment in January 1999. The outstanding capital lease obligation at April 30, 1999 is as follows:

              Capital lease for computer equipment payable
                in 60 monthly installments of $2,999,
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
                                                                    --------
                                                                    $140,046
                                                                    ========


4.     Distributions to Shareholder:
       ----------------------------

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


5.     Commitments and Contingencies:
       -----------------------------

       Operating leases -
       ----------------

       The Company leases two of its facilities from the owner of the Company on a month-to-month basis. Rent expense related to these facilities recorded in the accompanying statement of income was approximately $3,000.


6.     Subsequent Event:
       ----------------

       Pursuant to a Stock Purchase Agreement dated April 30, 1999, the owner sold all of its outstanding stock to the Aristotle Corporation for $8,400,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


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




Hartford, Connecticut
September 13, 1999

                                 SIMULAIDS, INC

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                 SIMULAIDS, INC.

                                 Balance Sheets

                           December 31, 1998 and 1997

                                    ASSETS                                              1998                1997
                                                                                   ----------------    ---------------
Current assets:
    Cash and cash equivalents                                                   $        499,101            662,920
    Trade accounts receivable (notes 3 and 4)                                            221,950            224,456
    Inventories (notes 2 and 3)                                                          987,239            833,198
    Prepaid expenses and other current assets                                             50,236             22,697
                                                                                   ----------------    ---------------

                   Total current assets                                                1,758,526          1,743,271
                                                                                   ----------------    ---------------

Property, plant and equipment:
    Land                                                                                  61,944             61,944
    Buildings and improvements                                                         1,020,291            994,550
    Machinery and equipment                                                            1,291,634          1,238,005
    Leasehold improvements                                                                83,585             83,585
    Cassette tapes                                                                     1,032,142            939,460
    Office furniture, fixtures and equipment                                             127,716            124,861
    Computer equipment                                                                   122,163            111,253
    Vehicles                                                                              61,028             61,028
                                                                                   ----------------    ---------------
                                                                                       3,800,503          3,614,686

Less:  accumulated depreciation and amortization                                       2,565,829          2,320,764
                                                                                   ----------------    ---------------
                   Net property, plant and equipment                                   1,234,674          1,293,922

Other assets:
    CSV of officer's life insurance, net of loans of $18,012 in 1998 and 1997            199,900            182,727
    Patent costs, net of accumulated amortization of $2,366
       in 1998 and $1,912 in 1997                                                          4,089              4,543
    Deposits                                                                              15,809                586
    Loan commitment fee, net                                                                --                2,275
                                                                                   ----------------    ---------------

                   Total other assets                                                    219,798            190,131
                                                                                   ----------------    ---------------

                   Total assets                                                 $      3,212,998          3,227,324
                                                                                   ================    ===============

                   See accompanying notes to financial statements.

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current
liabilities:
    Mortgage payable                                                            $           --              127,500
    Trade accounts payable                                                                75,332             50,392
    Corporate taxes payable                                                                5,295              2,862
    Due to shareholder                                                                      --               76,525
    Accrued expenses                                                                      51,262             26,981
                                                                                   ----------------    ---------------

                   Total liabilities                                                     131,889            284,260
                                                                                   ----------------    ---------------

Shareholder's equity:
    Common stock, $1 par value.  Authorized 2,000 shares; issued and
    outstanding 100 shares in 1998 and 1997                                                  100                100

    Additional paid-in capital                                                             5,741              5,741
    Retained earnings                                                                  3,075,268          2,937,223
                                                                                   ----------------    ---------------

                   Total shareholder's equity                                          3,081,109          2,943,064
                                                                                   ----------------    ---------------

Commitments and contingencies (note 3)

                   Total liabilities and shareholder's equity                   $      3,212,998          3,227,324
                                                                                   ================    ===============










See accompanying notes to financial statements.

                                 SIMULAIDS, INC.

                              Statements of Income

                  Years ended December 31, 1998, 1997 and 1996

                                                                     1998               1997               1996
                                                                ---------------    ----------------   ----------------
Net sales                                                   $      5,860,417           5,478,380          5,624,835
Cost of goods sold                                                 3,266,388           2,965,358          3,258,789
                                                                ---------------    ----------------   ----------------
                   Gross profit                                    2,594,029           2,513,022          2,366,046

Selling, expenses                                                    330,507             491,776            460,577
General and administrative expenses                                  873,246             744,074            640,365
                                                                ---------------    ----------------   ----------------

                   Income from operations -
                     manufacturing division                        1,390,276           1,277,172          1,265,104
                                                                ---------------    ----------------   ----------------

Operating income (loss) - video division                              (2,330)             21,969             20,245
                                                                ---------------    ----------------   ----------------

Other income (expense):
    Other                                                                126               7,912              1,633
    Interest income                                                   28,788              11,646              8,692
    Interest expense (note 6)                                        (11,187)            (13,963)           (20,800)
                                                                ---------------    ----------------   ----------------
                                                                      17,727               5,595            (10,475)
                                                                ---------------    ----------------   ----------------

                   Income before income taxes
                     and shareholder's salary                      1,405,673           1,304,736          1,274,874

State income tax provision                                            13,700               8,383              5,563
                                                                ---------------    ----------------   ----------------

                   Income before shareholder's
                     salary                                        1,391,973           1,296,353          1,269,311

Shareholder's salary                                                 228,903             221,290            593,397
                                                                ---------------    ----------------   ----------------
                   Net income                               $      1,163,070           1,075,063            675,914
                                                                ===============    ================   ================

See accompanying notes to financial statements.

                                 SIMULAIDS, INC.

                       Statements of Shareholder's Equity

                  Years ended December 31, 1998, 1997 and 1996

                                                                    ADDITIONAL
                                                   COMMON            PAID-IN           RETAINED
                                                    STOCK            CAPITAL           EARNINGS            TOTAL
                                               ----------------   ---------------   ----------------  ----------------

Balance at December 31, 1995                $           100              5,741          2,639,003         2,644,844

Net income                                              --                --              675,914           675,914

Distributions                                           --                --             (751,068)         (751,068)
                                               ----------------   ---------------   ----------------  ----------------

Balance at December 31, 1996                            100              5,741          2,563,849         2,569,690

Net income                                              --                --            1,075,063         1,075,063

Distributions                                           --                --             (701,689)         (701,689)
                                               ----------------   ---------------   ----------------  ----------------

Balance at December 31, 1997                            100              5,741          2,937,223         2,943,064

Net income                                              --                --            1,163,070         1,163,070

Distributions                                           --                --           (1,025,025)       (1,025,025)
                                               ----------------   ---------------   ----------------  ----------------

Balance at December 31, 1998                $           100              5,741          3,075,268         3,081,109
                                               ================   ===============   ================  ================





See accompanying notes to financial statements.

                                 SIMULAIDS, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                     1998               1997                1996
                                                                ----------------   ----------------    ----------------
Cash flows from operating activities:
    Net income                                              $       1,163,070          1,075,063             675,914
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                               247,794            260,296             252,049
    Changes in operating assets and liabilities:
       Decrease in trade accounts receivable                            2,506              1,903             134,100
       Increase  in inventories                                      (154,041)              (297)              2,727
       (Increase) decrease in prepaid and other
          current assets                                              (27,539)            14,052             (17,809)
       (Increase) decrease in deposits                                (15,223)             5,000                --
       Increase (decrease) in trade accounts
          payable                                                      24,940             (6,961)             (5,073)
       Increase (decrease) in accrued and
          other payables                                               26,714                294             (11,349)
                                                                ----------------   ----------------    ----------------
                   Net cash provided by
                     operations                                     1,268,221          1,349,350           1,030,559
                                                                ----------------   ----------------    ----------------

Cash flows from investing activities:
    Increase in cash surrender value of
       officers life insurance                                        (17,173)           (15,702)            (15,373)
    Purchase of property, plant and equipment                        (185,817)          (137,378)           (365,613)
                                                                ----------------   ----------------    ----------------
                   Net cash used in investing
                     activities                                      (202,990)          (153,080)           (380,986)
                                                                ----------------   ----------------    ----------------

Cash flows from financing activities
    Decrease in mortgage payable                                     (127,500)           (21,000)           (151,352)
    (Decrease) increase in due to shareholder                         (76,525)            76,525                --
    Distributions to shareholder                                   (1,025,025)          (701,689)           (751,068)
                                                                ----------------   ----------------    ----------------
                   Net cash used in financing
                     activities                                    (1,229,050)          (646,164)           (902,420)
                                                                ----------------   ----------------    ----------------

                   Net (decrease) increase in cash
                     and cash equivalents                            (163,819)           550,106            (252,847)

Cash and cash equivalents at beginning of year                        662,920            112,814              365,661
                                                                ----------------   ----------------    ----------------
Cash and cash equivalents at end of year                    $         499,101            662,920              112,814
                                                                ================   ================    ================

Supplemental cash flows information:
    Cash paid during the year for interest                  $          11,187             13,963               20,800
                                                                ================   ================    ================
    Cash paid during the year for income tax                $          14,900              5,500               11,300
                                                                ================   ================    ================

See accompanying notes to financial statements.

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

       (G)    IMPAIRMENT OF LONG-LIVED ASSETS ON LONG-LIVES ASSETS TO BE
              DISPOSED OF

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


(2)      INVENTORIES

         At December 31, 1998 and 1997, inventories consisted of the following:

                                                     1998                   1997
                                               -----------------      -----------------

                Raw materials             $         283,167      $          285,350
                Work-in-progress                    129,577                 135,435
                Finished goods                      567,722                 412,413
                                               -----------------      -----------------

                                          $         980,466      $          833,198
                                               =================      =================

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

Because we were not engaged as auditors until after December 31, 1997, we were not present to observe the physical inventory taken for December 31, 1997, 1996 or 1995 and we were unable to satisfy ourselves regarding inventory quantities by means of other audit procedures. Furthermore, the Company did not maintained certain of its accounting records with respect to inventories at those dates, and adequate evidential matter in support of recorded transactions was not available in all cases. The amount of inventory at December 31, 1997, 1996 and 1995, materially affects the determination of the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996.

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



March 19, 1999                                                /s/  KPMG
                                                              ---------------
                                                                   KPMG

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         BOARD OF DIRECTORS

         Aristotle's Amended and Restated Bylaws (the "Bylaws") provide that the number of directors shall not be less than seven (7) nor more than fifteen (15), as fixed by the Board of Directors. The Amended and Restated Certificate of Incorporation (the "Charter") and the Bylaws provide that the directors be divided into three classes, as equal in number as possible, with terms expiring in successive years. Directors are elected by the stockholders, other than in the case of newly created directorships, in which case a majority of the directors then in office appoint an individual to fill the newly created directorship. Directors are elected for terms of three years, or, in the case of newly created directorships, for a full term for the class of directors in which the new directorship was created and, in any case, until their successors are elected and qualified. As of June 30, 2001, there were nine (9) directorships.

         Set forth below are the names of each member of the Board of Directors, their ages at September 1, 2001, the periods during which each served as a director of Aristotle and the positions currently held with Aristotle. Following the table is biographical information about each director, including each director's principal occupation or employment during the past five years. Some of this information has been obtained from Aristotle's records and some has been supplied by the directors.


                                                      DIRECTOR OF THE            POSITIONS HELD WITH
                 NAME                        AGE       COMPANY SINCE                THE COMPANY
                 ----                        ---       -------------                -----------
       Directors with terms expiring at
       the FY 2001 Annual Meeting:
       ---------------------------

       John J. Crawford...........           56          1989                    Director, President,
                                                                               Chief Executive Officer
                                                                              and Chairman of the Board
       Edward Netter..............           68          1998                      Director
       Sharon M. Oster............           53          1992                      Director


                                                               DIRECTOR OF THE       POSITIONS HELD WITH
          NAME                                       AGE        COMPANY SINCE            THE COMPANY
          ----                                       ---        -------------            -----------
       DIRECTORS WITH TERMS EXPIRING AT THE
       FY 2002 ANNUAL MEETING:

       Steven B. Lapin.........................      55             1998                    Director
       Daniel J. Miglio........................      60             1990                    Director
       John Lahey..............................      54             1999                    Director

       DIRECTORS WITH TERMS EXPIRING AT THE FY
       2003 ANNUAL MEETING:

       Robert Fiscus...........................      64             1991                    Director
       Betsy Henley-Cohn.......................      48             1993                    Director
       John C. Warfel..........................      49             1994                    Director

         JOHN J. CRAWFORD has been President and Chief Executive Officer of Aristotle since April 1990 and Chairman of the Board since April 1993. Mr. Crawford also serves as Chairman of Simulaids and Safe Passage, subsidiaries of Aristotle. Mr. Crawford was formerly the Chief Executive Officer of the Regional Water Authority until December 2000, a utility located in New Haven, Connecticut. Mr. Crawford is also a member of the Board of Directors of Webster Financial Corporation.

         EDWARD NETTER has been Chairman, Chief Executive Officer and a director of Geneve Corporation, a private diversified holding company, for more than five years. Mr. Netter is also Chairman and a director of Independence Holding Company, a holding company engaged principally in the life and health insurance business.

         SHARON M. OSTER has been a Professor of Economics at the School of Organization and Management, Yale University since 1982. Ms. Oster is a director of two publicly-held companies, Health Care REIT, a real estate investment company, and TransPro, Inc., a manufacturer of automotive/industrial-related products.

         STEVEN B. LAPIN has been President, Chief Operating Officer and a director of Geneve Corporation, a private diversified holding company, for more than five years. Mr. Lapin is also Vice Chairman and a director of Independence Holding Company, a holding company engaged principally in the life and health insurance business.

         DANIEL J. MIGLIO was formerly Chairman, President and Chief Executive Officer of Southern New England Telecommunications Corporation ("SNET"), a publicly-held telecommunications company. He had been employed by SNET from 1962 through 1998. Mr. Miglio also serves as a director of UIL Holdings Corporation and The United Illuminating Company.

         JOHN LAHEY is the President of Quinnipiac University, a private university located in Hamden, Connecticut. Dr. Lahey has been the President for the past 14 years. He also serves on the Board of Trustees of Yale-New Haven Hospital and on the Board of Directors of UIL Holdings Corporation and The United Illuminating Company.

         ROBERT L. FISCUS is Vice Chairman and Chief Financial Officer of UIL Holdings Corporation, the publicly-held holding company parent of The United Illuminating Company, an electric utility company, and several smaller non-utility companies. Mr. Fiscus is also Vice Chairman and Chief Financial Officer of The United Illuminating Company, where he previously served as President and Chief Financial Officer. Mr. Fiscus has been employed by The United Illuminating Company since 1972 and also serves as a director of UIL Holdings Corporation and The United Illuminating Company.

         BETSY HENLEY-COHN is Chairperson of Birmingham Utilities, Inc., a water utility in Ansonia, Connecticut, and Joseph Cohn & Son, Inc., in New Haven, Connecticut. Ms. Henley-Cohn has been employed by Birmingham Utilities, Inc. since 1993 and by Joseph Cohn & Son, Inc. since 1978. She also serves as a director of UIL Holdings Corporation and The United Illuminating Company.

         JOHN C. WARFEL has been the Vice President and Chief Financial Officer of FYC International, Inc., a privately held manufacturer of women's apparel since October 1999. Prior to that, Mr. Warfel was the Senior Vice President, Administration and Finance and Chief Financial Officer of Starter Corporation, a leading sports apparel manufacturer. Starter Corporation had employed Mr. Warfel since 1988.

         COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         BOARD OF DIRECTORS MEETING ATTENDANCE. During the fiscal year ended June 30, 2001, the Board of Directors of Aristotle held five (5) meetings. During fiscal 2001, none of the directors attended less than 80% of the total number of meetings of the Board of Directors and committees of which they were members, except for Betsy Henley-Cohn who attended 40% of such meetings.

         AUDIT COMMITTEE. The Board of Directors has appointed a standing Audit Committee, which during the year ended June 30, 2001, conducted four (4) meetings. The members of the Audit Committee were Messrs. Fiscus, Lahey, Lapin and Warfel. The duties of the Audit Committee include reviewing the financial statements of the Company and the scope of the independent annual audit and internal audits. It also reviews the independent accountants' letter to management concerning the effectiveness of the Company's internal financial and accounting controls, and reviews and recommends to the Board of Directors the firm to be engaged as the Company's independent accountants. The Audit Committee may also examine and consider such other matters relating to the financial affairs and operations of the Company as it determines to be appropriate.

         HUMAN RESOURCES AND STOCK OPTION COMMITTEE. The Board of Directors of Aristotle also has appointed a Human Resources and Stock Option Committee comprised of three directors, which during the fiscal year ended June 30, 2001 conducted one (1) meeting. The Human Resources and Stock Option Committee reviews the salary structure and policies of Aristotle and its subsidiaries, administers Aristotle's 1997 Employee and Director Stock Option Plan (the "1997 Stock Option Plan"), selects the eligible persons to whom stock options or stock appreciation rights will be granted, and prescribes the terms and provisions of each such option or right. The members of the Human Resources and Stock Option Committee during the fiscal year ended June 30, 2001 were Ms. Oster and Messrs. Fiscus and Miglio.

         COMPENSATION OF DIRECTORS

         Effective January 1, 1998, directors of Aristotle, other than officers, each receive a retainer of $7,500, payable semi-annually in 50% Common Stock and 50% cash. The Common Stock is payable in six month intervals and is valued based on its average market value during the ten days preceding the determination date. In addition to the retainer, the Chairperson and the members of board committees receive $550 or $500, respectively, for each committee meeting attended. As of June 30, 2001, Aristotle had not paid the entire amount of the retainers due to directors. Accordingly, Aristotle has accrued an aggregate of $136,583 for the payment of such retainers to directors.

         Non-employee directors are eligible to receive grants of stock options under the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the automatic grant of non-qualified options to non-employee directors of the Company. Each non-employee director, upon first being elected to the Board of Directors, is eligible to receive an option to purchase 2,500 shares, which will vest after completion of one year of service on the Board of Directors. Additionally, the 1997 Stock Option Plan provides for a grant to each non-employee director on the date of his or her reelection (provided that the director has served as a director since his or her initial election) of an option to purchase 1,000 shares, which vests upon completion of one year of service on the Board of Directors.

         EXECUTIVE OFFICERS

         The following table sets forth the name of the Company's current executive officer who is not a director, his age, and all positions held with the Company as of September 1, 2001. The executive officer serves at the discretion of the Board of Directors, subject to an Employment Agreement that the Company has entered into with the executive officer.

                NAME                         AGE                         POSITION WITH THE COMPANY
                ----                         ---                         -------------------------
            Paul M. McDonald                 48                     Chief Financial Officer and Secretary

         The principal occupations of the executive officer for the last five years are set forth below.

         PAUL M. MCDONALD has been the Chief Financial Officer of Aristotle since November 1994. Mr. McDonald has been the Secretary of Aristotle since April 1994. Mr. McDonald also serves as Vice Chairman, Treasurer and Secretary of Simulaids and Safe Passage, Aristotle's subsidiaries.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
         -------------------------------------------------------

         Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires Aristotle's executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which Aristotle's securities are registered initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock or other equity securities of Aristotle. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish Aristotle with copies of all Section 16(a) forms they file. To Aristotle's knowledge, based solely on a review of the copies of such reports furnished to Aristotle, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for the fiscal year ended June 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth certain information for the periods indicated regarding cash and other compensation paid to, earned by, or awarded to the Company's Chief Executive Officer and certain other executive officers of the Company (collectively, the "Named Officers") whose salary and bonus exceeded $100,000 during the last three fiscal years ended June 30, 2001.

                                                          ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                                          -------------------              ----------------------
                                                                                      OPTIONS/SARS          ALL OTHER
                                                                                      ------------          ---------
          NAME AND PRINCIPAL POSITION             YEAR     SALARY $     BONUS $         AWARDED #         COMPENSATION $
          ----------------------------            ----    ---------    ---------        ---------         --------------

John J. Crawford..............................    2001     $117,500     $    0            50,000            $    909 3
  President, Chief Executive Officer and          2000       80,000 1        0            20,000                   0
  Chairman of the Board                           1999      100,000 1        0            20,000                   0

Paul McDonald.................................    2001     $150,000     $    0            33,500            $  2,506 4
  Chief Financial Officer and Secretary           2000      149,000          0            10,000               3,324 4
                                                  1999      149,000     24,213 2          20,000               2,622 4



------------

(1) In fiscal 2000, salary includes $20,000 in shares of Common Stock and in fiscal 1999, salary includes $40,000 in shares of Common Stock.
(2) In fiscal 1999, the Company paid Mr. McDonald a $24,213 performance bonus for meeting management objectives.
(3) In fiscal 2001, other compensation for Mr. Crawford included $190 for term life, AD&D and disability insurance premiums and $719 for business dues.
(4) Other compensation for Mr. McDonald is comprised of the following: in fiscal 2001, $644 for term life, AD&D and disability insurance premiums and $1,862 as a contribution to the 401K Plan; in fiscal 2000, $176 for term life insurance premiums and $3,148 as a contribution pursuant to the SEP
     Plan: in fiscal 1999, $373 for term life insurance premiums and $2,249 as a contribution pursuant to the SEP Plan.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding each stock option granted to a Named Officer during the fiscal year ended June 30, 2001.

                                NUMBER OF         % OF TOTAL
                                SECURITIES        OPTIONS/SARS
                               UNDERLYING           AWARDED TO           EXERCISE
          NAME               OPTIONS1/SARS 2   EMPLOYEES IN FISCAL       PRICES
          ----               --------------    -------------------      ($/SHARE)          EXPIRATION DATE
                                GRANTED            YEAR 2001            ---------          ---------------
                                -------            ---------
Paul McDonald                      3,500 3              3.6%               $6.000           August 31, 2010
                                  30,000 2             30.8%               $7.000             June 30, 2004

John Crawford                     50,000 2             51.3%               $7.000             June 30, 2004

(1)  All stock options were granted under the 1997 Stock Option Plan.
(2) Stock Appreciation Rights (SARs) granted under an employment agreement vest over a period of three years.
(3) The options granted to the named executive officer are non-qualified stock options and may be exercised after August 31, 2001.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information regarding unexercised stock options held as of June 30, 2001, by the Named Officers. No stock options were exercised by the Named Officers during the fiscal year ended June 30, 2001.


                                             NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED                    IN-THE-MONEY OPTIONS
                                         OPTIONS AT JUNE 30, 2001 (#)                AT JUNE 30, 2001 ($)1
                                         ----------------------------                ---------------------
             NAME                      EXERCISABLE      UNEXERCISABLE         EXERCISABLE            UNEXERCISABLE
             ----                      -----------      -------------         -----------            -------------
John J. Crawford...............           72,500            50,000               $147,000 2            $ 37,500 3
Paul McDonald..................           39,139            38,500               $ 92,786 4            $ 42,375 5

(1) The value of unexercised, "in-the-money" options at June 30, 2001 is the difference between (a) the closing price of Common Stock on June 29, 2001 as reported by NASDAQ ($7.75) - the assumed fair market value - and (b) the per share option exercise price, multiplied by the number of shares of Common Stock underlying such options.
(2) Mr. Crawford holds exercisable options to purchase 12,500 shares of Common Stock that have an exercise price of $10.00 per option which is greater than the fair market value of the Common Stock as of June 30, 2001 ($7.75). Such options are not "in-the-money" and their value, therefore, is zero. The exercise price of Mr. Crawford's remaining 60,000 exercisable options averages $5.30.
(3) Mr. Crawford holds 50,000 unexercisable stock appreciation rights that have an average price of $7.00.
(4) Mr. McDonald holds exercisable options to purchase 39,139 shares, at an average price of $5.38.
(5) Mr. McDonald holds unexercisable options to purchase 8,500 shares of Common Stock that have an average exercise price of $5.41 per option. In addition, Mr. McDonald holds 30,000 unexercisable stock appreciation rights that have an average price of $7.00.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Mr. Crawford effective February 1, 2001 for a term expiring December 31, 2003, pursuant to which he will serve as the Company's President and Chief Executive Officer. The agreement provides for an annual base salary of $175,000 and such stock options and bonuses, as the Board of Directors in its sole discretion shall award, including 50,000 stock appreciation rights vesting over the term of the agreement.

         The Company entered into an employment agreement with Mr. McDonald effective February 1, 2001 for a term expiring December 31, 2003, pursuant to which he will serve as the Company's Vice President and Chief Financial Officer. The agreement provides for an annual base salary of $150,000 and such stock options and bonuses, as the Board of Directors in its sole discretion shall award, including 30,000 stock appreciation rights vesting over the term of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 1, 2001, certain information regarding beneficial ownership of the Common Stock by: (i) each person who is known to Aristotle to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director of Aristotle; (iii) each executive officer of Aristotle who is named in the Summary Compensation Table in
Item 11; and (iv) all executive officers and directors of Aristotle as a group. Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares and the address for each such person is The Aristotle Corporation, 27 Elm Street, New Haven, Connecticut. In preparing the following table, Aristotle has relied on information furnished by such persons.

                                              NUMBER OF SHARES
5% STOCKHOLDERS, DIRECTORS                      OF COMMON STOCK         VOTING
    AND EXECUTIVE OFFICERS                    BENEFICIALLY OWNED 1      POWER 2
    ----------------------                    ------------------        -----

5% STOCKHOLDERS:
Geneve Corporation 3 ...............                964,596             50.99%

DIRECTORS:
  John J. Crawford..................                123,329 4            6.28%
  Robert L. Fiscus..................                 13,275 5               *
  Betsy Henley-Cohn.................                 29,794 6            1.57%
  John Lahey........................                  4,241 7               *
  Steven B. Lapin...................                      0 8               *
  Daniel J. Miglio..................                 20,075 9            1.08%
  Edward Netter.....................                      0 10              *
  Sharon M. Oster...................                 49,274 11           2.60%
  John C. Warfel....................                 10,847 12              *

NAMED OFFICERS (EXCLUDING MR.  CRAWFORD)
  Paul McDonald.....................                 39,139 13           2.03%

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
GROUP  (10 PERSONS)
                                                    290,932             14.36%

*   Less than 1%

1 Includes as part of the total number of issued and outstanding shares of Common Stock those stock options which are currently exercisable by the individual whose share ownership percentage is being calculated, in accordance with the applicable securities regulations.
2 Percentages are calculated based on the total number of shares of Common Stock (on a fully converted basis) outstanding. Includes as part of the total number of issued and outstanding shares of Common Stock those stock options which are currently exercisable by the individual whose share ownership percentage is being calculated, in accordance with the applicable securities regulations.
3 Geneve Corporation's address is 96 Cummings Point Road, Stamford, Connecticut. Director Steven B. Lapin is the President and Chief Operating Officer of Geneve Corporation and Director Edward Netter is the Chairman and Chief Executive Officer of Geneve Corporation.
4 Includes 46,199 shares held by Mr. Crawford directly; 4,580 shares held in his wife's name; 50 shares held in the name of his daughter; and stock options, which are currently exercisable, to purchase 72,500 shares.
5 Includes 9,417 shares held by Mr. Fiscus directly and 400 shares held jointly with his wife; and stock options, which are currently exercisable, to purchase 3,458 shares.
6 Includes 8,996 shares held by Ms. Henley-Cohn directly; 11,840 shares held in trusts in which Mrs. Henley-Cohn has the power to vote the shares; 5,500 shares held equally by Ms. Henley-Cohn's son and daughter; and stock options, which are currently exercisable, to purchase 3,458 shares.
7 Includes 1,741 shares held by Mr. Lahey directly, and stock options, which are currently exercisable, to purchase 2,500 shares.
8 Does not include any shares owned by Geneve Corporation. Mr. Lapin is the President and Chief Operating Officer of Geneve Corporation.
9 Includes 15,617 shares held by Mr. Miglio directly; and stock options, which are currently exercisable, to purchase 4,458 shares.
10 Does not include any shares owned by Geneve Corporation. Mr. Netter is the Chairman and Chief Executive Officer of Geneve Corporation.
11 Includes 12,437 shares held by Ms. Oster directly and 31,900 held by Ms. Oster's husband; and stock options, which are currently exercisable, to purchase 4,937 shares. Ms. Oster disclaims control over shares owned by her husband.
12 Includes 7,868 shares held by Mr. Warfel directly; and stock options, which are currently exercisable, to purchase 2,979 shares.
13 Includes stock options, which are currently exercisable, to purchase 39,139 shares.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 14, 2000, the Company acquired 80% of the outstanding shares of common stock (the "Acquisition") of Safe Passage, a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between the Company and the Safe Passage shareholders (the "Sellers"). In consideration for such shares, the Company paid an aggregate purchase price of $1.625 million in cash to the Sellers plus possible additional future consideration of up to a maximum of $2.3 million based on the operating performance of Safe Passage during calendar years 2000 and 2001. If and when such additional consideration is earned, the Company will record the payment as additional purchase price consideration. At June 30, 2001, no such consideration was earned. In addition, the Company has incurred approximately $.3 million of transaction and other related costs associated with the Acquisition.

         The Company has entered into employment agreements with two executive officers, John Crawford and Paul McDonald. See Item 11 - "Executive Compensation - Employment Agreements."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)      The following are filed as part of this report:


(1) and (2) Financial Statements:
         Consolidated Balance Sheets..........................................        23
         Consolidated Statements of Operations................................        24
         Consolidated Statements of Changes in Stockholders' Equity...........        25
         Consolidated Statements of Cash Flows................................        26
         Notes to Consolidated Financial Statements...........................        27
         Report of Independent Public Accountants.............................        22

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)      Exhibits:

         Exhibit
         Number                             Description
         ------                             -----------

        Exhibit 2.1--Capital Contribution Agreement dated as of November 19, 1993 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and the Stockholders of Strouse, incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation Current Report on Form 8-K dated April 14, 1994, as amended (the "1994 Current Report").

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

        Exhibit 10.5--Stipulation and Agreement of Settlement dated as of May 28, 1996 regarding In Re First Constitution Stockholders Litigation, incorporated herein by reference to Exhibit 10.23 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

        Exhibit 10.8--The Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and Paul McDonald, incorporated herein by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

        Exhibit 10.9--The Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and John Crawford is attached hereto as Exhibit 10.9.

        Exhibit 21.1--Subsidiaries of The Aristotle Corporation is attached hereto as Exhibit 21.1.

        Exhibit 23.1 --Consent of KPMG LLP is attached hereto as Exhibit 23.1.




        (b)      Reports on Form 8-K:

                 None.

        (c)      See (a)(3) above.

        (d)      See (a)(2) above.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  THE ARISTOTLE CORPORATION


                                               /s/ John J. Crawford
                                               ---------------------
                                               John J. Crawford
                                  ITS PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                            CHAIRMAN OF THE BOARD
                                           Date: September 27, 2001


                                               /s/ Paul Mcdonald
                                               ------------------
                                                Paul McDonald
                                  ITS CHIEF FINANCIAL OFFICER AND SECRETARY
                              (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)
                                           Date: September 27, 2001



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


               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----
         /s/ John J. Crawford               President, Chief Executive                   September 27, 2001
         -----------------------            Officer, Chairman of the
             John J. Crawford               Board and Director
                                            (principal executive officer)

         /s/ Paul Mcdonald                  Chief Financial Officer and                  September 27, 2001
         -----------------------            Secretary (principal financial
             Paul McDonald                  and accounting officer)


         /s/ Betsy Henley-Cohn                         Director                          September 27, 2001
         -----------------------
             Betsy Henley-Cohn

         /s/ Robert L. Fiscus                          Director                          September 27, 2001
         -----------------------
             Robert L. Fiscus

         /s/ John L. Lahey                             Director                          September 27, 2001
         -----------------------
             John L. Lahey


         /s/ Steven B. Lapin                           Director                          September 27, 2001
         -----------------------
             Steven B. Lapin

         /s/ Daniel J. Miglio                          Director                          September 27, 2001
         -----------------------
             Daniel J. Miglio

         /s/ Edward Netter                             Director                          September 27, 2001
         -----------------------
             Edward Netter

         /s/ Sharon M. Oster                           Director                          September 27, 2001
         -----------------------
             Sharon M. Oster

         /s/ John C. Warfel                            Director                          September 27, 2001
         -----------------------
             John C. Warfel

                                  EXHIBIT INDEX


Exhibit 10.9       --The Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and John Crawford

Exhibit 21.1       --Subsidiaries of The Aristotle Corporation

Exhibit 23.1       --Consent of KPMG LLP