Form 10-Q
period 2001-09-30
ARISTOTLE CORP
filed 2001-11-14
CIK 790071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO
                                   ------------------  ------------------

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

                               Yes [X]     No

     As of November 10, 2001, 1,891,625 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                             Page
                                                                                                             ----
                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets at September 30, 2001 and June 30, 2001....................3
              Condensed Consolidated Statements of Operations for the Three Months Ended
                            September 30, 2001 and 2000........................................................4
              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                            September 30, 2001 and 2000........................................................5
              Notes to Condensed Consolidated Financial Statements.............................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.........................................................9

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.............................................11

                           PART II - OTHER INFORMATION
Item 1 - Legal Proceedings.....................................................................................13

Item 2 - Changes in Securities.................................................................................13

Item 3 - Defaults Upon Senior Securities.......................................................................13

Item 4 - Submission of Matters to a Vote of Security Holders...................................................13

Item 5 - Other Information.....................................................................................13

Item 6 - Exhibits and Reports on form 8-K......................................................................13

Signatures.....................................................................................................14

Exhibit Index..................................................................................................15


                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                  SEPTEMBER 30,    JUNE 30,
                                                                                                        2001         2001
                                                                                                  -------------    --------
                                              ASSETS                                               (UNAUDITED)
                                              ------
Current assets:
     Cash and cash equivalents....................................................................   $  4,141     $  4,149
     Marketable securities........................................................................        819          795
         Accounts receivable, net.................................................................        805          651
         Inventories..............................................................................        756          854
     Other current assets.........................................................................        175          121
                                                                                                     --------     --------
          Total current assets....................................................................      6,696        6,570
                                                                                                     --------     --------

Property and equipment, net.......................................................................      1,485        1,547
                                                                                                     --------     --------

Other assets:
         Goodwill.................................................................................      6,768        6,768
     Other noncurrent assets......................................................................         18           23
                                                                                                     --------     --------
                                                                                                        6,786        6,791
                                                                                                     --------     --------
                                                                                                     $ 14,967     $ 14,908
                                                                                                     ========     ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
        Current maturities of long term debt......................................................   $     84     $    169
         Accounts payable.........................................................................        252          340
     Accrued expenses.............................................................................        466          510
         Deferred revenue.........................................................................         86           99
     Accrued tax reserves.........................................................................        720          720
                                                                                                     --------     --------

          Total current liabilities...............................................................      1,608        1,838
                                                                                                     --------     --------

Long term debt, net of current maturities.........................................................        681          702
                                                                                                     --------     --------

Stockholders' equity:
     Common stock, $.01 par value, 3,000,000 shares authorized, 1,904,613
        shares issued.............................................................................         19           19
     Additional paid-in capital...................................................................    163,324      163,324
     Retained earnings (deficit)..................................................................   (150,528)    (150,817)
     Treasury stock, at cost, 12,988 shares.......................................................        (69)         (69)
         Foreign currency translation.............................................................         13           17
         Net unrealized investment losses.........................................................        (81)        (106)
          Total stockholders' equity..............................................................     12,678       12,368
                                                                                                     --------     --------
                                                                                                     $ 14,967     $ 14,908
                                                                                                     ========     ========

         The accompanying notes are an integral part of these condensed consolidated finanical statements.

                                       3

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            2001              2000
                                                                                            ----              ----

Net revenues........................................................................      $    2,368        $    1,828

Cost of goods sold..................................................................           1,206             1,000
                                                                                           ---------         ---------

             Gross profit...........................................................           1,162               828
                                                                                           ---------         ---------

Selling expenses....................................................................             230               147
Product development expenses........................................................             205                40
General and administrative expenses.................................................             466               415
Goodwill amortization ..............................................................              --                68
                                                                                           ---------         ---------

        Operating income ...........................................................             261               158
                                                                                           ---------         ---------

Other income (expense):
       Investment and interest income...............................................              53               108
     Interest expense...............................................................             (13)              (37)
        Equity loss in unconsolidated subsidiary....................................              (5)               --
                                                                                           ---------         ---------

            Income from continuing operations before income taxes .................              296               229

Provision for income taxes..........................................................               7                17
                                                                                           ---------         ---------

        Income from continuing operations...........................................             289               212

Minority interest...................................................................              --                16
                                                                                           ---------         ---------

        Net income .................................................................       $     289         $     228
                                                                                           =========         =========

 Earnings per common share, basic and diluted ......................................       $     .15         $     .12
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


                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                  2001           2000
                                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   ......................................................................        $   289        $   228
     Adjustments to reconcile net income to net cash provided by operating activities:
            Goodwill amortization.......................................................             --             68
        Depreciation and amortization...................................................             71             41
            Minority interest...........................................................             --            (16)
        Changes in assets and liabilities:
             Accounts receivable........................................................           (154)            14
             Inventories................................................................             98             22
             Other assets...............................................................            (48)            61
             Accounts payable...........................................................            (88)           (51)
             Accrued expenses...........................................................            (46)           (30)
                    Deferred revenue....................................................            (14)            --
                                                                                                --------       --------
                  Net cash provided by (used in) operating activities...................            108            337
                                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of Safe Passage, net of $20 of cash acquired...........................             --         (1,627)
     Purchase of property and equipment.................................................            (10)           (11)
                                                                                                --------       --------
                  Net cash provided by (used in) investing activities...................            (10)        (1,638)
                                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving loan........................................................             --           (116)
        Principal debt payments.........................................................            (99)          (356)
     Repayment of capital lease obligations.............................................             (7)            (7)
                                                                                                --------       --------
                  Net cash used in provided by financing activities.....................           (106)          (479)
                                                                                                --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................             (8)        (1,780)
CASH AND CASH EQUIVALENTS, beginning of period.........................................           4,149          4,951
                                                                                                --------       --------
CASH AND CASH EQUIVALENTS, end of period................................................        $ 4,141        $ 3,171
                                                                                                =======        ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1.      NATURE OF OPERATIONS

     The Aristotle Corporation ("Aristotle" or the "Company") is a holding company which, through its wholly-owned subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), currently conducts business in two segments, the medical education and training products market and the computer-based training market. Simulaids' primary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools. Safe Passage develops and licenses computer-based training products to government and industry clients.

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

     The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities acquired based on their fair market values at the date of the Acquisition. The excess cost over the fair value of net assets acquired, which amounted to approximately $1.8 million, is reflected as goodwill.

     Operating results for the three months ended September 30, 2001 and 2000, on a pro forma basis as though Safe Passage was acquired as of the first day of each period are as follows (dollars in thousands except share data):


                                                                      2001               2000
                                                                      ----               ----
                                                                   (unaudited)        (unaudited)

Net sales................................................            $2,515             $2,368
Net  income..............................................               289                414
Basic and diluted earnings per common share..............               .15                .22


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 2001.

2.      NEW ACCOUNTING PRONOUNCEMENTS

     As of July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No 142"). Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Accordingly, the Company no longer records amortization of goodwill. For the quarter ended September 30, 2000, the Company recorded $68 of goodwill amortization. The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA contract awards to Safe Passage, anticipated to be awarded during the next three months, will be a significant consideration in assessing any potential Safe Passage goodwill impairment during fiscal 2002. The Company is required to apply the initial fair value test by December 31, 2001. The Company has not yet determined whether the initial fair value test of the goodwill reflected in the accompanying consolidated balance sheets will result in any impairment charges.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet quantified the impact of implementing SFAS No. 144 on the Company's consolidated financial statements.

3.      DEBT AGREEMENT

     On September 27, 1999, Simulaids and Citizens Bank of Connecticut ("Citizens") entered into a $2.0 million credit agreement. The credit agreement is currently comprised of two facilities ("Credit Facilities"):

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

     As of September 30, 2001, the balance outstanding on the mortgage was $689,000 and there was no balance outstanding on the term loan. Future principal payments on the mortgage is $5,000 per month until September 2006, at which time the remaining balance will be due.


4.      EARNINGS PER COMMON SHARE

     The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". For the three months ended September 30, 2001 and 2000, basic and diluted earnings per share are calculated as follows:


THREE MONTHS ENDED SEPTEMBER 30
-------------------------------
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                                2001         2000
BASIC EARNINGS PER SHARE:
NUMERATOR
         Net income.....................................................................    $      289    $      228
                                                                                            ==========    ==========

DENOMINATOR
         Weighted average shares outstanding............................................     1,891,625     1,886,779
                                                                                            ==========    ==========

BASIC EARNINGS PER COMMON SHARE                                                             $      .15           .12
                                                                                            ==========    ==========

DILUTED EARNINGS PER SHARE:
NUMERATOR
          Net income....................................................................    $      289    $      228
                                                                                            ==========    ==========

DENOMINATOR
         Weighted average shares outstanding............................................      1,923,845    1,902,571
                                                                                            ===========   ==========

DILUTED EARNINGS PER COMMON SHARE                                                           $       .15   $      .12
                                                                                            ===========   ==========


5.      COMPREHENSIVE INCOME

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income
(loss) for the three months ended September 30, 2001 and 2000 is as follows:

                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                          -------------
                                                                                          (UNAUDITED)
                                                                                   (IN THOUSANDS OF DOLLARS)

                                                                                  2001                   2000
                                                                                  ----                   ----

         Net income ............................................................  $289                   $228

             Foreign currency translation adjustment............................    (4)                    --

         Net unrealized investment gain.........................................    25                     28
                                                                                  ----                   ----

         Comprehensive income ..................................................  $310                   $256
                                                                                  ====                   ====

6.      SEGMENT REPORTING

     The Company has two reportable segments: the medical education and training products segment and the computer-based training segment. The medical education and training products segment produces manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. The computer-based training segment develops and sells computer-based training products to government and industry clients.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of the businesses was acquired as a unit, and the management at the time of the acquisition was retained. The results of each segment for the three months ended September 30, 2001 are as follows (in thousands of dollars):


                         Medical Products     Computer Training        Corporate                   Total
                         ----------------     -----------------        ---------                   -----

Net sales                    $2,253                 $  115                $   --                  $ 2,368

Operating income (loss)      $  674                 $ (266)               $ (147)                 $   261

Depreciation and
amortization                 $   47                 $   22                $    2                  $    71

Identifiable assets          $8,378                 $1,817                $4,772                  $14,967

Identifiable liabilities     $1,249                 $  502                $  538                  $ 2,289



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

     This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

RESULTS OF OPERATIONS OF THE COMPANY

     Net revenue for the three months ended September 30, 2001 increased 30% to $2,368 compared to net revenues of $1,828 for the same period in the prior year. The increase in revenues principally reflects revenue growth at Simulaids of $440, which experienced increases with both domestic and export distributors and increased revenues across most major product categories. In addition, the increase in net revenues reflects three months of revenues for Safe Passage of $115 in the current fiscal year versus two weeks of revenues of $14 for Safe Passage in the same period in the prior year.

     Gross profit for the three months ended September 30, 2001 increased 40.3% to $1,162 from $828 for the same period in the prior year and the gross margin percentage increased to 49.1% from 45.3%. The increase in gross profit reflected higher sales and improved plant efficiency for Simulaids, which generated $257 of increased gross profit, and reflected three months of gross profit for Safe Passage of $80 in the current fiscal year versus two weeks of gross profit of $14 for Safe Passage in the prior year. This improvement in gross margin reflected improved manufacturing efficiencies for Simulaids and high margins generated by the Safe Passage business.

     Selling expense for the three months ended September 30, 2001 increased 56.5% to $230 from $147 for the same period in the prior year. The increase mainly reflected the inclusion of a full quarter's impact of Safe Passage which increased by $45 and commission expenses of $25 paid by Simulaids to an affiliate for sales to international customers.

     Product development for the three months ended September 30, 2001 was $205 versus $40 for the three months ended September 30, 2000. The increase mainly reflected the inclusion of a full quarter's impact of Safe Passage which increased by $158.

     The Company's general and administrative expenses for the three months ended September 30, 2001 increased 12.0% to $466 compared to $416 for the comparable 2000 fiscal quarter. The increase was primarily due to the inclusion of a full quarter's impact of Safe Passage which increased by $60 partially offset by reduced professional fees.

     There was no goodwill amortization for the current fiscal quarter versus $68 of goodwill amortization in the prior year's quarter. Effective July 1, 2001, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA contract awards to Safe Passage, anticipated to be awarded during the next three months, will be a significant consideration in assessing any potential Safe Passage goodwill impairment during fiscal 2002.

     Investment and interest income was $53 and $108 for the three months ended September 30, 2001 and 2000, respectively. The decrease in 2001 mainly reflects lower returns on investment balances.

     Interest expense for the three months ended September 30, 2001 decreased to $13 from $37 in the corresponding three months ended September 30, 2000. The decrease primarily reflected lower debt levels due to principal payments made during the prior twelve months.

     The income tax provision for the three months ended September 30, 2001 was $7 compared to $17 for the three months ended September 30, 2000. The tax provision primarily represents state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Aristotle ended the September 30, 2001 quarter with $4,141 in cash and cash equivalents versus cash and cash equivalents of $4,149 at June 30, 2001. Cash consumed during the quarter was principally used to reduce debt by $106 and to purchase $10 of property and equipment, partially offset by cash provided by operating activities of $108. The overall decrease in cash and cash equivalents of $8 is detailed below.

     The Company generated cash from operations of $108 during the quarter ended September 30, 2001 and $337 from operations during the quarter ended September 30, 2000. During the September 2001 quarter, the generation of cash from operations was principally the result of net income before depreciation and amortization of $360 partially offset by increased accounts receivable and reduced accounts payable. During the September 2000 quarter, the generation of cash from operations was principally the result of net income before depreciation and amortization of $337.

     The Company used cash for investing activities of $10 during the quarter ended September 30, 2001 and $1,638 during the quarter ended September 30, 2000. During the September 2001 quarter, the utilization of cash was principally for the purchase of property and equipment. During the September 2000 quarter, the utilization of cash was principally for the acquisition of Safe Passage.

     The Company utilized cash of $106 for financing activities during the quarter ended September 30, 2001, and used cash of $479 for financing activities during the quarter ended September 30, 2000. Funds utilized in the September 2001 quarter reflected principal debt payments of $106. Funds utilized in the September 2000 quarter reflected the reduction of debt by $479.

     Capital resources in the future are expected to be used for the development of the Simulaids and Safe Passage businesses and to acquire additional companies. Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for at least the next twelve months.


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





QUANTITATIVE

     The Company's marketable securities and long-term borrowings as of September 30, 2001 are as follows:

                                                  Maturity less                      Maturity greater
                                                  than one year                        than one year
                                                  -------------                        -------------
Marketable securities
             Cost value                              $     --                          $    900
             Weighted average return                       --                               6.8%
             Fair market value                       $     --                          $    819

Long-term borrowings
             Amount                                  $     84                          $    681
             Weighted average interest rate               5.5%                              5.5%
             Fair market value                       $     84                          $    681


RECENT DEVELOPMENTS

     Discussions between Geneve Corporation ("Geneve") and the Company are continuing concerning a possible stock merger of the Company with Nasco International, Inc. ("Nasco"), a large operating subsidiary of Geneve. Nasco, headquartered in Fort Atkinson, Wisconsin, is a manufacturer and world-wide distributor of products primarily to the education and health markets. There is no assurance that a merger transaction will be consummated. Geneve, a privately held entity, currently owns approximately 51% of Aristotle's Common Stock and two principals of Geneve sit on the Aristotle Board.


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

                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS.

     The Registrant is not a party to any material legal proceedings. See the following sections of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001: "Management's Discussion and Analysis of Financial Conditions and Result of Operations - Income Taxes" and Note 7 - "Income Taxes" to the Consolidated Financial Statements with regard to Registrant's claims for tax refunds with the Internal Revenue Service.



ITEM 2 - CHANGES IN SECURITIES.

         None



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

         None



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

         None



ITEM 5 - OTHER INFORMATION.

         None



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits - None. See Exhibit Index attached to this Report.

         (b)  Reports on Form 8-K - None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     THE ARISTOTLE CORPORATION

                              /s/ John J. Crawford
                              ------------------------------------------
                                              John J. Crawford
                              ITS PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                        CHAIRMAN OF THE BOARD
                                       Date: November 14, 2001

                              /s/ Paul McDonald
                              ------------------------------------------
                                              Paul McDonald
                              ITS CHIEF FINANCIAL OFFICER AND SECRETARY
                          (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)
                                       Date: November 14, 2001

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

          Exhibit 10.9--The Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and John Crawford, incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.