Form 10-K/A
period 2001-06-30
ARISTOTLE CORP
filed 2001-11-21
CIK 790071

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended June 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    --------------

                         Commission file number 0-14669

                            THE ARISTOTLE CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                           06-1165854
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

                   27 Elm Street, New Haven, Connecticut 06510
              (Address of principal executive offices and zip code)

                                 (203) 867-4090
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:

                                 Not applicable

Securities registered pursuant to section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title Of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]           No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 19, 2001, the aggregate market value of the Common Stock outstanding of The Aristotle Corporation held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $4,769,296, based on the closing price as reported by the Nasdaq Stock Market. As of November 19, 2001, 1,891,625 shares of Common Stock were outstanding.

         AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                              ENDED JUNE 30, 2001.

The Amendment to the Annual Report on Form 10-K for The Aristotle Corporation is being filed to add an item to the exhibit list provided in Part IV, Item 14 to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           Part IV - OTHER INFORMATION

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON FORM 8-K.

        (a)      The following are filed as part of this report:


(1) and (2) Financial Statements:
         Consolidated Balance Sheets........................................................       23
         Consolidated Statements of Operations..............................................       24
         Consolidated Statements of Changes in Stockholders' Equity.........................       25
         Consolidated Statements of Cash Flows..............................................       26
         Notes to Consolidated Financial Statements.........................................       27
         Report of Independent Public Accountants...........................................       22

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits

          Exhibit
          Number                     Description
          -------                    -----------

          Exhibit 2.1--Capital Contribution Agreement dated as of November 19, 1993 by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and the Stockholders of Strouse, incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation Current Report on Form 8-K dated April 14, 1994, as amended (the "1994 Current Report").

          Exhibit 2.2--Agreement and Plan of Reorganization, dated as of September 13, 2000 (closed on September 14, 2000), buy and among the Registrant, Aristotle Acquisition Sub, Inc., Safe Passage International, Inc., James S. Viscardi, Michael R. Rooksby, Howard C. Rooksby and Andrew M. Fiegiel, incorporated herein by reference to
          Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 27, 2000.

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

          Exhibit 4.1--Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws as Exhibits 3.1 and 3.2 are incorporated into this item by reference. See Exhibit 3.1 and
          Exhibit 3.2 above.

          Exhibit 4.2--Registration Rights Agreement dated as of April 11, 1994 between the Registrant and the shareholders listed on Exhibit A thereto, incorporated by reference to an exhibit to the Registrants' Registration Statement on Form S-3 (File No. 333-4185).

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

          Exhibit 10.2--Form of Stock Option Agreement (for non-employee directors), incorporated herein by reference to Exhibit 10.3 of the 1992 Form 10-K.

          Exhibit 10.3--Form of Incentive Stock Option Agreement (for employees), incorporated herein by reference to Exhibit 10.4 of the 1992 Form 10-K.

          Exhibit 10.4--Settlement and Release Agreement dated as of May 29, 1996 amount The Aristotle Corporation, the Federal Deposit Insurance Corporation and certain other interested parties, incorporated herein by reference to Exhibit 10.22 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

          Exhibit 21.1--Subsidiaries of The Aristotle Corporation, incorporated herein by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

          Exhibit 23.1--Consent of KPMG LLP as to incorporation of reports of statement of income of Simulaids, Inc., incorporated herein by reference to Exhibit 23.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

          Exhibit 23.2--Consent of Arthur Andersen LLP as to incorporation of certain reports is attached hereto as Exhibit 23.2.

          (b)     Reports on Form 8-K:

          None.

          (c)     See (a)(3) above.

          (d)     See (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                     THE ARISTOTLE CORPORATION

                                     /s/  John J. Crawford
                                     ------------------------------------------
                                     John J. Crawford
                                     Its President, Chief Executive Officer and
                                     Chairman of the Board



Dated:  November 19, 2001

                                  EXHIBIT INDEX



Exhibit 23.2        --Consent of Arthur Andersen LLP as to incorporation of
                      certain reports

                                  EXHIBIT 23.2


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-41845 (Registration Rights Agreement) and File No. 333-41841 (1997 Employee and Director Stock Plan).


                                            /s/ Arthur Andersen LLP
                                            ------------------------------------


Hartford, Connecticut
August 31, 2001