Form 10-Q
period 2001-12-31
ARISTOTLE CORP
filed 2002-02-14
CIK 790071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                   Yes [X] No

         As of February 10, 2002, 1,931,581 shares of Common Stock, $.01 par value per share, were outstanding.


                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                         QUARTER ENDED DECEMBER 31, 2001

                                                                                                         PAGE
                                                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at December 31, 2001 and June 30, 2001.....................3
         Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                       December 31, 2001 and 2000.........................................................4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                       December 31, 2001 and 2000.........................................................5
         Notes to Condensed Consolidated Financial Statements.............................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.........................................................11

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.......................................13

                         PART II - OTHER INFORMATION
Item 1 - Legal Proceedings...............................................................................15

Item 2 - Changes in Securities...........................................................................15

Item 3 - Defaults Upon Senior Securities.................................................................15

Item 4 - Submission of Matters to a Vote of Security Holders.............................................15

Item 5 - Other Information...............................................................................15

Item 6 - Exhibits and Reports on form 8-K................................................................15

Signatures...............................................................................................16

Exhibit Index............................................................................................17



                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                       DECEMBER 31,   JUNE 30,
                                                                                                          2001          2001
                                                                                                        ---------    ---------
                                              ASSETS                                                   (UNAUDITED)
                                              ------
Current assets:
     Cash and cash equivalents ......................................................................   $   4,388    $   4,149
     Marketable securities ..........................................................................         794          795
     Accounts receivable, net .......................................................................         716          651
     Inventories.....................................................................................         847          854
     Other current assets ...........................................................................         154          121
                                                                                                        ---------    ---------
          Total current assets ......................................................................       6,899        6,570
                                                                                                        ---------    ---------

Property, plant and equipment, net ..................................................................       1,544        1,547
                                                                                                        ---------    ---------

Other assets:
     Goodwill .......................................................................................       6,768        6,768
     Other noncurrent assets ........................................................................         529           23
                                                                                                        ---------    ---------
                                                                                                            7,297        6,791
                                                                                                        ---------    ---------
                                                                                                        $  15,740    $  14,908
                                                                                                        =========    =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
     Current maturities of long term debt ...........................................................   $      85    $     169
     Accounts payable ...............................................................................         497          340
     Accrued expenses ...............................................................................         482          510
     Deferred revenue ...............................................................................          73           99
     Accrued tax reserves ...........................................................................         720          720
                                                                                                        ---------    ---------
          Total current liabilities .................................................................       1,857        1,838
                                                                                                        ---------    ---------

Long term debt, net of current maturities ...........................................................         659          702
                                                                                                        ---------    ---------

Stockholders' equity:
     Common stock, $.01 par value, 3,000,000 shares authorized, 1,944,569
        shares issued ...............................................................................          20           19
     Additional paid-in capital .....................................................................     163,574      163,324
     Accumulated deficit ............................................................................    (150,211)    (150,817)
     Treasury stock, at cost, 12,988 shares .........................................................         (69)         (69)
     Foreign currency translation ...................................................................          16           17
     Net unrealized investment losses ...............................................................        (106)        (106)
                                                                                                        ---------    ---------
          Total stockholders' equity ................................................................      13,224       12,368
                                                                                                        ---------    ---------
                                                                                                        $  15,740    $  14,908
                                                                                                        =========    =========

         The accompanying notes are an integral part of these condensed consolidated finanical statements.


                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            DECEMBER 31,                  DECEMBER 31,
                                                                            ------------                  ------------
                                                                        2001           2000           2001           2000
                                                                        ----           ----           ----           ----

Net revenue .....................................................   $     2,498    $     1,982    $     4,866    $     3,810
Cost of goods sold ..............................................         1,253            997          2,459          1,996
                                                                    -----------    -----------    -----------    -----------

        Gross profit ............................................         1,245            985          2,407          1,814
                                                                    -----------    -----------    -----------    -----------

Selling expenses ................................................           240            279            470            392
Product development .............................................           110            147            315            161
General and administrative expenses .............................           590            390          1,056            866
Goodwill amortization ...........................................            --            121             --            189
                                                                    -----------    -----------    -----------    -----------

        Operating income ........................................           305             48            566            206
                                                                    -----------    -----------    -----------    -----------

Other income (expense):
     Investment and interest income .............................            39             93             92            201
     Interest expense ...........................................           (12)           (33)           (25)           (71)
     Equity loss in on-line university ..........................            (8)            --            (13)            --
                                                                    -----------    -----------    -----------    -----------

        Income from continuing operations before income taxes....           324            108            620            336

Provision for income taxes ......................................            (7)            (5)           (14)           (22)
                                                                    -----------    -----------    -----------    -----------

        Income from continuing operations .......................           317            103            606            314

Minority interest ...............................................            --             19             --             35
                                                                    -----------    -----------    -----------    -----------

        Net income ..............................................   $       317    $       122    $       606    $       349
                                                                    ===========    ===========    ===========    ===========

Basic earnings per common share .................................   $       .17    $       .06    $       .32    $       .19
                                                                    ===========    ===========    ===========    ===========

Diluted earnings per common share ...............................   $       .16    $       .06    $       .31    $       .18
                                                                    ===========    ===========    ===========    ===========

Weighted average shares outstanding:
        Basic shares ............................................     1,896,837      1,886,922      1,894,231      1,886,851
        Diluted shares ..........................................     1,928,682      1,920,789      1,926,077      1,914,507


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                           2001        2000
                                                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................................   $   606    $   349
     Adjustments to reconcile net income to net cash provided by operating activities:
        Goodwill amortization ........................................................        --        189
        Depreciation and amortization ................................................       157         99
        Minority interest ............................................................        --        (35)
        Non-cash deferred compensation ...............................................        (6)        --
        Equity loss in on-line university ............................................        13         --
        Changes in assets and liabilities:
             Accounts receivable .....................................................       (65)       295
             Inventories .............................................................         6        (11)
             Other assets ............................................................       (38)        89
             Accounts payable ........................................................       157        (38)
             Accrued expenses ........................................................        37         (7)
             Deferred revenue ........................................................        26        (14)
                                                                                         -------    -------
                  Net cash provided by operating activities ..........................       893        916
                                                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Safe Passage, net of $20 of cash acquired ...........................        --     (1,746)
     Investment in on-line university ................................................       (25)       (28)
     Transaction costs related to the proposed Nasco merger ..........................      (490)        --
     Purchase of property and equipment ..............................................      (155)      (121)
                                                                                         -------    -------
                  Net cash used in investing activities ..............................      (670)    (1,895)
                                                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of revolving loan .....................................................        --       (116)
     Principal debt payments .........................................................      (112)      (412)
     Repayment of capital lease obligations ..........................................       (15)       (15)
     Issuance of new shares of common stock ..........................................       143         --
                                                                                         -------    -------
                  Net cash provided by (used in) financing activities ................        16       (543)
                                                                                         -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................       239     (1,522)
CASH AND CASH EQUIVALENTS, beginning of period .......................................     4,149      4,951
                                                                                         -------    -------
CASH AND CASH EQUIVALENTS, end of period .............................................   $ 4,388    $ 3,429
                                                                                         =======    =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       5

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


1.           Nature of Operations and Basis of Presentation
             ----------------------------------------------

         The Aristotle Corporation ("Aristotle" or the "Company") is a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), currently conducts business in two segments, the medical education and training products market and the computer-based training market. Simulaids' primary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools. Safe Passage develops and licenses computer-based training products to government and industry clients.

         On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock (the "Acquisition") of Safe Passage, a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers"). In consideration for such shares, the Company paid an aggregate purchase price of $1.625 million in cash to the Sellers. In addition, the Company has incurred approximately $318,000 of transaction and other related costs associated with the Acquisition.

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities acquired based on their fair market values at the date of the Acquisition. The excess cost over the fair value of net assets acquired, which amounted to approximately $1.8 million, is reflected as goodwill.

         Operating results for the six months ended December 31, 2001 and 2000, on a pro forma basis as though Safe Passage was acquired as of the first day of each period are as follows (dollars in thousands except share data):

Six Months Ended December 31
----------------------------
                                                   2001               2000
                                                   ----               ----
                                                (unaudited)        (unaudited)

Net revenue..................................     $4,866             $4,497
Net income...................................        606                536
Basic earnings per common share..............        .32                .28
Diluted earnings per common share............        .31                .28


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

         On November 28, 2001, Aristotle announced it had signed an agreement to merge with Nasco International, Inc. (Nasco), an indirect subsidiary of the privately held Geneve Corporation. Aristotle will be the surviving corporation and will continue to be a publicly held company listed on the Nasdaq SmallCap Market. Because Geneve will own a significant majority of the outstanding shares of Aristotle common stock upon completion of the merger, the merger will be accounted for as a reverse acquisition of entities under common control. Accordingly, for accounting purposes, Aristotle will be treated as the acquired company and Nasco will be considered to be the acquiring company and, therefore, the purchase price, as defined, will be allocated to the assets and liabilities of Aristotle as acquired by NASCO based on their fair market value at the date of the merger.

         The merger is subject to approval, at a meeting of Aristotle's stockholders, by a two-thirds affirmative vote of Aristotle's outstanding common shares, and also by a majority of shares voted, excluding those held by Geneve. Other conditions to closing are contained in the Agreement and Plan of Merger filed with the Securities and Exchange Commission on November 30, 2001 as an exhibit to its Current Report on Form 8-K reporting the merger.

         The Company calculates earnings per share in accordance with the provisions of SFAS No. 128 "Earnings Per Share." Options to purchase 27,769 and 30,164 of common stock were not included in the computations of earnings per share for the periods ended December 31, 2001 and 2000, respectively, because the option exercise prices were greater than the average market price of the common stock.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 2001.

    2.   NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         As of July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No 142"). Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Accordingly, the Company no longer records amortization of goodwill. For the three months and six months ended December 31, 2000, the Company recorded $121 and $189 of goodwill amortization, respectively. The Company has determined that no impairment of goodwill exists as of December 31, 2001. The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA or the newly formed Transportation Security Administration ("TSA") contract awards to Safe Passage, anticipated to be awarded during the next few months, will be a significant consideration in assessing any future potential Safe Passage goodwill impairment during fiscal 2002.

         A reconciliation of reported net income to adjusted net income before amortization of goodwill is as follows (dollars in thousands, except per share data):


                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           DECEMBER 31,                      DECEMBER 31,
                                                                           ------------                      ------------
                                                                      2001              2000            2001               2000
                                                                      ----              ----            ----               ----
Net income as reported........................................     $      317        $      122      $      606        $      349
Amortization of goodwill......................................              -               121               -               189
                                                                   ----------        ----------      ----------        ----------
Adjusted net income...........................................     $      317        $      243      $      606        $      538
                                                                   ==========        ==========      ==========        ==========


Basic earnings per common share:
Net income as reported........................................     $      .17        $      .06      $      .32        $      .19
                                                                   ----------        ----------      ----------        ----------
Amortization of goodwill......................................              -               .07               -               .10
                                                                   ----------        ----------      ----------        ----------
Adjusted net income...........................................     $      .17        $      .13      $      .32        $      .29
                                                                   ==========        ==========      ==========        ==========

Diluted earnings per common share:
Net income as reported........................................     $      .16        $      .06      $      .31        $      .18
Amortization of goodwill......................................              -               .07               -               .10
                                                                   ----------        ----------      ----------        ----------
Adjusted net income...........................................     $      .16        $      .13      $      .31        $      .28
                                                                   ==========        ==========      ==========        ==========


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

3.       Debt Agreement
         --------------

         On September 27, 1999, Simulaids and Citizens Bank of Connecticut ("Citizens") entered into a $2.0 million credit agreement. The credit agreement is currently comprised of two facilities ("Credit Facilities") (dollars in thousands):

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

         As of December 31, 2001, the balance outstanding on the mortgage was $675 and there was no balance outstanding on the term loan. Future principal payments on the mortgage are $5 per month until September 2006, at which time the remaining balance will be due.

4.       Comprehensive Income
         --------------------

         The Company reports comprehensive income in accordance with SFAS No. 130 in which the Company discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three and six months ended December 31, 2001 and 2000 is as follows:


                                                                                                   (UNAUDITED)
                                                                                            (IN THOUSANDS OF DOLLARS)

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   DECEMBER 31,                  DECEMBER 31,
                                                                                   ------------                  ------------
                                                                               2001            2000          2001            2000
                                                                               ----            ----          ----            ----

Net income..............................................................    $     317        $     122      $     606     $    349
Foreign currency translation adjustment.................................            3                -             (1)           -



Net unrealized investment gain (loss)...................................          (25)              78              -          106
                                                                            ----------       ---------      ---------     --------
Comprehensive income....................................................    $     295        $     200      $     605     $    455
                                                                            =========        =========      =========     ========

    5.   Segment Reporting
         -----------------

         The Company has two reportable segments: the medical education and training products segment and the computer based training segment. The medical education and training products segment produces manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. The computer-based training segment develops and sells computer-based training products to government and industry clients.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of the businesses was acquired as a unit, and the management at the time of the acquisition was retained. The results of each segment for the three and six months ended December 31, 2001 and 2000 are as follows:


                                                                                               (UNAUDITED)
                                                                                        (IN THOUSANDS OF DOLLARS)

                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          DECEMBER 31,                         DECEMBER 31,
                                                                          ------------                         ------------
                                                                     2001              2000               2001               2000
                                                                     ----              ----               ----                ----
Net revenue:
Medical education & training products ..................           $ 2,423            $ 1,796            $ 4,676            $ 3,610
Computer based training ................................                75                186                190                200
                                                                   -------            -------            -------            -------
Net revenue ............................................           $ 2,498            $ 1,982            $ 4,866            $ 3,810
                                                                   =======            =======            =======            =======

Operating income (loss):
Medical education & training products ..................           $   699            $   374            $ 1,373            $   747
Computer based training ................................              (195)              (225)              (461)              (314)
Corporate ..............................................              (199)              (101)              (346)              (227)
                                                                   -------            -------            -------            -------
Operating income .......................................           $   305            $    48            $   566            $   206
                                                                   =======            =======            =======            =======

Net Income (loss):
Medical education & training products ..................           $   414            $   196            $   813            $   391
Computer based training ................................              (196)              (198)              (462)              (272)
Corporate ..............................................                99                124                255                230
                                                                   -------            -------            -------            -------
Net income .............................................           $   317            $   122            $   606            $   349
                                                                   =======            =======            =======            =======


                                                                  DECEMBER 31,        JUNE 30,
                                                                     2001              2001
                                                                     ----              ----
Identifiable assets:
Medical education & training products...................           $ 8,902            $ 8,388
Computer based training.................................             1,771              1,887
Corporate...............................................             5,067              4,633
                                                                   -------            -------
Identifiable assets.....................................           $15,740            $14,908
                                                                   =======            =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and six months ended December 31, 2001, as compared to the three and six months ended December 31, 2000. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.


RESULTS OF OPERATIONS OF THE COMPANY

         THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

         Net revenue for the three months ended December 31, 2001 increased 26.0% to $2,498 compared to net revenue of $1,982 for the same period in the prior year. The increase in revenue principally reflects revenue growth at Simulaids of $627, which experienced increases through both its domestic and export distributors and increased revenue across most major product categories. The Simulaids increase was partially offset by decreased revenue of $111 at Safe Passage that reflected the downturn in the economy and in the technology sector in particular.

         Gross profit for the three months ended December 31, 2001 increased 26.4% to $1,245 from $985 for the same period in the prior year and the gross margin percentage increased to 49.8% from 49.7%. The increase in gross profit reflected higher sales and improved plant efficiency for Simulaids, which generated $384 of increased gross profit, partially offset by a $124 decrease for Safe Passage due mainly to the decline in net revenue.

         Selling expense for the three months ended December 31, 2001 decreased 14.0% to $240 from $279 for the same period in the prior year. The decrease mainly reflected reductions in staffing levels at Safe Passage partially offset by increased commission expenses paid by Simulaids to an affiliate for sales to international customers.

         Product development expenses for the three months ended December 31, 2001 decreased 25.2% to $110 from $147 for the three months ended December 31, 2000. The decrease principally reflected lower staffing levels at Safe Passage partially offset by increased staffing at Simulaids.

         The Company's general and administrative expenses for the three months ended December 31, 2001 increased 51.3% to $590 compared to $390 for the comparable 2000 fiscal quarter. The increase was primarily due to increased professional fees and higher staffing costs at Aristotle.

         There was no goodwill amortization for the current fiscal quarter versus $121 of goodwill amortization in the prior year's quarter. Effective July 1, 2001, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company has determined that no impairment of goodwill exists as of December 31, 2001. The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA or the Transportation Security Administration contract awards to Safe Passage, anticipated to be awarded during the next few months, will be a significant consideration in assessing any future potential Safe Passage goodwill impairment during fiscal 2002.

         Investment and interest income was $39 and $93 for the three months ended December 31, 2001 and 2000, respectively. The decrease in 2001 mainly reflects lower returns on investment balances.

         Interest expense for the three months ended December 31, 2001 decreased to $12 from $33 in the corresponding three months ended December 31, 2000. The decrease primarily reflected lower debt levels due to principal payments made during the prior twelve months.

         The income tax provision for the three months ended December 31, 2001 was $7 compared to $5 for the three months ended December 31, 2000. The tax provision primarily represents state taxes as federal income taxes are offset by the utilization of net operating loss carryforwards.

         SIX MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000.

         Net revenue for the six months ended December 31, 2001 increased 27.7% to $4,866 compared to net revenue of $3,810 for the same period in the prior year. The increase in revenue principally reflects revenue growth at Simulaids of $1,066, which experienced increases through both its domestic and export distributors and increased revenue across most major product categories.

         Gross profit for the six months ended December 31, 2001 increased 32.7% to $2,407 from $1,814 for the same period in the prior year and the gross margin percentage increased to 49.5% from 47.6%. The increase in gross profit mainly reflected higher sales and the gross margin increase principally reflected improved manufacturing efficiency for Simulaids.

         Selling expense for the six months ended December 31, 2001 increased 19.9% to $470 from $392 for the same period in the prior year. The increase mainly reflected higher commission expenses paid by Simulaids to an affiliate for sales to international customers, catalog costs, and travel expenses partially offset by reductions in staffing levels at Safe Passage.

         Product development expenses for the six months ended December 31, 2001 increased 95.7% to $315 from $161 for the six months ended December 31, 2000. The increase principally reflected the inclusion of a full six month's impact of Safe Passage and higher staffing levels at Simulaids.

         The Company's general and administrative expenses for the six months ended December 31, 2001 increased 21.9% to $1,056 compared to $866 for the comparable period in 2000. The increase was primarily due to the inclusion of a full six month's impact of Safe Passage, increased professional fees and higher staffing costs at Aristotle partially offset by lower shareholder expenses.

         There was no goodwill amortization for the six months ended December 31, 2001 compared to $189 for the comparable period in the prior year. Effective July 1, 2001, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company has determined that no impairment of goodwill exists as of December 31, 2001. The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA contract awards to Safe Passage, anticipated to be awarded during the next few months, will be a significant consideration in assessing any future potential Safe Passage goodwill impairment during fiscal 2002.

         Investment and interest income was $92 and $201 for the six months ended December 31, 2001 and 2000, respectively. The decrease in 2001 mainly reflects lower returns on investment balances.

         Interest expense for the six months ended December 31, 2001 decreased to $25 from $71 in the corresponding six months ended December 31, 2000. The decrease primarily reflected lower debt levels due to principal payments made during the prior twelve months.

         The income tax provision for the six months ended December 31, 2001 was $14 compared to $22 for the six months ended December 31, 2000. The tax provision primarily represents state taxes as federal income taxes are offset by the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Aristotle ended the December 31, 2001 quarter with $4,388 in cash and cash equivalents versus cash and cash equivalents of $4,149 at June 30, 2001. The increase in cash for the six months ended December 31, 2001 was principally generated by operating activities of $893 partially offset by cash used for transaction costs of $490 related to the proposed merger with Nasco and capital expenditures of $155. The overall increase in cash and cash equivalents of $239 is detailed below.

         The Company generated cash from operations of $893 during the six months ended December 31, 2001 and $916 from operations during the six months ended December 31, 2000. During the six months ended December 31, 2001, the generation of cash from operations was principally the result of net income before depreciation and amortization of $763 and the increase of accounts payable of $157. During the six months ended December 31, 2000, the generation of cash from operations was principally the result of net income before depreciation and amortization of $637 and the reduction of accounts receivable of $295.

         The Company used cash for investing activities of $670 during the six months ended December 31, 2001 and $1,895 during the six months ended December 31, 2000. During the six months ended December 31, 2001, the utilization of cash was principally for transaction costs of $490 related to the proposed merger with Nasco and capital expenditures of $155. During the six months ended December 31, 2000, the utilization of cash was principally due to the acquisition of Safe Passage of $1,746, capital expenditures of $121 and initial expenditures for the development of an on-line university with Quinnipiac University.

         The Company generated cash of $16 from financing activities during the six months ended December 31, 2001 and used cash of $543 in financing activities during the six months ended December 31, 2000. During the six months ended December 31, 2001, the generation of cash was mainly from the sale of common shares to Geneve of $143 partially offset by the reduction of debt by $127. Funds utilized in the six months ended December 31, 2000 reflected the reduction of debt by $543.

         Capital resources in the future are expected to be used for the development of the Simulaids and Safe Passage businesses, for additional costs anticipated for the proposed merger with Nasco and to pursue additional acquisitions. Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for at least the next twelve months.

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


QUANTITATIVE

         The Company's marketable securities and long-term borrowings as of December 31, 2001 are as follows:

                                               Maturity less    Maturity greater
                                               than one year      than one year
                                               -------------      -------------

Marketable securities
             Cost value                          $     --           $    900
             Weighted average return                   --                6.7%
             Fair market value                   $     --           $    794

Long-term borrowings
             Amount                              $    85            $    659
             Weighted average interest rate          5.5%                5.5%
             Fair market value                   $    85            $    659


RECENT DEVELOPMENTS

         On November 28, 2001, Aristotle announced it had signed an agreement to merge with Nasco International, Inc. (Nasco), an indirect subsidiary of the privately held Geneve Corporation. Aristotle will be the surviving corporation and will continue to be a publicly held company listed on the Nasdaq SmallCap Market. Because Geneve will own a significant majority of the outstanding shares of Aristotle common stock upon completion of the merger, the merger will be accounted for as a reverse acquisition of entities under common control. Accordingly, for accounting purposes, Aristotle will be treated as the acquired company and Nasco will be considered to be the acquiring company.

         The merger is subject to approval, at a meeting of Aristotle's stockholders, by a two-thirds affirmative vote of Aristotle's outstanding common shares, and also by a majority of shares voted, excluding those held by Geneve. Other conditions to closing are contained in the Agreement and Plan of Merger filed with the Securities and Exchange Commission on November 30, 2001 as an exhibit to its Current Report on Form 8-K reporting the merger.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all;
(ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate one or more additional acquisitions; (iii) the ability of Aristotle to retain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage Simulaids, Safe Passage and any other acquired or to be acquired companies; and (v) general economic conditions. As a result, the Company's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed in our Annual Report on Form 10-K.

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



ITEM 5 - OTHER INFORMATION.

       None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

       (a)      Exhibits - None. See Exhibit Index attached to this Report.

       (b) Reports on Form 8-K. On November 30, 2001, we filed a Current Report on Form 8-K under Item 5 regarding the proposed merger with Nasco International, Inc.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        THE ARISTOTLE CORPORATION

                                           /s/ John J. Crawford
                                 ------------------------------------------
                                               John J. Crawford
                                 ITS PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                            CHAIRMAN OF THE BOARD
                                           Date: February 13, 2002

                                           /s/ Paul McDonald
                                 ------------------------------------------
                                               Paul McDonald
                                  ITS CHIEF FINANCIAL OFFICER AND SECRETARY
                             (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING OFFICER)
                                           Date: February 13, 2002

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

         EXHIBIT 2.4--Agreement and Plan of Merger, dated as of November 27, 2001, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. incorporated herein by reference to Exhibit 2 of The Aristotle Corporation Current Report on Form 8-K dated November 30, 2001.

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

         Exhibit10.10--Exchange Agreement, dated as of November 27, 2001, between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10 of The Aristotle Corporation Current Report on Form 8-K dated November 30,2001.