Form 10-Q
period 2002-03-31
ARISTOTLE CORP
filed 2002-05-15
CIK 790071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________  TO  _____________

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

                            Yes [X]            No

         As of May 10, 2002, 1,936,581 shares of Common Stock, $.01 par value per share, were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2002


                                                                                                        PAGE
                                                                                                        ----
                                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at March 31, 2002 and June 30, 2001........................3
         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
               March 31, 2002 and 2001....................................................................4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               March 31, 2002 and 2001....................................................................5
         Notes to Condensed Consolidated Financial Statements.............................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................................................11

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.......................................15

                                          PART II - OTHER INFORMATION
Item 1 - Legal Proceedings...............................................................................17

Item 2 - Changes in Securities...........................................................................17

Item 3 - Defaults Upon Senior Securities.................................................................17

Item 4 - Submission of Matters to a Vote of Security Holders.............................................17

Item 5 - Other Information...............................................................................17

Item 6 - Exhibits and Reports on form 8-K................................................................17

Signatures...............................................................................................18

Exhibit Index............................................................................................19

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                                      MARCH 31,     JUNE 30,
                                                                                                        2002          2001
                                                                                                      ---------    ---------
                                               ASSETS                                                (UNAUDITED)
                                               ------
Current assets:
    Cash and cash equivalents .....................................................................   $   3,545    $   4,149
    Marketable securities .........................................................................         810          795
    Accounts receivable, net ......................................................................         949          651
    Other receivables .............................................................................         335           --
    Inventories ...................................................................................       1,042          854
    Other current assets ..........................................................................         208          121
                                                                                                      ---------    ---------
         Total current assets .....................................................................       6,889        6,570
                                                                                                      ---------    ---------

Property, plant and equipment, net ................................................................       1,559        1,547
                                                                                                      ---------    ---------

Other assets:
    Goodwill ......................................................................................       6,768        6,768
    Deferred transaction costs ....................................................................         947           --
    Other noncurrent assets .......................................................................          19           23
                                                                                                      ---------    ---------
                                                                                                          7,734        6,791
                                                                                                      ---------    ---------
                                                                                                      $  16,182    $  14,908
                                                                                                      =========    =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
    Current maturities of long term debt ..........................................................   $      85    $     169
    Accounts payable ..............................................................................         367          340
    Accrued expenses ..............................................................................         404          510
    Taxes and interest payable ....................................................................       1,338           --
    Deferred revenue ..............................................................................          81           99
    Accrued tax reserves ..........................................................................          --          720
                                                                                                      ---------    ---------
         Total current liabilities ................................................................       2,275        1,838
                                                                                                      ---------    ---------

Long term debt, net of current maturities                                                                   637          702
                                                                                                      ---------    ---------

Stockholders' equity:
    Common stock, $.01 par value, 3,000,000 shares authorized, 1,944,569 and 1,904,613
      shares issued as of March 2002 and June 2001, respectively ..................................          20           19
    Additional paid-in capital ....................................................................     163,904      163,654
    Accumulated deficit ...........................................................................    (150,511)    (151,147)
    Treasury stock, at cost, 12,988 shares ........................................................         (69)         (69)
    Foreign currency translation ..................................................................          17           17
    Net unrealized investment losses ..............................................................         (91)        (106)
                                                                                                      ---------    ---------
         Total stockholders' equity ...............................................................      13,270       12,368
                                                                                                      ---------    ---------
                                                                                                      $  16,182    $  14,908
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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             MARCH 31,                    MARCH 31,
                                                                             ---------                    ---------
                                                                       2002            2001          2002            2001
                                                                       ----            ----          ----            ----

Net revenue .....................................................   $    2,583     $    2,184     $    7,449     $    5,994
Cost of goods sold ..............................................        1,284          1,138          3,743          3,135
                                                                    ----------     ----------     ----------     ----------

      Gross profit ..............................................        1,299          1,046          3,706          2,859
                                                                    ----------     ----------     ----------     ----------

Selling expenses ................................................          220            166            690            557
Product development .............................................          171            189            485            350
General and administrative expenses .............................          353            592          1,410          1,458
Goodwill amortization ...........................................           --            121             --            310
                                                                    ----------     ----------     ----------     ----------

      Operating income ..........................................          555            (22)         1,121            184
                                                                    ----------     ----------     ----------     ----------

Other income (expense):
    Investment and interest income ..............................           28             89            120            290
    Interest expense ............................................         (340)           (25)          (365)           (95)
    Equity loss in on-line university ...........................          (23)            --            (36)            --
                                                                    ----------     ----------     ----------     ----------

      Income from continuing operations before income taxes .....          220             42            840            379

Provision for income taxes ......................................         (190)           (24)          (204)           (47)
                                                                    ----------     ----------     ----------     ----------

      Income from continuing operations .........................           30             18            636            332

Minority interest ...............................................           --             --             --             35
                                                                    ----------     ----------     ----------     ----------

      Net income ................................................   $       30     $       18     $      636     $      367
                                                                    ==========     ==========     ==========     ==========

 Basic earnings per common share ................................   $      .02     $      .01     $      .33     $      .19
                                                                    ==========     ==========     ==========     ==========

Diluted earnings per common share ...............................   $      .02     $      .01     $      .33     $      .19
                                                                    ==========     ==========     ==========     ==========

Weighted average shares outstanding:
      Basic shares ..............................................    1,931,581      1,888,710      1,906,499      1,887,463
      Diluted shares ............................................    1,988,870      1,913,310      1,948,125      1,914,111

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                               2002         2001
                                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................     $   636      $   367
   Adjustments to reconcile net income to net cash provided by operating activities:
      Goodwill amortization ............................................................          --          310
      Depreciation and amortization ....................................................         219          153
      Minority interest ................................................................          --          (35)
      Non-cash deferred compensation ...................................................          54           --
      Equity loss in on-line university ................................................          36           --
      Changes in assets and liabilities:
           Accounts receivable .........................................................        (298)          97
           Other receivables ...........................................................        (335)          --
           Inventories .................................................................        (188)         136
           Other assets ................................................................         (95)          63
           Accounts payable ............................................................          28         (105)
           Accrued expenses ............................................................         (53)         (94)
           Taxes and interest payable ..................................................       1,338           --
           Accrued tax reserves ........................................................        (720)          --
           Deferred revenue ............................................................         (18)         (44)
                                                                                             -------      -------
               Net cash provided by operating activities ...............................         604          848
                                                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Safe Passage, net of $20 of cash acquired ...............................          --       (1,822)
   Investment in on-line university ....................................................         (25)         (39)
   Transaction costs related to the proposed Nasco merger ..............................        (947)          --
   Purchase of property and equipment ..................................................        (231)        (171)
   Redemption of marketable securities .................................................          --        1,184
                                                                                             -------      -------
               Net cash used in investing activities ...................................      (1,203)        (848)
                                                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving loan .........................................................          --         (116)
   Principal debt payments .............................................................        (125)        (770)
   Repayment of capital lease obligations ..............................................         (23)         (20)
   Issuance of new shares of common stock ..............................................         143           --
                                                                                             -------      -------
               Net cash used in financing activities ...................................          (5)        (906)
                                                                                             -------      -------


DECREASE IN CASH AND CASH EQUIVALENTS ..................................................        (604)        (906)
CASH AND CASH EQUIVALENTS, beginning of period .........................................       4,149        4,951
                                                                                             -------      -------
CASH AND CASH EQUIVALENTS, end of period ...............................................     $ 3,545      $ 4,045
                                                                                             =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

      On September 14, 2000, Aristotle acquired 80% of the outstanding shares of common stock (the "Acquisition") of Safe Passage, a privately-held Rochester, New York-based company, pursuant to a Stock Purchase Agreement dated as of September 13, 2000 between Aristotle and the Safe Passage shareholders (the "Sellers"). In consideration for such shares, the Company paid an aggregate purchase price of $1.625 million in cash to the Sellers. In addition, the Company incurred approximately $318,000 of transaction and other related costs associated with the Acquisition. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities acquired based on their fair market values at the date of the Acquisition. The excess cost over the fair value of net assets acquired, which amounted to approximately $1.8 million, was recorded as goodwill.

      Operating results for the nine months ended March 31, 2002 and 2001, on a pro forma basis as though Safe Passage was acquired as of the first day of the periods are as follows (dollars in thousands except share data):

                                                   Nine Months Ended March 31
                                                   --------------------------
                                                    2002                2001
                                                    ----                ----
                                                 (unaudited)        (unaudited)

Net revenue..................................      $7,449             $6,681
Net income...................................         636                554
Basic earnings per common share..............         .33                .29
Diluted earnings per common share............         .33                .29

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

Merger
------

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

Tax Settlement
--------------

      The Company announced on April 11, 2002 that it had reached a settlement with the Internal Revenue Service ("IRS") regarding a $1.9 million refund it had received in 1997 resulting from a net operating loss carryback claim relating to its 1996 tax year (April 2002 settlement). As previously reported, the IRS had been reviewing the amount of the refund and the Company had recorded a tax reserve of $720,000 with respect to such refund. In connection with the receipt of the $1.9 million tax refund in 1997, the Company had paid a $480,000 contingency fee (Tax Contingency Fee) to a third party professional services firm who assisted the Company with the carryback claim. The Tax Contingency Fee was recognized as a general and administrative expense in fiscal 1997.

      In the April 2002 Settlement, the Company has agreed to pay to the IRS approximately $910,000 of the original tax refund, plus interest of $428,000, for an aggregate settlement of $1,338,000. Offsetting such obligation is a recovery of $228,000 of the Tax Contingency Fee, per the terms of the agreement, as well as a requirement of the third party services firm to pay approximately $107,000 of the interest, for an aggregate recovery of $335,000. Accordingly, included in the accompanying March 31, 2002 balance sheet is a $1,338,000 obligation due to the IRS and a $335,000 receivable from the professional services firm. Included in the accompanying statements of operations for the three and nine months ended June 30, 2002 is a $190,000 tax provision, a $321,000 net interest expense and a $228,000 reduction in general and administration expenses, resulting in a net income statement charge of $283,000 due to the April 2002 Settlement.

Restatement
-----------

      The Company has determined that a $330,000 note issued to Geneve Corporation in fiscal 2000 should have been reflected as an additional preferred dividend rather than as a reduction of paid-in capital. Therefore, the equity sections of the accompanying 2002 and 2001 balance sheets reflect a reclassification between paid-in capital and retained earnings. Total equity remains unaffected.

Earnings Per Common Share
-------------------------

      The Company calculates earnings per share in accordance with the provisions of SFAS No. 128 "Earnings Per Share." Options to purchase 27,769 and 30,164 of common stock were not included in the computations of earnings per share for the periods ended March 31, 2002 and 2001, respectively, because the option exercise prices were greater than the average market price of the common stock.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and notes included in Aristotle's Annual Report on Form 10-K for the year ended June 30, 2001.

  2.  New Accounting Pronouncements
      -----------------------------

      As of July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No 142"). Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Accordingly, the Company no longer records amortization of goodwill. For the three months and nine months ended March 31, 2001 the Company recorded $121 and $310 of goodwill amortization, respectively.

      The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA or the Transportation Security Administration ("TSA") contract awards to Safe Passage, anticipated to be awarded during the next few months, will be a significant consideration in assessing any future potential Safe Passage goodwill impairment during fiscal 2002. If Safe Passage does not receive significant business from the FAA or the TSA by June 30, 2002, management anticipates that an impairment test may indicate the need to write off all or a portion of the goodwill at its June 30, 2002 year-end.


A reconciliation of reported net income to adjusted net income before amortization of goodwill is as follows (dollars in thousands, except per share data):


                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
                                                                         ----------                     ---------
                                                                   2002             2001          2002            2001
                                                                   ----             ----          ----            ----

Net income as reported .....................................     $    30           $    18       $   636        $   367
Amortization of goodwill ...................................          --               121            --            310
                                                                 -------           -------       -------        -------
Adjusted net income ........................................     $    30           $   139       $   636        $   677
                                                                 =======           =======       =======        =======

Basic earnings per common share:
Net income as reported .....................................     $   .02           $   .01       $   .33        $   .19
Amortization of goodwill ...................................          --               .06            --            .17
                                                                 -------           -------       -------        -------
Adjusted net income ........................................     $   .02           $   .07       $   .33        $   .36
                                                                 =======           =======       =======        =======

Diluted earnings per common share:
Net income as reported .....................................     $   .02           $   .01       $   .33        $   .19
Amortization of goodwill ...................................          --               .06            --            .16
                                                                 -------           -------       -------        -------
Adjusted net income ........................................     $   .02           $  .07        $   .33        $   .35
                                                                 =======           =======       =======        =======s

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

3.    Debt Agreement
      --------------

      On September 27, 1999, Simulaids and Citizens Bank of Connecticut ("Citizens") entered into a $2.0 million credit agreement. The Company's outstanding indebtedness under the credit agreement is currently comprised of an $800,000 seven-year mortgage. Principal payments are scheduled on a fifteen-year straight-line amortization, with a balloon payment at the seven-year maturity. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election.

      As of March 31, 2002, the balance outstanding on the mortgage was $662. Future principal payments on the mortgage are $5 per month until September 2006, at which time the remaining balance will be due.

4.    Comprehensive Income
      --------------------

      The Company reports comprehensive income in accordance with SFAS No. 130 in which the Company discloses changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three and nine months ended March 31, 2002 and 2001 is as follows:


                                                                                 (UNAUDITED)
                                                                           (IN THOUSANDS OF DOLLARS)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     MARCH 31,                    MARCH 31,
                                                                     ---------                    ---------
                                                              2002             2001         2002             2001
                                                              ----             ----         ----             ----

Net income ...............................................  $    30          $    18       $   636         $   367
Foreign currency translation adjustment ..................        1               (1)           --              (1)
Net unrealized investment gain (loss) ....................       15               58            15             164
                                                            -------          -------       -------         -------
Comprehensive income .....................................  $    46          $    75       $   651         $   530
                                                            =======          =======       =======         =======

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

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of the businesses was acquired as a unit, and the management at the time of the acquisition was retained. The results of each segment for the three and nine months ended March 31, 2002 and 2001 are as follows:


                                                                                         (UNAUDITED)
                                                                                  (IN THOUSANDS OF DOLLARS)

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       MARCH 31,                            MARCH 31,
                                                                       ---------                            ---------
                                                                2002              2001               2002             2001
                                                                ----              ----               ----             ----

Net revenue:
Medical education & training products ..................      $ 2,544            $ 2,018            $ 7,220          $ 5,628
Computer based training ................................           39                166                229              366
                                                              -------            -------            -------          -------
Net revenue ............................................      $ 2,583            $ 2,184            $ 7,449          $ 5,994
                                                              =======            =======            =======          =======

Operating income (loss):
Medical education & training products ..................      $   793            $   448            $ 2,166          $ 1,195
Computer based training ................................         (249)              (292)              (711)            (606)
Corporate ..............................................           11               (178)              (334)            (405)
                                                              -------            -------            -------          -------
Operating income .......................................      $   555            $   (22)           $ 1,121          $   184
                                                              =======            =======            =======          =======

Net income (loss):
Medical education & training products ..................      $   471            $   235            $ 1,284          $   626
Computer based training ................................         (258)              (289)              (719)            (561)
Corporate ..............................................         (183)                72                 71              302
                                                              -------            -------            -------          -------
Net income .............................................      $    30            $    18            $   636          $   367
                                                              =======            =======            =======          =======


                                                             MARCH 31,          JUNE 30,
                                                               2002               2001
                                                               ----               ----

Identifiable assets:
Medical education & training products...................      $ 9,276            $ 8,388
Computer based training.................................        1,736              1,887
Corporate...............................................        5,170              4,633
                                                              -------            -------
Identifiable assets.....................................      $16,182            $14,908
                                                              =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

      This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and nine months ended March 31, 2002, as compared to the three and nine months ended March 31, 2001. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report.

      We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Revenues - Simulaids revenue is recorded when goods are shipped to the Company's customers. Safe Passage generates revenues from sales of software maintenance contracts. Revenue from software license agreements is recognized upon delivery of the software to the customer if there are no significant post delivery obligations and collection is probable. If a significant vendor obligation remains, then revenue is recognized under the percentage of completion method of accounting, whereby revenues and profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. The cumulative impact of any revision in the estimate of the cost to complete is reflected in the period in which the changes become known. Software maintenance fees are recognized over the term of the maintenance period. Advance billings of license and software maintenance contracts are reflected as deferred revenue in the accompanying consolidated balance sheets.

      Goodwill - As of July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No 142"). Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS No. 142 requires that goodwill be evaluated at least annually for impairment by applying a fair-value-based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Accordingly, commencing July 1, 2001 the Company no longer records amortization of goodwill.

RESULTS OF OPERATIONS OF THE COMPANY

      THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

      Net revenue for the three months ended March 31, 2002 increased 18.3% to $2,583 compared to net revenue of $2,184 for the same period in the prior year. The increase in revenue principally reflected revenue growth of $526 at Simulaids resulting from increases in sales of CPR manikins. The Simulaids increase was partially offset by decreased revenue of $127 at Safe Passage that reflected the downturn in the economy and in the technology sector in particular.

      Gross profit for the three months ended March 31, 2002 increased 24.2% to $1,299 from $1,046 for the same period in the prior year and the gross margin percentage increased to 50.3% from 47.9%. The increase in gross profit reflected higher sales and improved plant efficiency for Simulaids, which generated $386 of increased gross profit, partially offset by a $133 decrease for Safe Passage due mainly to the decline in net revenue.

      Selling expense for the three months ended March 31, 2002 increased 32.5% to $220 from $166 for the same period in the prior year. The increase mainly reflected higher commission expenses paid by Simulaids to an affiliate for sales to international customers partially offset by reductions in staffing levels at Safe Passage.

      Product development expenses for the three months ended March 31, 2002 decreased 9.5% to $171 from $189 for the three months ended March 31, 2001. The decrease principally reflected lower staffing levels at Safe Passage partially offset by increased staffing at Simulaids.

      The Company's general and administrative expenses for the three months ended March 31, 2002 decreased 40.4% to $353 compared to $592 for the comparable 2001 fiscal quarter. The decrease was primarily due to the recovery of contingency fees of $228 related to the tax settlement with the Internal Revenue Service.

      There was no goodwill amortization for the current fiscal quarter versus $121 of goodwill amortization in the prior year's quarter. Effective July 1, 2001, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA or the Transportation Security Administration ("TSA") contract awards to Safe Passage, anticipated to be awarded during the next few months, will be a significant consideration in assessing any future potential Safe Passage goodwill impairment during fiscal 2002. If Safe Passage does not receive significant business from the FAA or the TSA by June 30, 2002, management anticipates that an impairment test may indicate the need to write off all or a portion of Safe Passage goodwill at its June 30, 2002 year-end.

      Investment and interest income was $28 and $89 for the three months ended March 31, 2002 and 2001, respectively. The decrease in 2002 mainly reflects lower returns on investment balances.

      Interest expense for the three months ended March 31, 2002 increased to $340 from $25 in the corresponding three months ended March 31, 2001. The increase primarily reflected $321 of interest due as part of the tax settlement with the Internal Revenue Service.

      The equity loss in on-line university of $23 for the three months ended March 31, 2002 represents the initial costs of a continuing education joint venture with Quinnipiac University. The joint venture was formed in February 2001.

      The income tax provision for the three months ended March 31, 2002 was $190 compared to $24 for the three months ended March 31, 2001. The increase principally reflected $190 of federal taxes due as part of the tax settlement with the Internal Revenue Service.

      NINE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2001.

      Net revenue for the nine months ended March 31, 2002 increased 24.3% to $7,449 compared to net revenue of $5,994 for the same period in the prior year. The increase in revenue principally reflects revenue growth at Simulaids of $1,592, which experienced increases through both its domestic and export distributors and increased revenue across most major product categories. The Simulaids increase was partially offset by decreased revenue of $137 at Safe Passage that reflected the downturn in the economy and in the technology sector in particular.

      Gross profit for the nine months ended March 31, 2002 increased 29.6% to $3,706 from $2,859 for the same period in the prior year and the gross margin percentage increased to 49.8% from 47.7%. The increase in gross profit mainly reflected higher sales and the gross margin increase principally reflected improved manufacturing efficiency for Simulaids.

      Selling expense for the nine months ended March 31, 2002 increased 23.9% to $690 from $557 for the same period in the prior year. The increase mainly reflected higher commission expenses paid by Simulaids to an affiliate for sales to international customers, catalog costs, and advertising expenses partially offset by reductions in staffing levels at Safe Passage.

      Product development expenses for the nine months ended March 31, 2002 increased 38.6% to $485 from $350 for the nine months ended March 31, 2001. The increase principally reflected the inclusion of a full nine months' impact of Safe Passage and higher staffing levels at Simulaids.

      The Company's general and administrative expenses for the nine months ended March 31, 2002 decreased 3.3% to $1,410 compared to $1,458 for the comparable period in 2001. The decrease was primarily due to the recovery of contingency fees of $228 related to the tax settlement with the Internal Revenue Service, partially offset by the inclusion of a full nine months' impact of Safe Passage and increased professional fees and higher staffing costs at Aristotle.

      There was no goodwill amortization for the nine months ended March 31, 2002 compared to $310 for the comparable period in the prior year. Effective July 1, 2001, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The performance of Safe Passage has been negatively impacted by delays in the awarding of certain contracts by a primary customer, the Federal Aviation Administration ("FAA"). The timing and amount, if any, of FAA or the Transportation Security Administration ("TSA") contract awards to Safe Passage, anticipated to be awarded during the next few months, will be a significant consideration in assessing any future potential Safe Passage goodwill impairment during fiscal 2002. If Safe Passage does not receive significant business from the FAA or the TSA by June 30, 2002, management anticipates that an impairment test may indicate the need to write off all or a portion of Safe Passage goodwill at its June 30, 2002 year-end.

      Investment and interest income was $120 and $290 for the nine months ended March 31, 2002 and 2001, respectively. The decrease in 2002 mainly reflects lower returns on investment balances.

      Interest expense for the nine months ended March 31, 2002 increased to $365 from $95 in the corresponding nine months ended March 31, 2001. The increase primarily reflected $321 of interest due as part of the tax settlement with the Internal Revenue Service.

      The equity loss in on-line university of $36 for the nine months ended March 31, 2002 represents the initial costs of a continuing education joint venture with Quinnipiac University. The joint venture was formed in February 2001.

      The income tax provision for the nine months ended March 31, 2002 was $204 compared to $47 for the nine months ended March 31, 2001. The increase principally reflected $190 of federal taxes due for the tax settlement with the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

      Aristotle ended the March 31, 2002 quarter with $3,545 in cash and cash equivalents versus cash and cash equivalents of $4,149 at June 30, 2001. The decrease in cash for the nine months ended March 31, 2002 was principally the result of cash used for transaction costs of $947 related to the proposed merger with Nasco and capital expenditures of $231 partially offset by cash generated by operating activities of $604.

      The Company generated cash from operations of $604 during the nine months ended March 31, 2002 and $848 from operations during the nine months ended March 31, 2001. During the nine months ended March 31, 2002, the generation of cash from operations was principally the result of net income before depreciation and amortization of $855 an increase in taxes and interest payable of $1,338 related to the tax settlement, partially offset by a decrease of accrued tax reserves of $720 related to the tax settlement, an increase in the amount due from a third party professional services firm of $335 related to the tax settlement and increases in accounts receivable of $298 and inventory of $188. During the nine months ended March 31, 2001, the generation of cash from operations was principally the result of net income of $367 and depreciation and amortization of $463.

      The Company used cash for investing activities of $1,203 during the nine months ended March 31, 2002 and $848 during the nine months ended March 31, 2001. During the nine months ended March 31, 2002, the utilization of cash was principally for transaction costs of $947 related to the proposed merger with Nasco and capital expenditures of $231. During the nine months ended March 31, 2001, the utilization of cash was principally due to the acquisition of Safe Passage of $1,822, capital expenditures of $171, and initial expenditures of $39 for the development of an on-line continuing medical education program with Quinnipiac University, partially offset by the sale of marketable securities of $1,184.

      The Company used cash of $5 in financing activities during the nine months ended March 31, 2002 and $906 in financing activities during the nine months ended March 31, 2001. During the nine months ended March 31, 2002, the utilization of cash was mainly due to the reduction of debt by $148 partially offset by $143 of cash generated from the sale of common shares. Funds utilized in the nine months ended March 31, 2001 reflect the reduction of debt by $906.

      Our contractual cash obligations as of March 31, 2002, are as follows (in thousands):


                                                                           Payments Due by Period
                                                                           ----------------------

                                       Total Amounts    Fiscal Year     Fiscal Years    Fiscal Years    Fiscal Years
      Contractual Obligations            Committed         2002        2003 and 2004    2005 and 2006    After 2006
      -----------------------            ---------        ------       -------------    -------------    ----------

      Principal portion of long-
      term debt..................          $  662         $   13           $107              $107           $435
      Principal portion of capital
      lease obligations..........              60              8             52                --             --
      Employment obligations.....             977            209            768                --             --
      Operating leases...........              31             26              5                --             --
                                           ------         ------           ----              ----           ----
      Total......................          $1,730         $  256           $932              $107           $435
                                           ======         ======           ====              ====           ====

      Long-term debt consists of the financing agreement between Simulaids and Citizens Bank of Connecticut used to finance land and buildings located in Woodstock, New York. Principal payments are scheduled on a fifteen-year straight-line amortization, with a balloon payment in September 2006. The interest rate is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90, or 180 day LIBOR rate at Simulaids' election.

      The capital lease obligation, related to computer equipment, consists of an arrangement with IBM Credit Corporation. The lease terms require monthly payments until January 2004 and bears interest at the annual rate of 8.54%.

      The employment obligations consist of agreements with John J. Crawford and Paul M. McDonald of Aristotle and James S. Viscardi and Michael R. Rooksby of Safe Passage.

      Aristotle leases its office facility in New Haven, Connecticut at a monthly cost of approximately $1 and expires on June 30, 2002. Safe Passage leases its office facility in Rochester, New York at a monthly cost of approximately $5 and expires on July 31, 2002.

      Capital resources in the future are expected to be used for the development of the Simulaids and Safe Passage businesses, for additional costs anticipated in connection with the proposed merger with Nasco and to pursue additional acquisitions. Aristotle anticipates that there will be sufficient financial resources to meet Aristotle's projected working capital and other cash requirements for at least the next twelve months.


ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described below, credit risk and interest rate risk are the primary sources of market risk to the Company in its marketable securities and long-term borrowings.

QUALITATIVE

      Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in the Company's marketable securities and long-term borrowings, which have fixed coupon or interest rates.

      Credit Risk: The Company's marketable securities are invested in investment grade corporate bonds and closed-end bond funds, both domestic and international, which have various maturities.

QUANTITATIVE

      The Company's marketable securities and long-term borrowings as of March 31, 2002 are as follows:


                                                      Maturity less            Maturity greater
                                                      than one Year              than one Year
                                                      -------------              -------------
Marketable securities
            Cost value                                   $    --                    $   901
            Weighted average return                           --                        6.6%
            Fair market value                            $    --                    $   810

Long-term borrowings
            Amount                                       $    85                    $   637
            Weighted average interest rate                   5.6%                       4.1%
            Fair market value                            $    85                    $   637


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

      The Company announced on April 11, 2002 that it had reached a settlement with the Internal Revenue Service regarding a refund it had received in 1997 for a net operating loss carryback claim relating to its 1996 tax year. As previously reported, the IRS had been reviewing the amount of the refund, and the Company recorded a tax reserve of $720 with respect to such refund. In the settlement, the Company has agreed to pay approximately $682 (net of the amount due from a previously paid contingency fee) plus approximately $321 (net of the amount due from previously paid contingency fee), which represents interest on the portion of the unallowed refund claim. Accordingly, the Company has expensed $283 as of March 31, 2002.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle to consummate its previously announced proposed merger with Nasco International, Inc.; (iii) the ability of Aristotle to retain and take advantage of its net operating tax loss carryforward position; (iv) Aristotle's ability to manage Simulaids, Safe Passage and any other acquired or to be acquired companies; and
(v) general economic conditions. As a result, the Company's future development efforts and operations involve a high degree of risk. For further information, refer to the more specific risks and uncertainties discussed in our Annual Report on Form 10-K.

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

ITEM 5 - OTHER INFORMATION.

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - None.  See Exhibit Index attached to this Report.

         (b) Reports on Form 8-K. On April 11, 2002, we filed a Current Report on Form 8-K under Item 5 regarding the settlement agreement with the Internal Revenue Service.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                         THE ARISTOTLE CORPORATION


                                           /s/ John J. Crawford
                                           -------------------------------------
                                                       John J. Crawford
                                           ITS PRESIDENT, CHIEF EXECUTIVE
                                           OFFICER AND CHAIRMAN OF THE BOARD
                                                  Date: May 14, 2002


                                           /s/ Paul McDonald
                                           -------------------------------------
                                                       Paul McDonald
                                           ITS CHIEF FINANCIAL OFFICER AND
                                           SECRETARY (PRINCIPAL FINANCIAL AND
                                           CHIEF ACCOUNTING OFFICER)
                                                  Date: May 14, 2002

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