Form 10-Q
period 2002-06-30
ARISTOTLE CORP
filed 2002-08-14
CIK 790071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                  96 CUMMINGS POINT RD., STAMFORD, CONNECTICUT
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   06-1165854
                                (I.R.S. EMPLOYER
                               IDENTIFICATION NO.)

                                      06902
                                   (ZIP CODE)

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

                               Yes  [X]    No

      As of August 10, 2002, 17,031,687 shares of Common Stock, 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

                            THE ARISTOTLE CORPORATION

               INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
                           QUARTER ENDED JUNE 30, 2002


                                                                                                               PAGE
                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
              Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31,
                            2001................................................................................3
              Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                            June 30, 2002 and 2001(unaudited)...................................................4
              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                            June 30, 2002 and 2001(unaudited)...................................................5
              Notes to Condensed Consolidated Financial Statements (unaudited)..................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.........................................................20

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.............................................24

                           PART II - OTHER INFORMATION
Item 1 - Legal Proceedings.....................................................................................26

Item 2 - Changes in Securities.................................................................................26

Item 3 - Defaults Upon Senior Securities.......................................................................26

Item 4 - Submission of Matters to a Vote of Security Holders...................................................26

Item 5 - Other Information.....................................................................................28

Item 6 - Exhibits and Reports on Form 8-K......................................................................28

Signatures.....................................................................................................31

Exhibit Index..................................................................................................32

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                JUNE 30,     DECEMBER 31,
                                                                                                  2002           2001
                                                                                              -----------    ------------
ASSETS                                                                                        (UNAUDITED)
------
Current assets:
     Cash and cash equivalents..............................................................  $     9,088    $      4,465
     Marketable securities..................................................................          848              --
     Accounts receivable, net...............................................................       19,601          13,750
     Inventories............................................................................       34,224          24,326
     Deferred income taxes..................................................................        6,851           1,176
     Other current assets...................................................................        5,831           6,275
                                                                                              -----------    ------------
          Total current assets..............................................................       76,443          49,992
                                                                                              -----------    ------------

Property, plant and equipment, net..........................................................        9,518           9,561
                                                                                              -----------    ------------
Other assets:
     Goodwill, net..........................................................................        7,346           7,346
     Deferred income taxes..................................................................       25,183             423
     Other noncurrent assets................................................................          135             114
                                                                                              -----------    ------------
          Total other assets................................................................       32,664           7,883
                                                                                              -----------    ------------
          Total assets......................................................................  $   118,625    $     67,436
                                                                                              ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long term debt...................................................  $     8,128    $     8,403
     Accounts payable.......................................................................       11,101          3,694
     Accounts payable, affiliates...........................................................          854             --
     Accrued expenses.......................................................................        3,849          5,385
     Accrued dividends payable..............................................................          306             --
     Accrued income taxes...................................................................        3,749             --
     Deferred revenue.......................................................................           37             --
                                                                                              -----------    -----------
          Total current liabilities.........................................................       28,024         17,482
                                                                                              -----------    -----------

Long term debt, net of current maturities...................................................       36,631         36,027
                                                                                              -----------    -----------
          Total liabilities.................................................................       64,655         53,509
                                                                                              -----------    -----------

Stockholders' equity:
     Preferred Stock, Series I, $6.00 stated value, $.01 par value, 2,400,000 shares
     authorized, 1,046,716 issued and outstanding...........................................        6,280             --
     Preferred Stock, Series J, $6.00 stated value, $.01 par value, 11,200,000 shares
     authorized, 10,984,971 issued and outstanding..........................................       65,760             --
     Common stock, $.01 par value, 20,000,000 shares authorized, 17,044,675 shares issued and 17,031,687 shares outstanding as of June 2002 and 15,000,000 shares deemed issued
     as of December 2001; 12,988 shares of treasury stock as of June 30,2002................          170            150
     Additional paid-in capital.............................................................      (53,143)         3,103
     Retained earnings......................................................................       35,082         10,872
     Accumulated other comprehensive loss...................................................         (179)          (198)
                                                                                              -----------    -----------
          Total stockholders' equity........................................................       53,970         13,927
                                                                                              -----------    -----------
                                                                                              $   118,625    $    67,436
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

                                       3

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                      JUNE 30,                   JUNE 30,
                                                                                      --------                   --------
                                                                                2002           2001         2002           2001
                                                                                ----           ----         ----           ----
Net revenue.............................................................     $  43,322      $  43,238     $  77,851       $  76,225
Cost of goods sold......................................................        27,987         28,427        50,264          50,171
                                                                             ---------      ---------     ---------       ---------

          Gross profit..................................................        15,335         14,811        27,587          26,054

Selling, general and administrative expenses............................        10,053          9,946        19,518          19,219
Special charges-American Educational Products, Inc. (AMEP)..............            --            516            --             567
                                                                             ---------      ---------     ---------       ---------

          Operating income .............................................         5,282          4,349         8,069           6,268

Other income (expense):
     Investment interest and other, net.................................            (8)            21            17              31
     Interest expense...................................................          (508)          (843)         (966)         (1,590)
                                                                             ---------      ---------     ---------       ---------

     Income before income taxes, minority interest and
            extraordinary gain..........................................         4,766          3,527         7,120           4,709

Provision for income taxes..............................................        (1,940)        (1,375)       (2,842)         (1,842)
                                                                             ---------      ---------     ---------       ---------

          Income before minority interest and extraordinary gain........         2,826          2,152         4,278           2,867

Minority interest.......................................................            --             37            --              68
Extraordinary gain......................................................        20,237             --        20,237              --
                                                                             ---------      ---------     ---------       ---------

Net income                                                                      23,063          2,189        24,515           2,935
Preferred dividends.....................................................           306             --           306              --
                                                                             ---------      ---------     ---------       ---------

Net income applicable to common shareholders.............................    $  22,757      $   2,189     $  24,209       $   2,935
                                                                             =========      =========     =========       =========

Basic earnings per common share:
Income before extraordinary gain........................................     $     .16      $     .15     $     .26       $     .20
     Extraordinary gain.................................................          1.33             --          1.34              --
                                                                             ---------      ---------     ---------       ---------
     Net Income.........................................................     $    1.49      $     .15     $    1.60       $     .20
                                                                             =========      =========     =========       =========
Diluted earnings per common share:
     Income before extraordinary gain ..................................     $     .16      $     .15     $     .26       $     .20
     Extraordinary gain.................................................          1.31             --          1.31              --
                                                                             ---------      ---------     ---------       ---------
     Net income.........................................................     $    1.47      $     .15     $    1.57       $     .20
                                                                             =========      =========     =========       =========
Weighted average shares outstanding:
            Basic shares                                                    15,290,241     15,000,000    15,145,922      15,000,000
            Diluted shares                                                  15,518,106     15,000,000    15,373,787      15,000,000


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                 2002               2001
                                                                                         -------------------  ------------------
Cash flows from operating activities:
     Net income applicable to common shareholders                                        $          24,209    $            2,935
     Adjustments to reconcile net income available to common shareholders to net cash provided by(used in) operating activities:
           Extraordinary gain                                                                      (20,237)                   --
           Depreciation and amortization                                                               797                 1,077
           Stock option compensation expense                                                            17                    --
           Loss on sale or disposal of property, plant and equipment                                    10                    12
           Effect of inventory purchase adjustment                                                     147                    --
           Change in assets and liabilities, net of effects of acquired business:
                 Accounts receivable                                                                (4,828)               (6,281)
                 Inventories                                                                        (8,046)               (9,719)
                 Prepaid expenses and other current assets                                             577                   842
                 Trade accounts payable                                                              7,797                 8,113
                 Accrued expenses                                                                    1,682                 2,973
                 Intangible assets and other non-current assets                                        369                   (68)
                                                                                         -----------------    ------------------
                    Net cash provided by (used in) operating activities                              2,494                  (116)
                                                                                         -----------------    ------------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                                                       (765)                 (804)
     Proceeds from the sale of property, plant and equipment                                            --                    33
     Cash acquired in merger with Nasco International, Inc.                                          3,272                    --
     Cash paid for acquisition of AMEP interest                                                         --                (4,973)
     Cash paid for acquisition of Spectrum, net of cash acquired                                        --                (5,241)
                                                                                         -----------------    ------------------
                    Net cash provided by (used in) investing activities                              2,507               (10,985)
                                                                                         -----------------    ------------------
Cash flows from financing activities:
     Equity contribution from parent                                                                    --                   274
     Payments on line of credit                                                                         --                (2,541)
     Proceeds from issuance of long term debt                                                           --                20,000
     Payment of Geneve notes payable                                                                    --                (5,490)
     Principal payments on long-term debt                                                             (378)                 (384)
                                                                                         -----------------    ------------------
                    Net cash (used in) provided by financing activities                               (378)               11,859
                                                                                         -----------------    ------------------
                    Net increase in cash and cash equivalents                                        4,623                   758
Cash and cash equivalents at beginning of period                                                     4,465                 2,565
                                                                                         -----------------    ------------------
Cash and cash equivalents at end of period                                               $           9,088    $            3,323
                                                                                         =================    ==================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                         $             943    $            1,453
        Income taxes                                                                     $             400    $              410

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

      Prior to June 17, 2002, The Aristotle Corporation ("Aristotle" or the "Company") was a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), conducted business in two segments, the medical education and training products market and the computer-based training market. Simulaids' primary products include manikins and simulation kits used for training in CPR, emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools. Safe Passage develops and licenses computer-based training products to government and industry clients.

      On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of the Geneve Corporation, a privately-held diversified financial services company ("Geneve"). In connection with the Merger, Aristotle changed its accounting fiscal year from a June 30th year-end to a December 31st year-end.

      Nasco is a leading manufacturer and global catalog-distribution company serving the education, health and agriculture markets. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco, as well as those bearing the brands of Triarco, Summit Learning, Hubbard Scientific, Scott Resources and Spectrum Educational Supplies. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agriculture, senior care and food industries. Simulaids, Inc. and Nasco, combine to offer simulation kits and manikins used for training in cardiopulmonary resuscitation, and the fire and emergency rescue and patient care fields.

      Pursuant to the Merger, on June 17, 2002, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Immediately following the Merger, Aristotle's business was comprised of the operations of the Nasco group of companies, Simulaids and Safe Passage. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under accounting principles generally accepted in the United States of America. Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset principally attributable to Aristotle's net operating loss carryforwards. As a result of such recognition, Aristotle's non-current assets were reduced to zero and negative goodwill of $20.2 million was recognized as an extraordinary gain at the acquisition date.

      As consideration for the Merger, Nasco Holdings Inc. ("Nasco Holdings"), the sole shareholder of Nasco and a subsidiary of Geneve received 15,000,000 shares of Aristotle's common stock and 10,000,000 shares of a newly authorized Series J $6.00 non-convertible, non-voting, cumulative 12% preferred stock, par value $0.01 per share. Separately, Aristotle paid a stock dividend of one share of newly authorized Series I $6.00 convertible, voting, cumulative 11% preferred stock, par value $0.01 per share on each share of Aristotle's common stock outstanding on June 10, 2002.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes included in Aristotle's Proxy Statement-Prospectus dated May 15, 2002, Annual Report on Form 10-K for the year ended June 30, 2001 and quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2001, December 31, 2001 and March 31, 2002.

2.    PRO FORMA FINANCIAL DATA

      The pro forma financial data and accompanying notes set forth below, which are unaudited, should be read in conjunction with the Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and in Aristotle's Proxy Statement - Prospectus dated May 15, 2002, and Aristotle's 2001 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The pro forma financial data is provided for informational purposes only and should not be construed to be indicative of Aristotle's financial condition or results of operations had the Merger been consummated on the dates assumed, and is not intended to project Aristotle's financial condition on any future date or results of operations for any future period.

      The assumptions used in preparing this pro forma data are comparable to the assumptions described in the notes to the pro forma statements of operations and the pro forma balance sheet set forth later in this footnote. Operating results for the three and six months ended June 30, 2002 and 2001, on a pro forma basis as though Aristotle was acquired by Nasco on January 1, 2001, are summarized below.

                                                            Three Months Ended                    Six Months Ended
                                                            -------------------                   ----------------
                                                                  June 30,                            June 30,
                                                                  --------                            --------
                                                                                  (unaudited)
                                                                  (dollars in thousands, except per share data)
                                                          2002               2001                2002              2001
                                                          ----               ----                ----              ----
    Net revenue                                          $45,175            $45,001             $81,421           $81,522

    Net income applicable to common shareholders,
    before extraordinary gain                            $ 1,098            $   318             $   826           $(1,338)

    Basic earnings per common share, before
    extraordinary gain                                   $   .06            $   .02             $   .05           $  (.08)
    Diluted earnings per common shares, before           $   .06            $   .02             $   .05           $  (.08)
    extraordinary gain

      The following pro forma statements of operations for the six months ended June 30, 2002 and the twelve months ended December 31, 2001 reflect the historical accounts of Nasco and Aristotle, adjusted to give pro forma effect to the Merger and the stock dividend issuance as if those transactions had occurred at the beginning of the respective periods. The gain resulting from the generation of negative goodwill in the Merger does not appear in the pro forma statements of operations because it is considered extraordinary. The pro forma data for 2001 also reflects the Nasco's acquisition of Spectrum Educational Supplies Ltd, ("Spectrum") as if such acquisition had occurred at the beginning of the period.

      Also set forth below is an unaudited pro forma balance sheet as of December 31, 2001, reflecting the historical accounts of Nasco and Aristotle as of that date, adjusted to give pro forma effect to the Merger (and the stock dividend which occurred simultaneously), as if they had been consummated on December 31, 2001.

                            THE ARISTOTLE CORPORATION
                        PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                    Nasco          Aristotle       Purchase
                                                  Historical       Historical     of Aristotle           Pro Forma
                                                  ----------       ----------     ------------           ----------
                                                     (a)               (b)            (c)
Net Revenues                                      $   77,851       $    5,164      $   (1,594) (1)       $   81,421
Cost of goods sold                                    50,264            2,519          (1,533) (2)           51,250
                                                  ----------       ----------      -----------           ----------

Gross profit (loss)                                   27,587            2,645             (61)               30,171

Selling, general and administrative expenses          19,518            1,855          (1,039) (3)           20,334
                                                  ----------       ----------      -----------           ----------

Operating income                                       8,069              790             978                 9,837

Investment interest and other, net                        17              (12)              -                     5
Interest expense                                        (966)            (344)                               (1,310)
                                                  ----------       ----------      -----------           ----------

Income before income taxes                             7,120              434              978                8,532

Provisions for income taxes                           (2,842)            (190)            (374) (4)          (3,406)
                                                  ----------       ----------      -----------           ----------

Net income                                             4,278              244              604                5,126
Preferred dividends                                      306                -            3,994 (5)            4,300
                                                  ----------       ----------      -----------           ----------

Net income applicable to common                   $    3,972       $      244      $    (3,390)          $      826
shareholders                                      ==========       ==========      ===========           ==========

Basic earnings per common share                         0.26                                             $     0.05
Diluted earnings per common share                       0.26                                             $     0.05

Weighted average shares outstanding:
Basis shares                                      15,145,922                                             17,031,687
Diluted shares                                    15,373,787                                             17,259,552







(a) Represents amounts reported in this Quarterly Report on Form 10-Q for the six months ended June 30, 2002 for Nasco as the accounting acquirer (for the entire period) and for Aristotle (for the period subsequent to the Merger).
(b)   Represents amounts for Aristotle prior to the Merger.
(c)   Footnotes to Pro Forma Statement of Operations.

                 FOOTNOTES TO PRO FORMA STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



      (1)   The elimination of intercompany sales between Nasco and Aristotle.
      (2) The elimination of intercompany transactions between Nasco and Aristotle of $1,478 and the reduction in depreciation and amortization expense of $55 due to the elimination of all Aristotle long-term assets.
      (3) The elimination of Nasco Holdings' management fees paid by Nasco of $854, the elimination of intercompany transactions of $116 between Nasco and Aristotle and the reduction in depreciation and amortization expense of $69 due to the elimination of Aristotle long-term assets.
      (4) Recognition of an effective tax rate as a result of the balance sheet recognition of the deferred tax asset of $30,500 related to the future utilization of net operating loss carryforwards.
      (5) To record dividends on the preferred stock: 1,046,716 shares of Series I $6.00 preferred stock with an 11% dividend. The Series I preferred stock represents the shares distributed to the non-Geneve shareholders on
            the date of the closing of the Merger........................   $321
            10,984,971 shares of Series J $6.00 Preferred Stock with a 12% dividend. The Series J Preferred Stock represents 984,971 shares distributed to Geneve on the date of the closing of the Merger and 10,000,000 shares received by Nasco Holdings as part of the exchange for  its shares of Nasco's Common Stock ............. 3,673
                                                                          ------
            Total.........................................................$3,994

Dividends are subject to the discretion of the Aristotle Board of Directors and will be affected in part by future financial performance, available cash and restrictions on cash dividends as set forth in credit agreements which have been entered into by Nasco and assumed by Aristotle.

                            THE ARISTOTLE CORPORATION
                         PRO FORMA RESULTS OF OPERATIONS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                 Nasco         Nasco         Aristotle        Purchase
                                               Historical   Acquisitions     Historical      of Aristotle    Pro Forma
                                               ----------   ------------     ----------      ------------    ---------
Net revenues.................................. $161,961       $1,769(1)        $9,203         $(2,062)(7)    $170,871
Cost of goods sold............................  105,447        1,049(2)         4,639          (1,394)(8)     109,741
                                                -------        -----            -----          -------        -------

Gross profit (loss)...........................   56,514           720           4,564            (668)         61,130
                                                 ------           ---           -----             ---          ------

Selling, general and administrative expenses..   38,207          720(3)         3,930          (1,914)(9)      40,943
Special charges--American Educational
Products, Inc. (AMEP).........................      612            --              --              --             612
Goodwill amortization.........................      455           43(4)           239            (239)(10)        498
                                                    ---           --              ---            -----            ---

Total operating expenses......................   39,274           763           4,169          (2,153)         42,053
                                                 ------           ---           -----          -------         ------

Operating income (loss).......................   17,240           (43)            395           1,485          19,077

Investment interest and other, net............      455            --             219              --             674
Interest expense..............................   (3,159)          (58)(5)         (69)             --          (3,286)
                                                  -----            --              --              --             ---
Income (loss) before income taxes and
minority interest.............................   14,536          (101)             545           1,485          16,465
(Provision) benefit for income taxes..........   (5,860)           22 (6)          (71)           (741) (11)    (6,650)
                                                 -------         ----              ----          ------         -------

Income (loss) before minority interest........     8,676          (79)             474             744           9,815
Minority interest.............................        99           --               --              --              99
                                                   -----         -----            ----            ----           -----

Net income....................................     8,775          (79)             474             744           9,914
Preferred dividends...........................        --           --               --           8,534 (12)      8,534
                                                   -----         -----            ----           -----           -----

Net income (loss) applicable to common
shareholders..................................    $8,775         $(79)            $474         $(7,790)         $1,380
                                                  ======         =====            ====         ========         ======

Basic earnings per common share...............   $  0.52                                                        $ 0.08
Diluted earnings per common share.............   $  0.52                                                        $ 0.08

Weighted average shares outstanding:
Basic shares..................................16,931,581                                                    16,931,581
Diluted shares................................16,977,104                                                    16,977,104

                 FOOTNOTES TO PRO FORMA STATEMENT OF OPERATIONS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

(1) To record the historical sales of Spectrum of $1,801 for the three months ended March 31, 2001, to include results prior to Nasco's acquisition of Spectrum, partially offset by the elimination of intercompany sales of $32 between Spectrum and Nasco.
(2) To record the historical cost of sales of Spectrum of $1,801 for the three months ended March 31, 2001, partially offset by the elimination of intercompany costs between Aristotle and Nasco of $752.
(3) To record the expenses of Spectrum of $720 for the three months ended March 31, 2001.
(4) To record goodwill amortization related to Nasco's acquisition of Spectrum.
(5) To record interest costs incurred related to Nasco's acquisition of Spectrum.
(6) To record the income tax benefit related to costs incurred in Nasco's acquisition of Spectrum.
(7)   The elimination of intercompany sales between Nasco and Aristotle.
(8) The elimination of intercompany transactions between Nasco and Aristotle of $1,911, additional costs of $631 resulting from the increase in the historical carrying value of the inventory and the resulting sale of such inventory in the twelve months ended December 31, 2001, and the reduction in depreciation and amortization expense of $114 due to the elimination of all Aristotle long-term assets.
(9) The elimination of management fees paid by Nasco to Nasco Holdings, Inc. of $1,612, the elimination of intercompany transactions of $143 between Nasco and Aristotle and the reduction in depreciation and amortization expense of $159 due to the elimination of Aristotle long-term assets.
(10) The reduction in amortization expense due to the elimination of Aristotle goodwill resulting from the application of purchase accounting to the assets and liabilities of Aristotle.
(11) Recognition of an effective tax rate as a result of the balance sheet recognition of the deferred tax asset of $33,200 related to the future utilization of net operating loss carryforwards.

(12) To record dividends on the preferred stock: 946,610 shares of Series I $6.00 Preferred Stock with an 11% dividend. The Series I Preferred Stock represents the shares distributed to the non-Geneve shareholders on the
      date of the closing of the Merger..................................   $625
      10,984,971 shares of Series J $6.00 Preferred Stock with a 12% dividend. The Series J Preferred Stock represents 984,971 shares distributed to Geneve on the date of the closing of the Merger and 10,000,000 shares received by Nasco Holdings as part of the exchange for its shares of
      Nasco's Common Stock................................................ 7,909
                                                                          ------
      Total...............................................................$8,534

Dividends are subject to the discretion of the Aristotle Board of Directors and will be affected in part by future financial performance, available cash and restrictions on cash dividends as set forth in credit agreements which have been entered into by Nasco and assumed by Aristotle.

                            THE ARISTOTLE CORPORATION
                             PRO FORMA BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                               Nasco     Aristotle     Recapitalization      Purchase          Pro
                                            Historical   Historical        of Nasco         of Aristotle      Forma
                                            ----------   ----------        --------         ------------      -----
Cash and cash equivalents..................   $4,465       $4,388          $      --             $31 (2)      $8,884
Marketable securities......................       --          794                 --              --             794
Accounts receivable........................   13,750          716                 --            (211)(3)      14,255
Inventories................................   24,326          847                 --             659 (4)      25,832
Deferred income taxes......................    1,176           --                 --           5,585 (5)       6,761
Other current assets.......................    6,275          154                 --              --           6,429
                                               -----        -----               ----           -----           -----
Total current assets.......................   49,992        6,899                 --           6,064          62,955

Property, plant and equipment, net.........    9,561        1,544                 --          (1,544)(6)       9,561
Other assets:
Goodwill-net...............................    7,346        6,768                 --          (6,768)(6)       7,346
Deferred income taxes......................      423          --                  --           27,906(7)      28,329
Other noncurrent assets....................      114          529                 --            (529)(6)         114
                                                 ---          ---                 --            -----            ---

                                             $67,436      $15,740          $      --          $25,129       $108,305
                                             =======      =======          =========          =======       ========

Current maturities of long-term debt.......   $8,403          $85          $      --          $   --          $8,488
Accounts payable...........................    3,694          497                 --             (50)(8)       4,141
Accrued expenses...........................    5,385          482               150(1)         1,198 (9)       7,215
Accrued tax reserves.......................       --          720                 --               --            720
Deferred revenue...........................       --           73                 --               --             73
                                                 ---          ---                ---              ---            ---
Total current liabilities..................   17,482        1,857                150            1,148         20,637

Long-term debt.............................   36,027          659                 --               --         36,686
                                              ------          ---                ---              ---         ------
Total liabilities..........................   53,509        2,516                150            1,148         57,323

Common stock...............................       --           20                150(1)            (1)(10)       169
Additional paid-in capital.................    3,253      163,904            (60,150)(1)     (160,645)(10)   (53,638)
Preferred stock--Series I..................       --           --                 --            5,680 (11)     5,680
Preferred stock--Series J..................       --           --             59,850(1)         5,910 (12)    65,760
Retained earnings (deficit)................   10,872     (150,541)                --          172,878 (13)    33,209
Treasury stock.............................       --          (69)                --               69 (14)        --
Foreign currency translation...............     (198)          16                 --              (16)(15)      (198)
Net unrealized investment losses..........        --         (106)                --              106 (16)        --
                                                 ---         -----               ---              -------        ---

Total stockholders' equity.................   13,927       13,224               (150)          23,981         50,982
                                              ------       ------               -----          ------         ------

                                             $67,436      $15,740          $       --         $25,129       $108,305
                                             =======      =======          ==========         =======       ========

                      FOOTNOTES TO PRO FORMA BALANCE SHEET
                             AS OF DECEMBER 31, 2001
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1)(a) The issuance of fifteen million shares of common stock to Nasco Holdings:
                Number of shares.........................................         15,000,000
                Common stock ($.01 par value)............................               $150
                Paid-in-capital..........................................               (150)
   (b) The issuance of ten million shares of Series J preferred stock to Nasco Holdings:
                Number of shares.........................................         10,000,000
                Preferred stock ($6.00 stated value per share)...........            $60,000
                Preferred stock--estimated future cost of registration...               (150)
                                                                                        -----

                Preferred stock--net.....................................             59,850
                Accrued expenses--estimated future cost of registration..                150
                Paid-in-capital..........................................            (60,000)
(2)    The timing of payments between Nasco and Aristotle.
(3)    Elimination of intercompany transactions between Nasco and Aristotle.
(4)    The fair market value purchase price adjustment of Aristotle inventory......     $631
       The elimination of intercompany transactions between Nasco and Aristotle....       28
                                                                                        ----
             Total.................................................................     $659
                                                                                        ====

(5)(a) The current portion of the total net deferred tax asset of $33,184 related to the expected future utilization of Aristotle's federal net operating loss carryforwards, or NOLs. Aristotle's historical financial statements reflected a full valuation allowance related to its NOLs as a result of uncertainties regarding the realization of assets, including the lack of predictability of Aristotle's profitability and the variability of its operating results. However, as a result of projected future operating results of the combined entities, NOLs of $94,800 are expected to be utilized to offset federal taxable income through 2006 and a portion of 2007. Accordingly, a net deferred tax asset of $33,184, reflecting a 35% federal tax rate, has been recognized as an asset when recording the fair market value of assets and liabilities acquired. Aristotle NOLs which are projected to expire unutilized at the end of 2006 are included in the valuation allowance and, therefore, are not recognized as an asset........................................... $5,817
(b)    The deferred tax liability resulting principally from the fair
       value adjustment of Aristotle's inventory........................   (232)
                                                                          -----
             Total...................................................... $5,585

(6) The recognition of the deferred tax asset related to the expected future utilization of Aristotle's net operating loss carryforwards will result in the elimination of Aristotle's long-term assets and the creation of negative goodwill. The long-term assets eliminated are $6,768 of goodwill, $1,544 of property, plant, and equipment, and $529 of other long-term assets.
(7)(a) The non-current portion of the total net deferred tax asset of $33,184 related to the expected future utilization of Aristotle's federal
       NOLs............................................................ $27,367

   (b) The deferred tax asset resulting principally from the difference between the carrying value of property, plant and equipment for accounting and
       tax purposes....................................................     539
                                                                            ---

             Total..................................................... $27,906
                                                                        ======
(8)    Elimination of intercompany transactions between Nasco and Aristotle.

(9)    Estimated transaction costs to be incurred in connection with the Merger.

(10)(a)The value of common stock issued to non-Geneve shareholders at fair market value:
                Number of shares...................   946,610
                Price per share....................     $2.95
                Total value........................    $2,792
                Common stock ($.01 par value)......        $9

                Paid-in-capital....................    $2,783



   (b) The value of Common Stock issued to Geneve at historical carryover basis:
                Number of shares......................   984,971
                Average weighted cost per share            $5.91
                Total value...........................    $5,817
                Common stock ($.01 par value).........       $10
                Paid-in-capital.......................    $5,807

       The cost per share used in the adjustment is based on the historical cost of such shares adjusted to reflect the applicable equity income and loss of Aristotle but unadjusted for the subsequent Series I dividend.

   (c) The value of the 115,500 stock options included in Aristotle's 1997 Stock Plan and 80,000 stock appreciation rights, or SARs, included in Aristotle employment agreements. Aristotle has computed the value of each stock option at $3.66 using the Black-Scholes option-pricing model and the value of each SAR at $1.95, which is equivalent to the excess of the assumed fair market value over the stated price. All 1997 Stock Plan options are fully vested.
                Paid-in-capital.................................$579
   (d) The elimination of Aristotle's common stock and paid-in-capital:
                Common stock....                                 $20
                Paid-in-capital....                         $163,904
   (e) The offset to the Series J Preferred Stock issued to Geneve in conjunction with the Merger:
                Number of shares............................ 984,971
                Stated value per share......................   $6.00
                Reduction in paid-in-capital................  $5,910
(11) The Series I Preferred Stock issued to non-Geneve stockholders in conjunction with the Merger:
                Number of shares ........................... 946,610
                Stated value per share......................   $6.00
                Total value.................................  $5,680
(12) The Series J Preferred Stock issued to Geneve in conjunction with the Merger:
                Number of shares ........................... 984,971
                Stated value per share......................   $6.00
                Total value... .............................  $5,910

(13)(a)   The extraordinary gain related to the negative goodwill
          created by the Merger:
          Purchase price........................................................ $14,868
          Transaction costs incurred............................................   1,198
                                                                                   -----

          Total purchase price..................................................  16,066
          Value of net assets acquired (The net assets acquired are
          principally comprised of the historical net assets of Aristotle of
          $13,224 and the total net deferred tax asset of $33,184 related to the expected future utilization of Aristotle's federal net operating loss carry forwards).................................................. (47,346)
          Elimination of Aristotle long term assets.............................   8,841
                                                                                   -----

          Excess of the value of net assets acquired over the purchase price
          (negative goodwill)...................................................  22,439

    (b)   The elimination of Aristotle's historical retained deficit............ 150,541

    (c)   The elimination of intercompany transactions between Nasco and
          Aristotle.............................................................    (102)
                                                                                    -----

                Total........................................................... $172,878

(14) The elimination of Aristotle's historical treasury stock.

(15) The elimination of Aristotle's historical foreign currency translation gains.

(16) The elimination of Aristotle's historical unrealized investment losses.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141") as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company evaluated its goodwill at June 30, 2002, and determined that no impairment of goodwill existed.

      For the three and six months ended June 30, 2002 and 2001, a reconciliation of reported net earnings to adjusted net earnings before amortization of goodwill is as follows (dollars in thousands, except per share data):

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                     June 30,
                                                                            -------                      -------

                                                                        2002       2001              2002        2001
                                                                        ----       ----              ----        ----
     Net income applicable to common shareholders before
       extraordinary gain                                              $2,520     $2,189           $3,972      $2,935
     Amortization of goodwill                                               -        136             -            202
                                                                       ------     ------           ------      ------
     Adjusted net earnings                                             $2,520     $2,325           $3,972      $3,137
                                                                       ======     ======           ======      ======

     Basic and diluted earnings per common share:
     Net earnings as reported
       before extraordinary gain                                       $  .16     $  .15           $  .26      $  .20
     Amortization of goodwill                                              --        .01               --         .01
                                                                       ------     ------           ------      ------
     Adjusted net earnings                                             $  .16     $  .16           $  .26      $  .21
                                                                       =======    ======           ======      ======

      In August 2001, the Financial Accounting Standards Board issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. Aristotle adopted SFAS 144 on January 1, 2002. The impact of the adoption of SFAS 144 did not have a material effect on the financial statements or operations of the Company.

      SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4,44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS ("SFAS 145") updates, clarifies and simplifies several existing accounting pronouncements. Among other things, SFAS No. 145 eliminates the requirement to aggregate gains and losses from early extinguishments of debt and, if material, to classify these as an extraordinary item, net of related income tax effect. SFAS No. 145 is not expected to have a material impact on Aristotle's consolidated financial statements.

      SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on Aristotle's consolidated financial statements.

4.    ACCOUNTING FOR STOCK-BASED COMPENSATION

      In June 2002, the Company adopted a change in accounting principles to adopt SFAS No.123 and recognize the fair value of stock options granted on or after January 1, 2002 as an expense on its income statement. The total fair value of the 996,000 options issued during this period was $1.5 million. This amount will be recognized as compensation expense over the 3-year vesting period for such options. The change in accounting reduced net income for the second quarter and the first six months of 2002 by approximately $11,000. The expected annual impact on net income of the options granted in June 2002 is approximately $300,000.

5.    DEBT AGREEMENTS

      On September 27, 1999, Simulaids and Citizens Bank of Connecticut entered into a $2.0 million credit agreement. Simulaids' outstanding indebtedness under the credit agreement is currently comprised of an $800,000 seven-year mortgage, secured by the primary facility in which Simulaids conducts its business. Principal payments are scheduled on a fifteen-year straight-line amortization, with a balloon payment at the seven-year maturity. Interest is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180 day LIBOR rate at Simulaids' election. As of June 30, 2002, the balance outstanding on the mortgage was $649,000. Future principal payments on the mortgage are $5,000 per month until September 2006, at which time the remaining balance will be due.

      On May 29, 2001, Nasco and its primary lenders entered into a $51.0 million 5-year credit agreement ("5-Year Credit Agreement"). Proceeds from the credit agreement were used to extinguish $29.0 million of existing debt with its prior lenders, to complete the acquisitions of AMEP and Spectrum, to retire a $2.5 million note payable to its parent, and to extinguish $2.5 million of existing American Educational Products, LLC ("AMEP) bank debt. The 5-Year Credit Agreement had an outstanding balance of $44.0 million at June 30, 2002. The terms of the 5-Year Credit Agreement require a reduction in the principal outstanding of $4.0 million by September 30, 2002 and $4.0 million by December 31, 2002. At June 30, 2002, the weighted average interest rate on the $44.0 million principal balance is 4.2%, fixed through the end of September 2002. Interest is charged at the rate of LIBOR plus 187.5 basis points on a 30, 60, 90 or 180 day LIBOR rate at Nasco's election.

      Also, on May 29, 2001, Nasco and its primary lenders entered into a $2.5 million 364 Day credit agreement ("364 Day Credit Agreement"). The stated maturity date of the 364 Day Credit Agreement was subsequently amended to June 28, 2002, and further extended until June 16, 2003. At June 30, 2002, there was no principal balance outstanding on the 364 Day Credit Agreement.

      On June 17, 2002, the primary lenders on the Five-Year Credit Agreement and the 364 Day Credit Agreement consented to the Merger, and certain amendments thereto were made. Also on that date, following the Merger, Aristotle executed assumption agreements with the lenders, assuming the obligations under the Five-Year Credit Agreement and the 364 Day Credit Agreement, as amended. Simulaids and Safe Passage are not parties to either of the foregoing credit agreements.

6.    EARNINGS PER COMMON SHARE

      The following information presents the Company's computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of earnings:

             (dollars in thousands, except share and per share data)

                                                                     Income          Shares          Per Share
                                                                   (Numerator)    (Denominator)       Amount
                                                                   -----------    -------------       ------
THREE MONTHS ENDED JUNE 30, 2002:
Basic EPS:
             Income before extraordinary gain                       $   2,520        15,290,241        $  .16
             Extraordinary gain                                        20,237        15,290,241          1.33
                                                                       ------                            ----
             Net income                                             $  22,757        15,290,241        $ 1.49
                                                                    =========                          ======
Diluted EPS:
             Income before extraordinary gain                       $   2,520        15,518,106*       $  .16
             Extraordinary gain                                        20,237        15,518,106*         1.31
                                                                       ------                            ----
             Net income                                             $  22,757        15,518,106*       $ 1.47
                                                                    =========                          ======

* Includes the dilutive effect of 996,000 employee stock options.

THREE MONTHS ENDED JUNE 30, 2001:
Basic and diluted EPS                                               $   2,189        15,000,000        $  .15

SIX MONTHS ENDED JUNE 30, 2002:
Basic EPS:
             Income before extraordinary gain                       $   3,972        15,145,922        $  .26
             Extraordinary gain                                        20,237        15,145,922          1.34
                                                                       ------                            ----
             Net income                                             $  24,209        15,145,922        $ 1.60
                                                                    =========                          ======
Diluted EPS:
             Income before extraordinary gain                       $   3,972        15,373,787*       $  .26
             Extraordinary gain                                        20,237        15,373,787*         1.31
                                                                       ------                            ----
             Net income                                             $  24,209        15,373,787*       $ 1.57
                                                                    =========                          ======

* Includes  the dilutive effect of 996,000 employee stock options

SIX MONTHS ENDED JUNE 30, 2001:
Basic and diluted EPS                                               $   2,935        15,000,000       $   .20

7.    COMPREHENSIVE INCOME

      Comprehensive income requires disclosure of total comprehensive income (net income plus changes in equity that result from transactions and economic events from non-owner sources). Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows ($000 omitted):

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                       June 30,
                                                                        2002       2001              2002        2001
                                                                        ----       ----              ----        ----
     Net income applicable to common shareholders                     $22,757     $2,189           $24,209      $2,935
     Foreign currency translation adjustment                              (17)        (2)                5          (3)
     Net unrealized investment gain                                        14         --                14          --
                                                                      -------     ------           -------      ------
     Comprehensive income                                             $22,754     $2,187           $24,228      $2,932
                                                                      =======     ======           =======      ======

8.    SEGMENT REPORTING

      Aristotle's business activities are organized into two principal business segments, Educational and Commercial. The Educational segment markets instructional teaching aids and materials to educational institutions nationwide, primarily kindergarten through grade 12 classes. The primary marketing tool is the publication and distribution of catalogs containing a selection of over 80,000 items to these institutions. The catalogs carry the branding of Nasco, Triarco, Summitt Learning, Hubbard Scientific, Scott Resources and Spectrum Educational Supplies. In addition, Aristotle, through Nasco and its subsidiary, Simulaids, offers simulation kits and manikins used for training in cardiopulmonary resuscitation and in the fire and emergency rescue and patient care fields. Potential for this segment to grow is directly related to school enrollments and the relative strength of government funding of education. The Commercial segment is comprised of several commercial industries, including agriculture, food, sterile sampling containers and systems, senior care activities, and novelty and gift products. This segment markets its products through catalog distribution nationwide and through a worldwide dealer network representing more than 60 countries. Market growth in this segment is related to the general economic conditions of world agriculture, the increasing size of aged population, as well as increasing global awareness of food and water quality standards. Aristotle evaluates the performance of these segments based on segment sales and gross profit.

      The following table presents segment information for the three and six months ended June 30, 2002 and 2001 ($000 omitted):

                                          Three Months Ended June 30                    Six Months Ended June 30,
                                          --------------------------                    -------------------------
                                          2002                  2001                    2002                  2001
                                          ----                  ----                    ----                  ----
    Net Sales:
      Educational                         $35,974              $35,736              $63,235               $61,304
      Commercial                            7,869                7,915               15,385                15,544
      Intercompany/other                     (521)                (413)                (769)                 (623)
                                          -------              -------              -------               -------
    Net Sales                             $43,322              $43,238              $77,851               $76,225
                                          =======              =======              =======               =======

    Gross Profit:
      Educational                         $13,945              $13,445              $24,718               $23,109
      Commercial                            2,937                2,734                5,617                 5,441
      Other cost of sales                  (1,547)              (1,368)              (2,748)               (2,496)
                                          -------              -------              -------               -------
    Gross Profit                          $15,335              $14,811              $27,587               $26,054
                                          =======              =======              =======               =======

                                          June 30,          December 31,
                                            2002               2001
                                            ----               ----
    Identifiable assets:
      Educational                         $ 27,939             $25,056
      Commercial                             5,746               3,937
      Other corporate assets                84,940              38,443
                                           -------             -------
    Identifiable assets                   $118,625             $67,436
                                          ========             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      This discussion and analysis of financial condition and results of operations reviews the results of operations of Aristotle (after giving effect to the Merger), on a consolidated basis, for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

      We believe the following accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenues - Customarily applying FOB-shipping point terms, Aristotle recognizes revenue upon shipment of products to its customer, which corresponds to the time when risk of ownership transfers. The point of shipment may be from one of Aristotle's distribution centers or from a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price. An allowance is provided for estimated future returns.

      Goodwill - Aristotle adopted "SFAS 141" as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. Aristotle also adopted the provisions of SFAS No. 142, effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Aristotle evaluated its goodwill at June 30, 2002, and determined that no impairment of goodwill existed.

      Taxes - The June 30, 2002 balance sheet contains a deferred tax asset of approximately $30 million related to Aristotle's federal tax net operating loss carryforwards. This asset is expected to be utilized to offset future federal taxable income through 2006 and a portion of 2007. The realizability of this asset is dependent upon projected future operating results and Aristotle's ability to retain its net operating tax loss carryforward position. The asset recognized at June 30, 2002 is net of a valuation allowance of approximately $12 million, which is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

RESULTS OF OPERATIONS FOR THE COMPANY

      FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

      Net sales for the three months ended June 30, 2002 increased 0.2% to $43.3 million compared to net sales of $43.2 million for the prior year. Net sales in the Educational segment, totaling $36.0 million in the second quarter of 2002, increased 0.7% compared to the second quarter of 2001. The Commercial segment recorded net sales of $7.9 million in the second quarter of 2002, decreasing 0.6%. The lack of sales growth in the second quarter reflects the downturn in the U.S. economy and the related budget constraints in the U.S. education sector.

      Gross profit for the three months ended June 30, 2002 increased 3.5% to $15.3 million from $14.8 million in the same period last year. The gross profit margin percentage improved to 35.4% in the second quarter of 2002 compared to the prior year gross profit margin of 34.3%. The Educational segment yielded a gross profit margin of 38.8% in the second quarter of 2002, improving on the 2001 gross profit margin of 37.6%. The Commercial segment gross profit margin was 37.3% compared to 34.5% for the second quarter of 2001. Building upon efforts initiated in the first quarter of 2002, the Company improved its second quarter gross profit margins through purchasing efforts to reduce merchandise costs.

      Selling, general and administrative expenses for the quarter ended June 30, 2002 were $10.0 million as compared to $9.9 million in 2001, remaining virtually even with the same period last year. Selling, general and administrative expenses at AMEP, a wholly- owned limited liability company of Aristotle, were reduced $0.7 million compared to the second quarter of 2001 through consolidation of distribution services and implementation of other operating efficiencies.

      In addition, in the three months ended June 30, 2001, selling, general and administrative expenses included goodwill amortization of $136,000. As discussed above, effective January 1, 2002, Aristotle adopted SFAS No. 142 and no longer amortizes goodwill as a reduction to earnings from operations.

      During the second quarter of 2001 and not recurring in 2002, AMEP incurred certain costs classified as special charges in the accompanying Condensed Consolidated Statements of Operations. These non-recurring costs include $516,000 of various legal, accounting and regulatory fees incurred by AMEP in connection with Aristotle's acquisition of AMEP.

      Interest expense decreased to $0.5 million in the three months ended June 30, 2002 compared to $0.8 million in the prior period. The decrease reflects the variance in interest rates in effect. The applicable interest rates assessed under Aristotle's various credit agreements, averaged 4.5% in the second quarter of 2002, compared to 6.7% in the second quarter of 2001. The applicable interest rate for the long-term debt has been fixed at rates that average 4.5% through September 2002. The principal balance outstanding under these credit agreements amounted to $44.8 million and $49.0 million at June 30, 2002 and 2001, respectively.

      The income tax provision for the three months ended June 30, 2002 was $1.9 million compared to $1.4 million for the three months ended June 30, 2001. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes. The balance sheet contains a deferred tax asset at June 30, 2002 of approximately $30 million related to Aristotle's federal net operating tax loss carryforwards. The utilization of this asset to offset future federal taxable income will result in Aristotle not having to pay federal income taxes for approximately the next five years.

      Preferred stock dividends of $0.3 million were accrued during the three months ended June 30, 2002. This amount represents dividends on 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock for the period June 18, 2002 to June 30, 2002. There was no preferred stock outstanding in the period ended June 30, 2001.

      An extraordinary gain of $20.2 million was recognized during the three months ended June 30, 2002 which represented the negative goodwill arising principally from the deferred tax benefits recognized at the date of the Nasco merger.


      FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

      Net sales for the six months ended June 30, 2002 increased 2.1% to $77.9 million compared to net sales of $76.2 million for the prior year. The growth in net sales is positively impacted by the acquisition of Spectrum Educational Supplies, Ltd., ("Spectrum") completed in April 2001. Spectrum has contributed $3.9 million in net sales in the first six months of 2002, compared to $2.1 million from the acquisition date to June 30, 2001. Excluding the net sales from Spectrum, net sales declined 0.2% in the six months of 2002 compared to the same period of 2001.

      Net sales in the Educational segment, totaling $63.2 million, increased 3.1% in the first six months of 2002 compared to 2001. Excluding the sales realized from Spectrum, the Educational segment sales increased 0.2% from 2001. The Commercial segment recorded net sales of $15.4 million in the first six months of 2002, decreasing 1.0% versus the prior year. The lack of growth in year to date sales reflects the downturn in the U.S. economy as well as budgetary uncertainty in the U.S. education sector.

      Gross profit for the six months ended June 30, 2002 increased 5.9% to $27.6 million from $26.1 million in the same period last year. The gross profit margin percentage improved to 35.4% in the first six months of 2002 compared to the prior year gross profit margin of 34.2%. Spectrum produced $1.8 million in gross profit in the first six months of 2002, compared to $0.8 million in the first six months of 2001. Excluding the gross profit realized from Spectrum, the gross profit margin would still be 34.9% for the six months ended June 30, 2002, compared to 34.1% for the same period last year. The Educational segment yielded a gross profit margin of 39.1% in the six months of 2002, improving on the 2001 gross profit margin of 37.7%. Excluding the Spectrum gross profit, the 2002 Educational segment gross profit margin would be 38.6%, compared to 37.7% in 2001. The Commercial segment gross profit margin was 36.5% compared to 35.0% for the first six months of 2001. In general, Aristotle improved its gross profit margins for the first six months of 2002 through purchasing efforts to reduce merchandise costs implemented throughout the period.

      Selling, general and administrative expenses for the six months ended June 30, 2002 were $19.5 million as compared to $19.2 million in 2001, increasing 1.6% compared to the same period last year. Excluding Spectrum, selling, general and administrative expense decreased by $0.2 million, or 1.0%. Selling, general and administrative expenses at AMEP, were reduced $1.6 million compared to the first six months of 2001 through consolidation of distribution services and implementation of other operating efficiencies.

      In the six months ended June 30, 2001, selling, general and administrative expenses included goodwill amortization of $202,000. As discussed above, effective January 1, 2002, Aristotle adopted SFAS No. 142 and no longer amortizes goodwill as a reduction to earnings from operations.

      During the first six months of 2001 and not recurring in 2002, AMEP incurred certain costs classified as special charges in the accompanying Condensed Consolidated Statements of Earnings. These non-recurring costs include $567,000 of various legal, accounting and regulatory fees incurred by AMEP in connection with Aristotle's acquisition of AMEP. The special charges are reported as a reduction to earnings from operations.

      Interest expense decreased to $1.0 million in the six months ended June 30, 2002 compared to $1.6 million in the prior period. The decrease reflects the variance of interest rates in effect in 2002 compared to 2001. The applicable interest rates assessed by Aristotle's various credit agreements averaged 4.3% in the first six months of 2002, compared to 7.5% in the first six months of 2001. The applicable interest rate for the long-term debt has been fixed at rates that average 4.5% through September 2002. The principal balance outstanding under these credit agreements amounted to $44.8 million and $49.0 million at June 30, 2002 and 2001, respectively.

      The income tax provision for the six months ended June 30, 2002 was $2.8 million compared to $1.8 million for the six months ended June 30, 2001. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes. The balance sheet contains a deferred tax asset at June 30, 2002 of approximately $30 million related to Aristotle's federal net operating tax loss carryforwards. The utilization of this asset to offset future federal taxable income will result in Aristotle not having to pay federal income taxes for approximately the next five years.

      Preferred Stock dividends of $0.3 million were accrued during the six months ended June 30, 2002. This amount represents dividends on 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock for the period June 18, 2002 to June 30, 2002. There was no preferred stock outstanding in the period ended June 30, 2001.

      An extraordinary gain of $20.2 million was recognized during the six months ended June 30, 2002 which represented the negative goodwill arising principally from the deferred tax benefits recognized at the date of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002, Aristotle had cash and cash equivalents of $9.1 million compared to $4.5 million at December 31, 2001. The overall change in cash and cash equivalents of $4.6 million is detailed below.

      Aristotle generated $2.5 million of cash from operations during the six months ended June 30, 2002. During this period, Aristotle generated cash from earnings plus noncash income and deductions of $4.9 million, an increase in prepaid expenses, primarily advertising costs of $0.6 million, an increase of $7.8 million in trade accounts payable, and an increase of $1.7 million in accrued expenses. Offsetting these items, trade accounts receivable increased by $4.8 million, and inventories increased by $8.0 million. These changes in current assets and liabilities are typical for this quarter as Aristotle enters its peak business cycle in the summer months. Aristotle used $0.1 million of cash for operations during the six months ended June 30, 2001. During this period, Aristotle generated cash from earnings plus depreciation and amortization of $4.0 million, an increase in prepaid expenses, primarily advertising costs, of $0.8 million, an increase of $8.1 million in trade accounts payable, and an increase of $3.0 million in accrued expenses. Offsetting these items, trade accounts receivable increased by $6.3 million, and inventories increased by $9.7 million. These changes in current assets and liabilities are typical for this quarter as Aristotle enters its peak business cycle in the summer months.

      Aristotle generated $2.5 million of cash from investing activities during the six months ended June 30, 2002. Aristotle invested $0.8 million in capital expenditure purchases to replace and upgrade existing capital equipment and install new equipment and fixtures in order to provide additional operating capacity and efficiency. As a result of the Merger, cash increased by $3.3 million. Aristotle used $11.0 million of cash in investing activities in the six months ended June 30, 2001. The investing activity included $5.2 million paid to the minority shareholders of AMEP for their minority ownership interests, and $5.0 million for the acquisition of the ownership interests in Spectrum. During that period, Aristotle invested $0.8 million in capital expenditure purchases to replace and upgrade existing capital equipment and install new equipment and fixtures in order to provide additional operating capacity and efficiency.

      During the six months ended June 30, 2002, Aristotle used cash of $0.4 million in financing activities. The debt payments were to service existing capital leases and other seller notes payable by AMEP incurred in previous acquisitions. As of June 30, 2002, the balance outstanding under its credit agreements was $44.8 million. Aristotle remained in compliance with all terms and conditions of its primary credit agreement throughout this period. During the six months ended June 30, 2001, financing activities provided cash of $11.9 million. Aristotle borrowed $20.0 million under an amended credit agreement with its lenders. The funds were used to retire AMEP's short-term debt of $2.5 million, and to retire $5.4 million of short-term debt to Geneve Corporation related to the 2000 fiscal year transfer of the AMEP ownership interest as well as the Spectrum and AMEP acquisitions. Aristotle also used $0.4 million to retire debt in accordance with the terms of its capital lease commitments. Aristotle remained in compliance with all terms and conditions of its credit agreements throughout this period.

      Aristotle's cash obligations as of June 30, 2002 are as follows (in thousands):

                                               Total                              2003 and         2005 and      Years After
                                              Amounts                             --------         --------      -----------
Contractual Obligations                      Committed              2002            2004             2006            2006
-----------------------                      ---------              ----            ----             ----            ----

Principal portion of long-term credit
facility                                      $44,000               $8,000         $18,000         $18,000             $ --

Principal portion of mortgage debt                649                   54             107             107              381

Principal portion of capital lease
obligations                                       111                   54              57              --               --

Operating lease obligations                     2,356                  522           1,313             521               --

Employment obligations                            658                  266             392              --               --
                                              -------               ------         -------         -------             ----

Total                                         $47,774               $8,896         $19,869         $18,628             $381
                                              =======               ======         =======         =======             ====

      The long-term credit facility is the Five-Year Credit Agreement. The Five-Year Credit Agreement provides specific dates and amounts by which the size of the principal amount of its capacity is reduced, amortizing the outstanding debt through March 2006. The Credit Agreement is secured by the assets of Nasco. Interest is charged at the rate of LIBOR plus 187.5 basis points on a 30, 60, 90 or 180 day rate at election.

      The mortgage debt consists of the financing agreement between Simulaids and its primary lender used to finance land and buildings located in Woodstock, New York. Principal payments are scheduled on a fifteen-year straight-line amortization, with a balloon payment in September 2006. Interest is charged at the rate of LIBOR plus 200 basis points on a 30, 60, 90 or 180-day LIBOR rate at Simulaids' election.

      The capital lease obligations, related to computer equipment at Simulaids and AMEP, consist of arrangements with IBM Credit Corporation and another leasing company. The lease terms require monthly payments until September 2003 and January 2004, respectively. The capital leases bear annual interest rates in the range of 8.5% to 11.5%.

      Aristotle, through its Nasco division, leases office and distribution facilities in Plymouth, Minnesota, Fort Atkinson, Wisconsin, Chippewa Falls, Wisconsin, and Aurora, Ontario, Canada. The terms and conditions of the leases vary by location, generally falling within terms and conditions which are "market" for the respective locations in which Aristotle operates. Current lease terms expire in 2003 through 2006. Aristotle leases its office facility in New Haven, Connecticut, which expires in 2002. Safe Passage leases its office facility in Rochester, New York, which expires in 2002.

      The employment obligations consist of written agreements with John J. Crawford and Paul M. McDonald of Aristotle and James S. Viscardi and Michael R. Rooksby of Safe Passage.

      Capital resources in the future are expected to be used to retire long term debt, invest in additional capital projects designed to enhance operating efficiencies and to acquire additional companies. The balance sheet contains a deferred tax asset at June 30, 2002 of approximately $30 million related to Aristotle's federal net operating tax loss carryforwards. The utilization of this asset to offset future federal income taxable income will result in Aristotle not having to pay federal taxes for approximately the next five years.

      Aristotle anticipates that there will be sufficient financial resources to meet its projected working capital and other cash requirements for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As described below, credit risk and interest rate risk are the primary sources of market risk to Aristotle in its marketable securities and long-term borrowings.

QUANTITATIVE

      Aristotle's marketable securities and long-term borrowings as of June 30, 2002 are as follows (in thousands):

                                               Maturity less    Maturity greater
                                               than one year      than one year
                                               -------------      -------------

Marketable securities
             Cost basis                           $     --          $     834
             Weighted average return                    --                6.6%
             Fair market value                    $     --          $     848

Long-term borrowings
             Amount                               $  8,128          $  36,631
             Weighted average interest rate            4.5%               4.5%
             Fair market value                    $  8,128          $  36,631

QUALITATIVE

      Interest Rate Risk: Changes in interest rates can potentially impact Aristotle's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in Aristotle's marketable securities and long-term borrowings, which have fixed coupon or interest rates.

      Credit Risk: Aristotle's marketable securities are invested in investment grade corporate bonds and closed-end bond funds, both domestic and international, which have various maturities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) Aristotle's ability to manage Nasco, Simulaids, Safe Passage and any other acquired or to be acquired companies; (iv) the ability of Aristotle to retain and utilize its tax net operating loss carryforward position; and (v) general economic conditions. As a result, the Company's future development efforts and operations involve a high degree of risk. For further information, please see Aristotle's filings with the Securities and Exchange Commission, including its Forms 10-K and 10-Q.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

         None.

ITEM 2 - CHANGES IN SECURITIES.

(a) On June 17, 2002, Aristotle consummated the merger (the "Merger") with Nasco International, Inc. ("Nasco") contemplated by that certain Agreement and Plan of Merger dated as of November 27, 2001, as amended (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, as of June 17, 2002, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Due to the relative sizes of the parties to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under generally accepted accounting principles.

      As consideration for the Merger, the sole shareholder of Nasco received 15,000,000 shares of Aristotle's common stock and 10,000,000 shares of Aristotle's newly authorized Series J $6.00 non-convertible, non-voting, cumulative 12% preferred stock, par value $0.01 per share ("Series J Preferred Stock"). Separately, Aristotle's Board of Directors declared, and Aristotle paid, a stock dividend on each share of Aristotle's common stock outstanding of one share of newly authorized Series I $6.00 convertible, voting, cumulative 11% preferred stock, par value $0.01 per share ("Series I Preferred Stock").

      See the following sections of Aristotle's Proxy Statement-Prospectus, dated May 15, 2002, contained in Aristotle's Registration Statement on Form S-4 (File No. 333-86026) filed with the Securities and Exchange Commission on April 11, 2002 (the "Proxy Statement-Prospectus") for a detailed discussion of Aristotle's Amended and Restated Certificate of Incorporation and Second Amended and Restated Certificate of Incorporation and the effect of such modifications on the rights of the holders of Aristotle's common stock, Series I Preferred Stock and Series J Preferred Stock: "Changes to Aristotle's Certificate of Incorporation" and "Description of Aristotle's Capital Stock". The information contained in the foregoing noted sections of the Proxy Statement-Prospectus are incorporated herein by reference.

(b)   None.

(c) In connection with the Merger, on June 17, 2002, Aristotle issued to the sole shareholder of Nasco, among other things, 10,000,000 shares of its Series J Preferred Stock. In addition, Aristotle issued 984,971 shares of Series J Preferred Stock to Geneve as a stock dividend. The shares of Series J Preferred Stock issued were not registered under the Securities Act of 1933, as amended. The shares of Series J Preferred Stock were issued in partial consideration for the shares of Nasco held by the sole shareholder and as a stock dividend on the shares of Aristotle's common stock held by Geneve.

      See the following sections of Aristotle's Proxy Statement-Prospectus which are incorporated herein by reference, for the information required by Item 701 of Regulation S-K: "Restrictions on Sales of Shares of Aristotle Stock received by Nasco Holdings" and "Description of Aristotle's Capital Stock".

(d)   None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

(a)   On June 17, 2002 Aristotle held its annual meeting of stockholders.

(b) At the annual meeting of stockholders, Edward Netter, John J. Crawford and Sharon M. Oster were elected as directors. The other members of the board of directors whose term of office continued after the meeting were Robert Fiscus, Betsy Henley-Cohn, John C. Warfel, Steven B. Lapin, Daniel J. Miglio and John Lahey. Following the Merger, the Board of Directors of Aristotle was comprised of the following individuals: John J. Crawford, John Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, Sharon M. Oster, James G. Tatum and Roy T. K. Thung.

      See the following sections of Aristotle's Proxy Statement-Prospectus (which are incorporated herein by reference): "Operations After the Merger" and "Management of Aristotle Following the Merger-Board of Directors of Aristotle".

(c) The following matters were voted upon at the annual meeting of the stockholders of Aristotle held on June 17, 2002:

      (i) A proposal to consider and vote upon the approval of the Merger Agreement among Aristotle, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. This proposal was adopted by the stockholders by the following vote:

      Votes cast for this proposal               1,375,538

      Votes cast against this proposal               2,189

      Abstentions                                    1,006

      Broker Non-votes                             407,062

      (ii) A proposal to amend and restate Aristotle's certificate of incorporation, so as to authorize additional shares of Aristotle's common stock, and to authorize and set forth the rights of Aristotle's Series I Preferred Stock and Series J Preferred Stock. This proposal was adopted by the stockholders by the following vote:

      Votes cast for this proposal               1,374,630

      Votes cast against this proposal               3,328

      Abstentions                                      775

      Broker Non-votes                             407,062

      (iii) A proposal to include, as part of the amendment and restatement of Aristotle's certificate of incorporation, provisions requiring Aristotle to indemnify its directors, officers and agents and specifying procedures with respect thereto. This proposal was adopted by the stockholders by the following vote:

      Votes cast for this proposal               1,370,564

      Votes cast against this proposal               6,228

      Abstentions                                    1,941

      Broker Non-votes                             407,062

      (iv) A proposal to further amend and restate Aristotle's certificate of incorporation upon the completion of the Merger with Nasco in order to eliminate certain provisions that (A) establish staggered terms for and classification of the members of Aristotle's board of directors, (B) mandate that special meetings of Aristotle's stockholders may only be called by the chairman of Aristotle's board of directors, president or board of directors, (C) state that any action required or permitted to be taken by Aristotle's stockholders must be taken at an annual or special meeting of the stockholders and (D) limit the manner in which Aristotle may adopt, amend or repeal its certificate of incorporation and By-laws. This proposal was adopted by the stockholders by the following vote:

      Votes cast for this proposal               1,373,530

      Votes cast against this proposal               3,592

      Abstentions                                    1,611

      Broker Non-votes                             407,062

      (v) A proposal to adopt The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan. This proposal was adopted by the stockholders by the following vote:

      Votes cast for this proposal               1,368,177

      Votes cast against this proposal               8,166

      Abstentions                                    2,390

      Broker Non-votes                             407,062

      (vi) A proposal to elect John J. Crawford, Edward Netter and Sharon M. Oster for three year terms and until their successors are duly elected and qualified. Each nominee was elected to the board of directors by the following vote:

      John J. Crawford
      ----------------

      Votes cast for election                       1,769,111

      Votes withheld                                   16,684

      Edward Netter
      -------------

      Votes cast for election                       1,769,111

      Votes withheld                                   16,684

      Sharon Oster
      ------------

      Votes cast for election                       1,769,111

      Votes withheld                                   16,684

ITEM 5 - OTHER INFORMATION.

      On April 11, 2002, Aristotle reached a settlement with the Internal Revenue Service regarding a refund that it had received in 1997 for a net operating loss carryback claim relating to its 1996 tax year. As previously reported, the IRS had been reviewing the amount of the refund, and Aristotle recorded a tax reserve of $720,000 with respect to such refund. In the settlement, Aristotle agreed to pay approximately $682,000 (net of the amount due from a previously paid contingency fee), plus approximately $318,000 (net of the amount due from a previously paid contingency fee), which represents interest on the portion of the unallowed refund claim.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibit 2.5--Amendment to Agreement and Plan of Merger, dated May 7, 2002, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc., incorporated herein by reference to an exhibit to the Aristotle's Registration Statement on Form S-4 (File No. 333-86026).*

      Exhibit 2.6--Amendment No. 2 to Agreement and Plan of Merger, dated May 15, 2002, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc., incorporated herein by reference to an exhibit to the Aristotle's Registration Statement on Form S-4 (File No. 333-86026).*

      Exhibit 3.1--Amended and Restated Certificate of Incorporation of The Aristotle Corporation.

      Exhibit 3.2--Amended and Restated Bylaws of The Aristotle Corporation.

      Exhibit 4.1--Amended and Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws filed as Exhibits
      3.1 and 3.2 are incorporated into this item by reference. See Exhibits 3.1 and 3.2 above.

      Exhibit 10.1--The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan.

      Exhibit 10.2--Form of Non-Qualified Stock Option Agreement (for employees, directors and consultants).

      Exhibit 10.3--Form of Incentive Stock Option Agreement (for employees).

      Exhibit 10.8(b)--Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and Paul McDonald.

      Exhibit 10.9(b)--Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and John J. Crawford.

      Exhibit 10.11--Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and Paul McDonald regarding the exercisability of certain stock options.

      Exhibit 10.12--Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and John J. Crawford regarding the exercisability of certain stock options.

      Exhibit 10.13--Full Recourse Promissory Note, dated June 17, 2002, made by Paul McDonald in favor of The Aristotle Corporation.

      Exhibit 10.14--Form of Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and non-employee directors regarding the exercisability of certain stock options.

      Exhibit 10.15(b) --First Amendment to Amended and Restated Credit Agreement (Five Year) and Consent, dated as of June 17, 2002, among Nasco International, Inc., Various Financial Institutions now or hereafter parties thereto, Bank One, Wisconsin and Bank of America, N.A.

      Exhibit 10.15(c)--Assumption Agreement, dated June 17, 2002, executed by The Aristotle Corporation pursuant to Section 3.1 of the First Amendment to Amended and Restated Credit Agreement (Five Year) and Consent (See
      Exhibit 10.14(b)).

      Exhibit 10.16(b)--Second Amendment to Amended and Restated Credit Agreement (364 Days) and Consent, dated as of June 17, 2002, among Nasco International, Inc., Various Financial Institutions now or hereafter parties thereto, Bank One, Wisconsin and Bank of America, N.A.

      Exhibit 10.16(c) --Assumption Agreement, dated June 17, 2002, executed by The Aristotle Corporation pursuant to Section 3.1 of the Second Amendment to Amended and Restated Credit Agreement (364 Days) and Consent (See
      Exhibit 10.15(b)).

      Exhibit 10.21--Assumption of Mortgage and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A.

      Exhibit 10.22--Assumption of Deed of Trust and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A.

      Exhibit 10.23--Assumption of Deed of Trust and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A.

      Exhibit 10.24--Amended and Restated Subsidiary Pledge Agreement, dated as of June 27, 2002, by and between American Educational Products LLC and Bank of America, N.A.

      Exhibit 10.25--Amended and Restated Subsidiary Security Agreement, dated as of June 27, 2002, by and between American Educational Products LLC, the other subsidiaries party thereto and Bank of America, N.A.+

      Exhibit 10.26--Amended and Restated Pledge Agreement, dated as of June 27, 2002, by and between The Aristotle Corporation and Bank of America, N.A.+

      Exhibit 10.27--Amended and Restated Security Agreement, dated as of June 27, 2002, by and between The Aristotle Corporation and Bank of America, N.A.+

      Exhibit 99.1--Registrant's Proxy Statement-Prospectus dated May 15, 2002, incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

      Exhibit 99.2--Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-14669) and are hereby incorporated by reference.

      + In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of this Agreement. Aristotle will furnish supplementally a copy of any omitted schedule to the Commission upon request.

      (b) Reports on Form 8-K. On April 11, 2002, The Aristotle Corporation filed a Current Report on Form 8-K under Item 5 regarding the settlement agreement with the Internal Revenue Service.

      On June 19, 2002, The Aristotle Corporation filed a Current Report on Form 8-K under Items 5, 7 and 8.

      On July 1, 2002, The Aristotle Corporation filed a Current Report on Form 8-K/A under Items 2 and 7.

      On August 8, 2002, The Aristotle Corporation filed a Current Report on Form 8-K under Items 4 and 7.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                   THE ARISTOTLE CORPORATION

                                          /s/ John J. Crawford
                                          ------------------------------
                                                 John J. Crawford
                                           ITS, CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)
                                              Date: August 14, 2002

                                          /s/ Paul M. McDonald
                                          ------------------------------
                                                       Paul M. McDonald
                                           ITS, CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
                                              Date: August 14, 2002

                                  EXHIBIT INDEX


    Exhibit
    NUMBER                          DESCRIPTION

2.1 - Capital Contribution Agreement dated as of November 19, 1993, by and among The Aristotle Corporation, Aristotle Sub, Inc., The Strouse, Adler Company and the Stockholders of Strouse, incorporated herein by reference to Exhibit 2.1 of The Aristotle Corporation Current Report on Form 8-K dated April 14, 1994, as amended (the "1994 Current Report").*

2.2 - Agreement and Plan of Reorganization, dated as of September 13, 2000 (closed on September 14, 2000), by and among The Aristotle Corporation, Aristotle Acquisition Sub, Inc., Safe Passage International, Inc., James S. Viscardi, Michael R. Rooksby, Howard C. Rooksby and Andrew M. Figiel, incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 27, 2000.*

2.3 - Agreement and Plan of Merger, dated as of September 13, 2000 (closed on September 14, 2000), by and between Aristotle Acquisition Sub, Inc. and Safe Passage International, Inc., incorporated herein by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated September 27, 2000.*

2.4 - Agreement and Plan of Merger, dated as of November 27, 2001, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. incorporated herein by reference to Exhibit 2 of The Aristotle Corporation's Current Report on Form 8-K dated November 30, 2001.*

2.5 - Amendment to Agreement and Plan of Merger, dated May 7, 2002, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. incorporated herein by reference to an exhibit to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

2.6 - Amendment No. 2 to Agreement and Plan of Merger, dated May 15, 2002, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. incorporated herein by reference to an exhibit to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

3.1 - Amended and Restated Certificate of Incorporation of The Aristotle Corporation.

3.2 - Amended and Restated Bylaws of The Aristotle Corporation.

4.1 - Amended and Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference. See Exhibits 3.1 and 3.2 above.

4.2 - Registration Rights Agreement dated as of April 11, 1994 between The Aristotle Corporation and the shareholders listed on Exhibit A thereto, incorporated by reference to an exhibit to The Aristotle Corporation's Registration Statement on Form S-3 (File No. 333-4185).*

4.3 - Preferred Stock Purchase Agreement dated as of October 22, 1997, between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10.5 of The Aristotle Corporation's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997.*

4.4 - Registration Rights Agreement dated as of October 22, 1997, between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10.6 to The Aristotle Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.*

4.5 - Letter Agreement dated as of September 15, 1997, among The Aristotle Corporation, Aristotle Sub, Inc. and certain stockholders, incorporated herein by reference to Exhibit 10.7 to The Aristotle Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.*

4.6 - Letter Agreement dated as of February 9, 2000 between The Aristotle Corporation and the Geneve Corporation regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to The Aristotle Corporation's Report on Form 13D/A dated February 15, 2000.*

4.7 - Letter Agreement dated as of April 28, 2000 between The Aristotle Corporation and the Geneve Corporation, modifying the letter agreement between such parties dated as of February 9, 2000, regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to The Aristotle Corporation's Report on Form 8-K dated May 2, 2000.*

10.1 - The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan.

10.2 - Form of Non-Qualified Stock Option Agreement (for employees, directors and consultants).

10.3 - Form of Incentive Stock Option Agreement (for employees).

10.4 - Settlement and Release Agreement dated as of May 29, 1996, among The Aristotle Corporation, the Federal Deposit Insurance Corporation and certain other interested parties, incorporated herein by reference to Exhibit 10.22 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.*

10.5 - Stipulation and Agreement of Settlement dated as of May 28, 1996, regarding In Re First Constitution Stockholders Litigation, incorporated herein by reference to Exhibit 10.23 of The Aristotle Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.*

10.6 - Stock Purchase Agreement between The Aristotle Corporation and Kevin Sweeney dated as of April 30, 1999, incorporated herein by reference to Exhibit
2.1 of The Aristotle Corporation Current Report on form 8-K dated May 4, 1999, as amended.*

10.7 - The Aristotle Corporation 1997 Employee and Director Stock Plan, incorporated herein by reference to The Aristotle Corporation Registration Statement on Form S-8 dated December 10, 1997.*

10.8(a) - The Employment Agreement dated as of February 1, 2001, by and between The Aristotle Corporation and Paul McDonald, incorporated herein by reference to
Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.*

10.8(b) - Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and Paul McDonald.

10.9(a) - The Employment Agreement dated as of February 1, 2001, by and between The Aristotle Corporation and John Crawford, incorporated herein by reference to
Exhibit 10.9 of The Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.9(b) - Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and John J. Crawford.

10.10 - Exchange Agreement, dated as of November 27, 2001, between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10 of The Aristotle Corporation Current Report on Form 8-K dated November 30, 2001.*

10.11 - Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and Paul McDonald regarding the exercisability of certain stock options.

10.12 - Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and John J. Crawford regarding the exercisability of certain stock options.

10.13 - Full Recourse Promissory Note, dated June 17, 2002, in the principal amount of $32,837.50, made by Paul McDonald in favor of The Aristotle Corporation.

10.14 - Form of Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and non-employee directors regarding the exercisability of certain stock options.

10.15(a) - Amended and Restated Credit Agreement (5 Year) dated as of May 29, 2001, among Nasco International, Inc., Various Financial Institutions now or hereafter parties thereto, Bank One, Wisconsin, and Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Statement on Form S-4 (File No. 333-86026).*

10.15(b) - First Amendment to Amended and Restated Credit Agreement (Five Year) and Consent, dated as of June 17, 2002, among Nasco International, Inc., Various Financial Institutions now or hereafter parties thereto, Bank One, Wisconsin and Bank of America, N.A.

10.15(c) - Assumption Agreement, dated June 17, 2002, executed by The Aristotle Corporation pursuant to Section 3.1 of the First Amendment to Amended and Restated Credit Agreement (Five Year) and Consent (See Exhibit 10.14(b)).

10.16(a) - Amended and Restated Credit Agreement (364 Days) dated as of May 29, 2001, among Nasco International, Inc., Various Financial Institutions now or hereafter parties thereto, Bank One, Wisconsin, and Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

10.16(b)- Second Amendment to Amended and Restated Credit Agreement (364 Days) and Consent, dated as of June 17, 2002, among Nasco International, Inc., Various Financial Institutions now or hereafter parties thereto, Bank One, Wisconsin and Bank of America, N.A.

10.16(c)- Assumption Agreement, dated June 17, 2002, executed by The Aristotle Corporation pursuant to Section 3.1 of the Second Amendment to Amended and Restated Credit Agreement (364 Days) and Consent (See Exhibit 10.15(b)).

10.17 -Second Amended and Restated Mortgage (and Security Agreement and Assignment of Leases and Rents), dated as of August 21, 2001, by and between Nasco International, Inc., as Mortgagor, in favor of Bank of America, N.A., as agent incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

10.18 - Second Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 21, 2001, by Nasco International, Inc., as Mortgagor, in favor of Commonwealth Land Title Insurance Company, as Trustee for the benefit of Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

10.19 - Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 21, 2001, by American Educational Products, Inc., as Mortgagor, in favor of The Public Trustee for the County of Larimer, State of Colorado, as Trustee for the benefit of Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

10.20 - Form of Stockholders Agreement by and among The Aristotle Corporation, Geneve Corporation and Nasco Holdings, Inc., incorporated herein by reference to
Exhibit 99.3 of The Aristotle Corporation Current Report on Form 8-K dated November 27, 2001.

10.21 - Assumption of Mortgage and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A.

10.22 - Assumption of Deed of Trust and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A.

10.23- Assumption of Deed of Trust and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A.

10.24 - Amended and Restated Subsidiary Pledge Agreement, dated as of June 27, 2002, by and between American Educational Products LLC and Bank of America, N.A.

10.25 - Amended and Restated Subsidiary Security Agreement, dated as of June 27, 2002, by and between American Educational Products LLC, the other subsidiaries party thereto and Bank of America, N.A.+

10.26 - Amended and Restated Pledge Agreement, dated as of June 27, 2002, by and between The Aristotle Corporation and Bank of America, N.A.+

10.27 - Amended and Restated Security Agreement, dated as of June 27, 2002, by and between The Aristotle Corporation and Bank of America, N.A.+

99.1 - The Aristotle Corporation's Proxy Statement-Prospectus dated May 15, 2002, incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).*

99.2--Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-14669) and are hereby incorporated by reference.

* In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of this agreement. Aristotle will furnish supplementally a copy of any omitted schedule to the Comission upon request.