Form 10-Q
period 2002-09-30
ARISTOTLE CORP
filed 2002-11-14
CIK 790071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002

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

(203) 324-5466

___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No

As of November 1, 2002, 17,031,687 shares of Common Stock, 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                                                                    Page

Part I - Financial Information

Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and

        December 31, 2001                                                                                                                 3

    Condensed Consolidated Statements of Operations for the Three and Nine Months Ended

        September 30, 2002 and 2001(unaudited)                                                                                4

    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

        September 30, 2002 and 2001(unaudited)                                                                                5

    Notes to Condensed Consolidated Financial Statements (unaudited)                                              6

Item 2 - Management's Discussion and Analysis of Financial Condition

and Results of Operations                                                                                                                 12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                                  15

Item 4 - Controls and Procedures                                                                                                     16

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K                                                                                     17

Signatures                                                                                                                                       18

Certifications                                                                                                                                   19

Exhibit Index                                                                                                                                   21

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$ 8,309	$ 4,465
Marketable securities	549	--
Accounts receivable, net	24,637	13,750
Inventories	29,130	24,326
Deferred income taxes	7,158	1,176
Other current assets	5,431	6,275
Total current assets	75,214	49,992

Property, plant and equipment, net	9,429	9,561

Other assets:
Goodwill, net	7,346	7,346
Deferred income taxes	22,861	423
Other noncurrent assets	103	114

Total assets	$ 114,953	$ 67,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long term debt	$ 8,614	$ 8,403
Accounts payable	9,064	3,694
Accounts payable, affiliates	854	--
Accrued expenses	3,119	5,385
Accrued income taxes	4,546	--
Deferred revenue	26	--
Total current liabilities	26,223	17,482

Long term debt, net of current maturities	32,105	36,027
Total liabilities	58,328	53,509
Stockholders' equity:
Preferred Stock, Series I, $6.00 stated value, $.01 par value, 2,400,000 shares authorized, 1,046,716 issued and outstanding	6,280	--
Preferred Stock, Series J, $6.00 stated value, $.01 par value, 11,200,000 shares authorized, 10,984,971 issued and outstanding	65,760	--
Common stock, $.01 par value, 20,000,000 shares authorized, 17,044,675 shares issued and 17,031,687 outstanding as of September 30, 2002, and 15,000,000 shares deemed issued as of December 31, 2001; 12,988 shares of treasury stock as of September 30, 2002	170	150
Additional paid-in capital	(53,024)	3,103
Retained earnings	37,647	10,872
Accumulated other comprehensive loss	(208)	(198)
Total stockholders' equity	56,625	13,927

Total liabilities and stockholders' equity	$ 114,953	$ 67,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2001	2002	2001

Net revenue	$ 55,485	$ 52,731	$ 133,337	$ 128,956
Cost of goods sold	36,203	34,431	86,468	84,602
Gross profit	19,282	18,300	46,869	44,354

Selling, general and administrative expenses	11,063	10,489	30,580	29,708
Special charges - American Educational Products, Inc.	--	(62)	--	505

Operating income	8,219	7,873	16,289	14,141

Other income (expense):
Investment, interest and other, net	32	42	48	73
Interest expense	(480)	(801)	(1,446)	(2,391)

Income before income taxes, minority interest and extraordinary gain	7,771	7,114	14,891	11,823

Provision for income taxes	(3,015)	(2,772)	(5,856)	(4,615)

Income before minority interest and extraordinary gain	4,756	4,342	9,035	7,208

Minority interest	--	--	--	68
Extraordinary gain	--	--	20,237	--

Net income	4,756	4,342	29,272	7,276
Preferred dividends	2,191	--	2,498	--

Net income applicable to common shareholders	$ 2,565	$ 4,342	$ 26,774	$ 7,276

Basic earnings per common share:
Income before extraordinary gain	$ .15	$ .29	$ .41	$ .49
Extraordinary gain	--	--	1.28	--
Net income	$ .15	$ .29	$ 1.69	$ .49
Diluted earnings per common share:
Income before extraordinary gain	$ .15	$ .29	$ .41	$ .49
Extraordinary gain	--	--	1.27	--
Net income	$ .15	$ .29	$ 1.68	$ .49

Weighted average shares outstanding:
Basic shares	17,031,687	15,000,000	15,788,860	15,000,000
Diluted shares	17,139,708	15,000,000	15,915,255	15,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)
	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net income applicable to common shareholders	$ 26,774	$ 7,276
Adjustments to reconcile net income applicable to common shareholders to net cash provided by operating activities:
Extraordinary gain	(20,237)	--
Depreciation and amortization	1,238	1,592
Stock option compensation expense	136	--
Effect of inventory purchase adjustment	910	--
Change in assets and liabilities, net of effects of acquired business:
Accounts receivable	(9,865)	(11,771)
Inventories	(2,951)	(5,511)
Prepaid expenses and other current assets	977	858
Trade accounts payable	5,760	5,103
Accrued expenses	2,684	4,136
Intangible assets and other non-current assets	383	(56)
Net cash provided by operating activities	5,809	1,627

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,117)	(1,120)
Proceeds from the sale of property, plant and equipment	--	33
Proceeds from the sale of marketable securities	298	--
Cash acquired in merger with Nasco	3,272	--
Cash paid for acquisition of AMEP interest	--	(4,973)
Cash paid for acquisition of Spectrum, net of cash acquired	--	(5,241)
Net cash provided by (used in) investing activities	2,453	(11,301)

Cash flows from financing activities:
Equity contribution from parent	--	274
Payments on line of credit	--	(2,541)
Proceeds from issuance of long term debt	--	20,000
Payment of Geneve notes payable	--	(5,490)
Principal payments on long-term debt	(4,418)	(1,903)
Net cash (used in) provided by financing activities	(4,418)	10,340

Net increase in cash and cash equivalents	3,844	666
Cash and cash equivalents at beginning of period	4,465	2,565
Cash and cash equivalents at end of period	$ 8,309	$ 3,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 1,415	$ 2,011
Income taxes	$ 2,018	$ 610

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

  Nature of Operations and Basis of Presentation

  Prior to June 17, 2002, The Aristotle Corporation ("Aristotle" or the "Company") was a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), conducted business in two segments, the medical education and training products market and the computer-based training market. Simulaids' primary products include simulation kits and manikins used for training in cardiopulmonary resuscitation, and the fire emergency rescue and patient care fields. Simulaids' products are sold throughout the United States and internationally via distributors and catalogs to end users such as fire and emergency medical departments and nursing and medical schools. Safe Passage develops and licenses computer-based training products to government and industry clients.

  On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation, a privately-held diversified financial services company ("Geneve"). In connection with the Merger, Aristotle changed its accounting fiscal year from a June 30th year-end to a December 31st year-end.

  Nasco is a leading manufacturer and global catalog-distribution company serving the education, health and agriculture markets. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco, as well as those bearing the brands of Triarco, Summit Learning, Hubbard Scientific, Scott Resources and Spectrum Educational Supplies. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agriculture, senior care and food industries. Like Simulaids, Nasco also offers simulation kits and manikins used for training in cardiopulmonary resuscitation, and the fire and emergency rescue and patient care fields. The Summit Learning, Hubbard Scientific and Scott Resources brands were acquired in March 2001 in connection with Nasco's acquisition of American Educational Products, Inc. ("AMEP"). In April 2001, Nasco acquired Spectrum Educational Supplies, Ltd. ("Spectrum").

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

  As consideration for the Merger, Nasco Holdings, Inc. ("Nasco Holdings"), the sole shareholder of Nasco and a subsidiary of Geneve, received 15,000,000 shares of Aristotle's common stock and 10,000,000 shares of a newly authorized Series J $6.00 non-convertible, non-voting, cumulative 12% preferred stock, par value $0.01 per share. Separately, Aristotle paid a stock dividend of one share of a newly authorized Series I $6.00 convertible, voting, cumulative 11% preferred stock, par value $0.01 per share, on each share of Aristotle's common stock outstanding on June 10, 2002.

  As a result of the acquisitions by Nasco of AMEP and Spectrum in the first and second quarters of 2001, respectively, the financial information of Nasco for 2001 reflects the contributions of AMEP from January 1, 2001 and Spectrum from the date of the Spectrum acquisition. The contributions of AMEP and Spectrum cover all periods in 2002. The contributions of Safe Passage and Simulaids, subsidiaries of Aristotle, are reflected in Aristotle's financial performance from and after the Merger date.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes included in Aristotle's Proxy Statement-Prospectus dated May 15, 2002, Annual Report on Form 10-K for the year ended June 30, 2001, and quarterly reports on Form 10-Q for the quarterly periods ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002.

  Pro Forma Financial Data

The pro forma financial data set forth below, which is unaudited, should be read in conjunction with the Consolidated Financial Statements and related notes included in Aristotle's Proxy Statement - Prospectus dated May 15, 2002, Annual Report on Form 10-K for the year ended June 30, 2001, quarterly report on Form 10-Q for the quarter ended June 30, 2002 and this quarterly report on Form 10-Q. The pro forma financial data is provided for informational purposes only, should not be construed to be indicative of Aristotle's financial condition or results of operations had the Merger been consummated on the dates assumed, and is not intended to project Aristotle's financial condition on any future date or results of operations for any future period.

Operating results for the three and nine months ended September 30, 2002 and 2001, respectively, on a pro forma basis as though Aristotle was acquired by Nasco on January 1, 2001, are summarized below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
(unaudited)
(in thousands, except per share data)

Net revenue	$55,485	$54,579	$136,906	$136,101
Net income applicable to common shareholders, before extraordinary gain	$ 2,565	$ 2,654	$ 3,391	$ 1,316
Basic earnings per common share, before extraordinary gain	$ .15	$ .16	$ .20	$ .08
Diluted earnings per common share, before extraordinary gain	$ .15	$ .15	$ .20	$ .08

3. Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company evaluated its goodwill at September 30, 2002, and determined that no impairment of goodwill existed.

For the three and nine months ended September 30, 2002 and 2001, a reconciliation of reported net earnings to adjusted net earnings before amortization of goodwill is as follows (in thousands, except per share data):

                                                                                                        Three Months Ended                             Nine Months Ended

                                                                                                                September 30,                                         September 30,

                                                                                                        2002                     2001                             2002                         2001

Net income applicable to common shareholders before

extraordinary gain                                                                     $2,565                    $4,342                         $6,537                         $7,276

Amortization of goodwill                                                                 -                             92                                 --                             294

Adjusted net earnings                                                             $2,565                     $4,434                         $6,537                       $7,570

Basic and diluted earnings per common share:

Net earnings as reported before extraordinary gain            $    .15                     $ .29                            $   .41                       $   .49

Amortization of goodwill                                                                 --                        .01                                    --                            .01

Adjusted net earnings                                                              $   .15                     $ .30                             $   .41                       $  .50

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"). SFAS 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. Aristotle adopted SFAS 144 on January 1, 2002. The impact of the adoption of SFAS 144 did not have a material impact on Aristotle's consolidated financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145") updates, clarifies and simplifies several existing accounting pronouncements. Among other things, SFAS 145 eliminates the requirement to aggregate gains and losses from early extinguishments of debt and, if material, to classify these as an extraordinary item, net of related income tax effect. SFAS 145 is not expected to have a material impact on Aristotle's consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on Aristotle's consolidated financial statements.

4. Accounting for Stock-Based Compensation

In June 2002, the Company adopted a change in accounting principles to adopt SFAS No.123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options granted on or after January 1, 2002 as an expense on its income statement. The total fair value of the 50,000 options issued during the three-month period ended September 30, 2002 is $.09 million. The total fair value of the 940,100 options issued during the nine months ended September 30, 2002 is $1.53 million. The total fair value of the options granted by Aristotle is being recognized as compensation expense over the 3-year vesting period for such options. The change in accounting reduced net income for the third quarter and the first nine months of 2002 by approximately $.07 million and $.08 million, respectively. The expected annual impact on net income of the options granted in the nine months ended September 30, 2002 is a reduction of approximately $.3 million.

5. Earnings per Common Share

The following information presents the Company's computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the Condensed Consolidated Statements of Operations (in thousands, except share and per share data):

                                                                                                                                  Income                 Shares                     Per Share

                                                                                                                             (Numerator)       (Denominator)               Amount

Three months ended September 30, 2002:

Basic EPS:

Income before extraordinary gain                                                                      $ 2,565                 17,031,687                         $ .15

Extraordinary gain                                                                                                         --                 17,031,687                               --

Net income                                                                                                            $ 2,565                 17,031,687                          $ .15

Diluted EPS:

Income before extraordinary gain                                                                     $ 2,565                  17,139,708*                        $ .15

Extraordinary gain                                                                                                         --                  17,139,708*                             --

Net income                                                                                                            $ 2,565                  17,139,708*                        $ .15

* Includes the dilutive effect of 928,609 employee stock options, computed under the treasury stock method.

Three months ended September 30, 2001:

Basic and diluted EPS                                                                                           $ 4,342                 15,000,000                         $ .29

Nine months ended September 30, 2002:

Basic EPS:

Income before extraordinary gain                                                                       $ 6,537                 15,788,860                         $ .41

Extraordinary gain                                                                                                  20,237                 15,788,860                          1.28

Net income                                                                                                           $ 26,774                  15,788,860                       $ 1.69

Diluted EPS:

Income before extraordinary gain                                                                       $ 6,537                 15,915,255*                        $ .41

Extraordinary gain                                                                                                  20,237                 15,915,255*                         1.27

Net income                                                                                                           $ 26,774                 15,915,255*                       $ 1.68

* Includes the dilutive effect of 928,609 employee stock options, computed under the treasury stock method.

Nine months ended September 30, 2001:

Basic and diluted EPS                                                                                         $ 7,276                 15,000,000                             $ .49

6. Comprehensive Income

Total comprehensive income represents net income plus changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three and nine months ended September 30, 2002 and 2001, respectively, is as follows (in thousands):

                                                                                                                                         Three Months Ended              Nine Months Ended

                                                                                                                                    September 30,                         September 30,

                                                                                                                           2002                     2001                 2002                     2001

Net income applicable to common shareholders                                     $2,565                     $4,342          $26,774                  $7,276

Foreign currency translation adjustment                                                       (28)                             3                  (23)                         --

Net unrealized investment gain                                                                           1                             --                    15                          --

Comprehensive income                                                                                $2,538                     $4,345         $ 26,766                 $7,276

7. Segment Reporting

Aristotle's business activities are organized into two principal business segments, Educational and Commercial. The Educational segment markets instructional teaching aids and materials to educational institutions nationwide, primarily K-12 classes. The primary marketing tool is catalogs containing a selection of over 80,000 items. The catalogs carry the branding of Nasco, Triarco, Summitt Learning, Hubbard Scientific, Scott Resources and Spectrum Educational Supplies. In addition, Aristotle, through Nasco and Simulaids, offers simulation kits and manikins used for training in cardiopulmonary resuscitation, and the fire and emergency rescue and patient care fields. The primary potential for this segment to grow is directly related to school enrollments and the relative strength of government funding of education. The Commercial segment is comprised of several commercial industries, including agriculture, food, sterile sampling containers and systems, senior care activities, and novelty and gift products. This segment markets its products through catalog distribution nationwide and through a worldwide dealer network representing more than 60 countries. Market growth in this segment is related to the general economic conditions of world agriculture, the increasing size of the aged population, and the increasing global awareness of food and water quality standards. Aristotle evaluates the performance of these segments based on segment sales and gross profit.

The following table presents segment information for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2002	2001	2002	2001
Net Sales:
Educational	$49,043	$45,575	$112,278	$106,879
Commercial	7,225	7,528	22,610	23,072
Intercompany/other	(783)	(372)	(1,551)	(995)
Net Sales	$55,485	$52,731	$133,337	$128,956

Gross Profit:
Educational	$18,723	$16,989	$ 43,441	$ 40,098
Commercial	2,567	2,653	8,184	8,094
Other cost of sales	(2,008)	(1,342)	(4,756)	(3,838)
Gross Profit	$19,282	$18,300	$ 46,869	$ 44,354

	September 30, 2002	December 31, 2001
Identifiable assets:
Educational	$ 26,903	$25,056
Commercial	5,160	3,937
Other corporate assets	82,890	38,443
Identifiable assets	$114,953	$67,436

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis of financial condition and results of operations reviews the results of operations of Aristotle (after giving effect to the Merger), on a consolidated basis, for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

We believe the following accounting policies affect the more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.

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

Goodwill - Aristotle adopted SFAS 141 as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. Aristotle also adopted the provisions of SFAS 142, effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated at least annually for impairment by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. Aristotle has evaluated its goodwill and determined that there has been no impairment of goodwill.

Taxes - The September 30, 2002 balance sheet contains a deferred tax asset of approximately $28.4 million related to Aristotle's federal net operating tax loss carryforwards. This asset is expected to be utilized to offset future federal taxable income through 2006 and a portion of 2007. The realizability of this asset is dependent upon projected future operating results and Aristotle's ability to retain its federal net operating tax loss carryforward position. The asset at September 30, 2002 is net of a valuation allowance of approximately $12 million, which is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

Results of Operations for the Company

For the Three Months Ended September 30, 2002 as compared to the Three Months Ended September 30, 2001

Net sales for the three months ended September 30, 2002 increased 5.2% to $55.5 million compared to net sales of $52.7 million for the prior year. As a result of the Merger, the three month period ended September 30, 2002 contains $2.1 million of net sales contributed by Simulaids, compared to none in the prior year. Net sales in the Educational segment, totaling $49.0 million in the third quarter of 2002, increased 7.6% compared to the third quarter of 2001. The Commercial segment recorded net sales of $7.2 million in the third quarter of 2002, decreasing 4.0%. As the historical information presented is that of Nasco, the three month periods ended September 30, 2002 and 2001 both contain the results of Spectrum and AMEP. The lack of sales growth in the third quarter reflects the downturn in the U.S. economy and the related state budget constraints in the U.S. education sector.

Gross profit for the three months ended September 30, 2002 increased 5.4% to $19.3 million from $18.3 million for the prior year. The gross profit margin percentage improved to 34.8% in the third quarter of 2002 compared to the prior year gross profit margin of 34.7%. The Educational segment yielded a gross profit margin of 38.2% in the third quarter of 2002, improving on the 2001 gross profit margin of 37.3%. The Commercial segment gross profit margin was 35.5% compared to 35.2% for the third quarter of 2001. Building upon efforts initiated in the first six months of 2002, the Company improved its third quarter gross profit margins through purchasing efforts to reduce merchandise costs.

Selling, general and administrative expenses for the quarter ended September 30, 2002 increased 5.7% to $11.1 million from $10.5 million in the same period last year. Simulaids' operations incurred $0.3 million in selling, general and administrative expenses in the third quarter of 2002 compared to none in the same period of 2001. Additionally, selling, general and administrative expenses in the third quarter of 2002 contained approximately $.4 million in expenses related to payments due in connection with previously announced management changes. No such expenses occurred in the comparable period of 2001.

In addition, in the three months ended September 30, 2001, selling, general and administrative expenses included goodwill amortization of $.092 million. As discussed above, effective January 1, 2002, Aristotle adopted SFAS 142 and no longer amortizes goodwill as a reduction to earnings from operations.

During the third quarter of 2001, and not recurring in 2002, AMEP incurred certain costs classified as special charges in the accompanying Condensed Consolidated Statements of Operations. These non-recurring costs include a $.062 million adjustment to accruals for various legal, accounting and regulatory fees in connection with Nasco's acquisition of AMEP.

Interest expense decreased 40% to $0.5 million in the three months ended September 30, 2002 compared to $0.8 million in the prior year period. The decrease reflects the variance in interest rates in effect and reduced debt levels in the 2002 period compared to 2001. The applicable interest rates assessed under Aristotle's various credit agreements averaged 4.2% in the third quarter of 2002 compared to 5.9% in the third quarter of 2001. The applicable interest rate for the long-term debt has been fixed at rates that average 3.7% through October 2002. The principal balance outstanding under these credit agreements amounted to $40.7 million and $47.5 million at September 30, 2002 and 2001, respectively.

The income tax provision for the three months ended September 30, 2002 was $3.0 million compared to $2.8 million for the three months ended September 30, 2001. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes and Canadian provincial taxes. The balance sheet contains a deferred tax asset at September 30, 2002 of approximately $28.4 million related to Aristotle's federal net operating tax loss carryforwards. The Company's reported results are after federal and state income taxes, but it is anticipated that the utilization of the deferred tax asset to offset future federal taxable income will result in Aristotle not having to pay federal income taxes for approximately the next five years.

Preferred stock dividends of $2.2 million were accrued during the three months ended September 30, 2002. This amount represents dividends on 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock for the period July 1, 2002 to September 30, 2002, the date on which the preferred stock dividends were paid in cash. There was no preferred stock outstanding in the quarter ended September 30, 2001.

For the Nine Months Ended September 30, 2002 as compared to the Nine Months Ended September 30, 2001.

Net sales for the nine months ended September 30, 2002 increased 3.4% to $133.3 million compared to net sales of $129.0 million for the prior year. The growth in net sales is positively impacted by the acquisition of Spectrum completed in April 2001, and the inclusion of net sales of Simulaids from the Merger date. Spectrum has contributed $7.8 million in net sales in the first nine months of 2002, compared to $4.0 million from its acquisition date to September 30, 2001. Simulaids has contributed $2.3 million in net sales from the merger date through September 30, 2002. Excluding the net sales from Spectrum and Simulaids, net sales declined 1.4% in the nine months of 2002 compared to the same period of 2001. Net sales in the Educational segment, totaling $112.3 million, increased 5.1% in the first nine months of 2002 compared to 2001. Excluding the sales realized from Spectrum and Simulaids, the Educational segment sales decreased 0.7% from 2001. The Commercial segment recorded net sales of $22.6 million in the first nine months of 2002, decreasing 2.0% versus the prior year. The lack of growth in year to date sales reflects the downturn in the U.S. economy as well as budgetary uncertainty in the U.S. education sector.

Gross profit for the nine months ended September 30, 2002 increased 5.7% to $46.9 million from $44.4 million in the same period last year. The gross profit margin percentage improved to 35.2% in the first nine months of 2002 compared to the prior year gross profit margin of 34.4%. Spectrum produced $2.9 million in gross profit in the first nine months of 2002, compared to $1.5 million in the first nine months of 2001. Simulaids provided $1.4 million in gross profit in the nine months of 2002, compared to none in 2001. Excluding the gross profit realized from Spectrum and Simulaids, the gross profit margin would be 34.6% for the nine months ended September 30, 2002, compared to 34.3% for the same period last year. The Educational segment yielded a gross profit margin of 38.7% in the nine months of 2002, improving on the 2001 gross profit margin of 37.5%. Excluding the gross profit from Spectrum and Simulaids, the 2002 Educational segment gross profit margin would be 38.3%, compared to 36.2% in 2001. The Commercial segment gross profit margin was 36.2% compared to 35.1% for the first nine months of 2001. In general, Aristotle improved its gross profit margins for the first nine months of 2002 through purchasing efforts to reduce merchandise costs implemented throughout the period.

Selling, general and administrative expenses for the nine months ended September 30, 2002 were $30.6 million as compared to $29.7 million in 2001, increasing 3.0% compared to the same period last year. Excluding Spectrum and Simulaids, selling, general and administrative expense remained unchanged at $28.6 million. Additionally, selling, general and administrative expenses in 2002 contained approximately $.4 million in expenses related to payments due in connection with previously announced management changes. No such expenses occurred in the comparable period of 2001. Selling, general and administrative expenses at AMEP were reduced $1.8 million compared to the first nine months of 2001 through consolidation of distribution services and implementation of other operating efficiencies.

In the nine months ended September 30, 2001, selling, general and administrative expenses included goodwill amortization of $.3 million. As discussed above, effective January 1, 2002, Aristotle adopted SFAS 142 and no longer amortizes goodwill as a reduction to earnings from operations.

During the first nine months of 2001 and not recurring in 2002, AMEP incurred certain costs classified as special charges in the accompanying Condensed Consolidated Statements of Earnings. These non-recurring costs include $.5 million of various legal, accounting and regulatory fees incurred by AMEP in connection with Nasco's acquisition of AMEP. The special charges are reported as a reduction to earnings from operations.

Interest expense decreased 39.5% to $1.4 million in the nine months ended September 30, 2002 compared to $2.4 million in the prior period. The decrease reflects the variance of interest rates in effect and reduced debt levels in 2002 compared to 2001. The applicable interest rates assessed by Aristotle's various credit agreements averaged 4.3% in the first nine months of 2002, compared to 6.7% in the first nine months of 2001. The applicable interest rate for the long-term debt has been fixed at rates that average 3.7% through October 2002. The principal balance outstanding under these credit agreements amounted to $40.7 million and $47.5 million at September 30, 2002 and 2001, respectively.

The income tax provision for the nine months ended September 30, 2002 was $5.9 million compared to $4.6 million for the nine months ended September 30, 2001. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes and Canadian provincial taxes. The balance sheet contains a deferred tax asset at September 30, 2002 of approximately $28.4 million related to Aristotle's federal net operating tax loss carryforwards. The Company's reported results are after federal and state income taxes, but it is anticipated that the utilization of the deferred tax asset to offset future federal taxable income will result in Aristotle not having to pay federal income taxes for approximately the next five years.

Preferred stock dividends of $2.5 million were accrued during the nine months ended September 30, 2002. This amount represents dividends on 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock for the period June 17, 2002 to September 30, 2002, the date on which the preferred stock dividends were paid in cash. There was no preferred stock outstanding in the period ended September 30, 2001.

An extraordinary gain of $20.2 million was recognized during the nine months ended September 30, 2002, which represented the negative goodwill arising principally from the deferred tax benefits recognized at the date of the Merger.

Liquidity and Capital Resources

At September 30, 2002, Aristotle had cash and cash equivalents of $8.3 million compared to $4.5 million at December 31, 2001. The overall increase in cash and cash equivalents of $3.8 million is detailed below.

Aristotle generated $5.8 million of cash from operations during the nine months ended September 30, 2002. During this period, Aristotle generated cash from earnings plus non-cash income and deductions of $8.8 million, an increase in prepaid expenses, primarily advertising costs of $1.0 million, an increase of $5.8 million in trade accounts payable, and an increase of $2.7 million in accrued expenses. Offsetting these items, trade accounts receivable increased by $9.9 million, and inventories increased by $3.0 million. These changes in current assets and liabilities are typical for this quarter as Aristotle has just completed its peak business cycle, which occurs during the summer months. Aristotle generated $1.6 million of cash from operations during the nine months ended September 30, 2001. During this period, Aristotle generated cash from earnings plus depreciation and amortization of $8.9 million, an increase in prepaid expenses, primarily advertising costs, of $0.9 million, an increase of $5.1 million in trade accounts payable, and an increase of $4.1 million in accrued expenses. Offsetting these items, trade accounts receivable increased by $11.8 million and inventories increased by $5.5 million. These changes in current assets and liabilities are typical for this quarter as Aristotle has just completed its peak business cycle, which occurs during the summer months.

Aristotle generated $2.5 million of cash from investing activities during the nine months ended September 30, 2002. Aristotle invested $1.1 million in capital expenditure purchases to replace and upgrade existing capital equipment and install new equipment and fixtures in order to provide additional operating capacity and efficiency. These expenditures were partially offset by the sale of $.3 million in marketable securities. As a result of the Merger, cash increased by $3.3 million. Aristotle used $11.3 million of cash in investing activities in the nine months ended September 30, 2001. The investing activity in the quarter ended September 30, 2001 included $5.2 million paid to the minority shareholders of AMEP for their ownership interests, and $5.0 million for the acquisition of the ownership interests in Spectrum. During that period, Aristotle invested $1.1 million in capital expenditure purchases to replace and upgrade existing capital equipment and install new equipment and fixtures in order to provide additional operating capacity and efficiency.

During the nine months ended September 30, 2002, Aristotle used cash of $4.4 million in financing activities. The debt payments were to service existing capital leases, other seller notes payable by AMEP incurred in previous acquisitions, and principal payments on its primary credit agreement. As of September 30, 2002, the balance outstanding under Aristotle's credit agreements was $40.7 million. Aristotle remained in compliance with all terms and conditions of its primary credit agreement throughout this period. During the nine months ended September 30, 2001, financing activities provided cash of $10.3 million. Aristotle borrowed $20.0 million under an amended credit agreement with its lenders. The funds were used to retire AMEP's short-term debt of $2.5 million, to retire $5.5 million of short-term debt related to Geneve's transfer of its ownership interest in AMEP to Nasco in March 2001, and to fund Nasco's acquisition of Spectrum and AMEP. Aristotle also used $1.9 million to retire debt in accordance with the terms of its capital lease commitments and primary credit agreement. Aristotle remained in compliance with all terms and conditions of its credit agreements throughout this period.

Aristotle anticipates that there will be sufficient financial resources to meet its projected working capital and other cash requirements for at least the next twelve months.

Aristotle management is currently considering the potential disposition of its 80% interest in Safe Passage, or the discontinuance of additional support of the operations of Safe Passage. There is no certainty that any such transaction or action will be effectuated or, if so, in what time period. Since the date of the Merger through September 30, 2002, Safe Passage had revenues of $.05 million and a net loss of $.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As described below, credit risk and interest rate risk are the primary sources of market risk to Aristotle in its marketable securities and long-term borrowings.

Quantitative

Aristotle's marketable securities and long-term borrowings as of September 30, 2002 are as follows (in thousands, except percentage data):

                                                                                                                Maturity less                                                     Maturity greater

                                                                                                               than one year                                                         than one year

Marketable securities

    Cost basis                                                                                                 $ --                                                                          $ 534

    Weighted average return                                                                          --                                                                               6.1%

    Fair market value                                                                                      $ --                                                                           $ 549

Long-term borrowings

    Amount                                                                                                 $8,614                                                                     $32,105

    Weighted average interest rate                                                               3.7%                                                                         3.7%

    Fair market value                                                                                 $8,614                                                                     $32,105

Qualitative

Interest Rate Risk: Changes in interest rates can potentially impact Aristotle's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in Aristotle's marketable securities and long-term borrowings, which have fixed coupon or interest rates.

Credit Risk: Aristotle's marketable securities are invested in investment grade corporate bond funds and closed-end bond funds, both domestic and international, which have various maturities.

Item 4. Controls and Procedures.

Aristotle's management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, each of the Chief Executive Officer and the Chief Financial Officer has concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed his evaluation.

Certain Factors That May Affect Future Results of Operations

Aristotle believes that this report may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Aristotle's liquidity and are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aristotle cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of Aristotle to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of Aristotle on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of Aristotle to manage Nasco, Simulaids and any other acquired or to be acquired companies; (iv) the ability of Aristotle to retain and utilize its federal net operating tax loss carryforward position; and (v) general economic conditions. As a result, the Company's future development efforts and operations involve a high degree of risk. For further information, please see Aristotle's filings with the Securities and Exchange Commission, including its Forms 10-K and 10-Q.

Part II

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On July 1, 2002, Aristotle filed a Current Report on Form 8-K/A under Items 2 and 7.

On August 8, 2002, Aristotle filed a Current Report on Form 8-K under Items 4 and 7.

On August 29, 2002, Aristotle filed a Current Report on Form 8-K/A under Item 7.

On September 11, 2002, Aristotle filed a Current Report on Form 8-K under Item 5.

On September 20, 2002, Aristotle filed a Current Report on Form 8-K under Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                   The Aristotle Corporation

                                                              /s/ John J. Crawford

                                                                  John J. Crawford

                                                                             Chief Executive Officer

                                                                                   (Principal Executive Officer)

                                                                                                           /s/ Dean T. Johnson

                                                                                                               Dean T. Johnson

                                                                             Chief Financial Officer

                                                                                                              (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John J. Crawford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Aristotle Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John J. Crawford

John J. Crawford

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dean T. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Aristotle Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dean T. Johnson

Dean T. Johnson

Chief Financial Officer

EXHIBIT INDEX

99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.