Form 10-K
period 2002-12-31
ARISTOTLE CORP
filed 2003-03-28
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

96 CUMMINGS POINT ROAD, STAMFORD, CONNECTICUT

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

06902

(ZIP CODE)

(203) 324-5466

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE

(TITLE OF CLASS)

SERIES I $6.00 CONVERTIBLE, VOTING, CUMULATIVE 11% PREFERRED STOCK, $.01 PAR VALUE

(TITLE OF CLASS)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [] No [X]

As of March 28, 2003, the aggregate market value of the Common Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $3.3 million and the aggregate market value of the Series I Preferred Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5.9 million. In each case, the market value of outstanding securities was based on the closing price of such securities as reported by the Nasdaq SmallCap Stock Market.

As of March 28, 2003, 17,031,687 shares of Common Stock, 1,046,716 shares of Series I Preferred Stock, and 10,984,971 shares of Series J Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is located on page 42 of this filing.

Part III incorporates certain information by reference to registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders.

FORM 10-K CROSS REFERENCE INDEX
PART I
	Item 1.	Business	1

	Item 2.	Properties	6

	Item 3.	Legal Proceedings	6

	Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II
	Item 5.	Market for Registrant's Common Equity and Related
		Stockholder Matters	7

	Item 6.	Selected Financial Data	9

	Item 7.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	10

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	16

	Item 8.	Financial Statements and Supplementary Data	16

	Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	41

PART III
	Item 10.	Directors and Executive Officers of the Registrant	41

	Item 11.	Executive Compensation	41

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management	41

	Item 13.	Certain Relationships and Related Transactions	41

	Item 14	Controls and Procedures	41

PART IV
	Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	42

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Aristotle Corporation ("Aristotle" or together with its subsidiaries, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a holding company which, through its subsidiaries, is a leading manufacturer and global distributor of educational, health, and agricultural products.

Prior to June 17, 2002, Aristotle was a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), conducted business in two segments, the medical education and training products market and the computer-based training market. On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Immediately following the Merger, Aristotle's business was comprised of the operations of the Nasco group of companies, Simulaids and Safe Passage. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under accounting principles generally accepted in the United States of America. Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset of approximately $30.7 million, which was principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-merger goodwill and long-term assets of $8.3 million were reduced to zero and negative goodwill of $20.2 million was recognized as an extraordinary gain at the acquisition date.

Nasco, founded in 1941, is a leading manufacturer and global catalog-distribution company serving the education, health, and agriculture markets. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco, as well as those bearing the brands of Triarco, Summit Learning, Hubbard Scientific, Scott Resources, and Spectrum Educational Supplies. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials, and items for the agriculture, senior care, and food industries. Nasco, together with Simulaids, also offers simulation kits and manikins used for training in cardiopulmonary resuscitation, and the fire and emergency rescue and patient care fields. The Summit Learning, Hubbard Scientific and Scott Resources brands were acquired in March 2001 in connection with Nasco's acquisition of American Educational Products, LLC. ("AMEP"). In April 2001, Nasco acquired Spectrum Educational Supplies, Ltd. ("Spectrum"). The Company markets proprietary product lines throughout all of its catalogs that provide exclusive distribution rights. The proprietary product lines are developed internally through the Company's research and development efforts and externally through licensing rights from third parties. Proprietary products account for a material portion of the Company's sales.

Safe Passage develops and licenses computer based training products to the government and industry clients. On December 31, 2002, Aristotle sold its 80% ownership interest in Safe Passage in exchange for certain contingent payments, if any. The contingent payments, if any, are payable through 2008 and are based upon the financial performance of Safe Passage. The business and activities of Safe Passage were not material to the operations of the Company.

INDUSTRY OVERVIEW

Educational

The Company's school supply market consists primarily of the sale of supplemental educational supplies and equipment to school districts, individual schools, teachers, and curriculum specialists, who purchase products for school and classroom use. Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. As the market is affected by prevailing political and social trends, the attitude of the government towards education determines, to some extent, total expenditures on education. Although very few companies or industries are recession-proof, management believes that the Company's educational segment is significantly recession-resistant.

Factors that contribute to the expansion of the education sector include:

. increases in school enrollment,

. consistent growth in the supplemental education market, and

. a national political climate that promotes increasing federal and state education funding.

The traditional school model of lectures, workbooks, written assignments, and text memorization has been criticized for failing to engage students, as opposed to methods that emphasize active learning techniques. The prevailing inclination among educators to use manipulatives, models, or other hands-on tools places the Company within a particularly favorable segment of the already well-positioned education industry.

The Company believes that American school systems have shown a clear trend toward decentralization, which enables school teachers and administrators at the school to make many of the key decisions regarding instruction methods and school purchases. In prior years, larger government agencies usually made these decisions for entire school districts or states. Under the new structure, teachers have the ability to choose the curricular materials that they need to teach effectively. Site-based management is forcing the industry to rethink its sales and marketing strategies in order to address the added challenge and increased cost of delivering goods and services to an increasingly decentralized marketplace. In terms of purchasing methods, direct mail ordering by catalog, as well as the internet, is on the rise among administrators in charge of budgets as purchasing mechanisms.

The industry is also highly fragmented with a substantial number of direct marketers of supplemental educational supplies, many of which are family- or employee-owned businesses that operate in a single geographic region. The Company believes the increasing demand for single-source suppliers, prompt order fulfillment, and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems, are fostering consolidation within the industry. Increased purchasing at the school and classroom levels, which increases individual schools' and teachers' roles in educational supply procurement decisions, is also driving this trend.

The Company's extensive selection of products and vendors allows it to offer an extensive selection of products for each product line. The Company believes that by having available to school teachers and administrators all of the items they need in one place, the inclination to search other sources is reduced. This "one stop shopping" approach is the Company's hallmark.

Moreover, the Company seeks to be competitive with its catalog prices rather than offering large discounts to single customers. With many products, two or more choices are offered in order to give customers a lower price point with a product that will meet their budget yet perform to required standards.

In addition to its business in the school supply market, the Company, though its Nasco Life/Form(R) and Simulaids product lines, sells manikins and simulation kits used for training in cardiopulmonary resuscitation and the emergency rescue and patient care fields. The Company's primary customers for its health care training products are fire and emergency medical departments, and nursing and medical schools.

The Company offers a wide variety of products, both proprietary products and products manufactured by others, primarily through catalogs distributed to customers throughout the United States and internationally. The Company also sells products through distributors.

The health and medical education teaching aids industry is highly competitive. The Company competes for customers with numerous manufacturers of well-known brands of teaching products. The principal competitive factors in the health and medical education teaching aids market are quality, price and design of products, engineering, and customer service. Although some of the Company's competitors have greater financial and other resources, and are, therefore, able to expend more resources than the Company in areas such as marketing and business development, the Company believes that it is aggressively marketing its products and competing in an effective and competitive manner.

Commercial

The Company markets products to farmers and ranchers to assist in animal livestock production and products for other segments of the agricultural industry. With its extensive farm catalog offering, the Company is well positioned to supply the market with the type of small hand tools and equipment needed.

In addition, the Company provides sterile sampling bags and containers worldwide under the Whirl-Pak(R) trademark. The product line is primarily sold in the food industry, including water treatment facilities. The product lines provide a stable vehicle for the containment and transporting of food and water samples to laboratories without threat of sample contamination.

In the senior care industry, the Company offers a broad product selection of activities used by nursing home and senior care facilities to support therapy programs.

Although the commercial segment currently accounts for approximately 18% of the Company's net sales, management believes that the agricultural lines of business within this segment will have a decreased impact on the Company's net sales in the future.

GROWTH STRATEGY

Key members of the Company's management team develop and execute multiple action plans to continue its steady growth in revenues and earnings. These action plans are continuously monitored by senior management to assess the progress in achieving the planned goals. The principal action plans are as follows:

            .. Continue strategic evaluation and execution of complementary acquisitions in existing market segments.

. Consistently dedicate resources to the discovery of new product lines to meet the ever-changing needs of customers, including closely observing the evolution in classroom curricula and continuously updating product selection to meet these changing needs.

. Commit resources to the internal development of new products with features that meet changing customer demands, as proprietary items carry the added benefits of higher profit margins and exclusive availability. Research and development staffs maintain a constant flow of proprietary items to the catalog offerings.

. Exploit the revenue and earnings potential of its recent acquisitions, including:

              .. expansion into the Canadian educational markets through Spectrum by supplementing existing Canadian catalogs with

                Nasco product lines,

                .. expansion of the Canadian catalog publications into new curricula, and

                .. energize the research and development efforts of the recently acquired businesses to develop and market competitive proprietary products.

. Through senior management evaluation of the relative profitability of catalog performance and operational efficiencies, pursue options for consolidation of overhead costs. Particularly with acquisitions of new businesses, all appropriate opportunities to consolidate overhead and service support functions will be pursued to maximize earnings benefits.

. With minimal investment of capital and manpower, penetrate international markets outside of North America in the health care and agricultural product lines.

. Expand the promotional efforts of the e-commerce website to encourage customer awareness and use of the website.

PRODUCT LINES

The Company markets the following product lines through its catalogs and its proprietary website, www.eNASCO.com:

Educational Offerings

. Arts and Crafts - A complete offering of supplies to nurture the creative artistic spirit of all ages and skill levels. A source for the specialty art teacher as well as anyone interested in this discipline. Target - grades kindergarten to twelve, camps, and recreation centers.

. Science - Complete catalog of equipment and supplies for general science, biology, chemistry, physical science, earth science, and technology education. Also, offers live and preserved specimens as well as alternatives to dissection. Target - science teachers in grades three to twelve and specimens for the college instructor.

. Math - Provides the teaching aids for the primary grades through pre-algebra and geometry. Includes manipulatives, calculators, games, overhead math items, software, and other math products. Target - grades kindergarten to twelve.

. Health Care - Features the proprietary Nasco Life/Form (R) and Simulaids product lines, anatomical replicas, and medical procedure simulators to aid in the training of the medical profession. Includes videos, software, games, charts, and replicas. Also includes hands-on teaching aids developed to make learning about health fun and interesting for kindergarten through twelfth grade students. Target - nursing and medical schools, emergency training professionals, and health teachers.

. Family and Consumer Sciences - A broad listing of products, including products to teach life skills, cooking, sewing, and teaching resources for the entire profession. Also, features teaching aids for dieticians in hospitals, schools, and diabetics' education. Target - family and consumer science teachers, dieticians, and nutrition instructors.

. Learning Fun - Features a selection of teaching materials, learning toys, and games that were developed to make learning fun. A carefully chosen selection of items for the early childhood market. Target - grades pre-kindergarten to three.

. Fitness Fundamentals - Over 3,000 items specifically for physical education professionals. Target - physical education teachers in grades kindergarten to twelve.

Commercial Offerings

. Farm and Ranch Catalog - Includes products for identification, showing, grooming, breed promotion, artificial insemination, animal health, crops and soils, and equine supplies. Also, features instructional teaching aids for agricultural education. Target - farmers and ranchers.

. Activity Therapy - Products developed to assist the activity therapist to have the best activities program in the nursing home and assisted living industries. Includes products for sensory, memory, and musical activities plus games and arts and crafts. Target - activity therapists in nursing homes and assisted living homes.

. Assisted Living - Resources beneficial to conduct an outstanding activity program in an Assisted Living Home, including products for all levels of residents. Target - activity therapists in assisted living homes.

. Whirl-Pak Sampling Products - Features sterile Whirl-Pak® sampling bags, the industry leader in sampling containers for over 35 years. This laboratory product is sold throughout the world as well as the U.S. Target - food and microbiology laboratories throughout the world.

SALES AND MARKETING

The Company markets products primarily through catalogs. Additionally, many of the Company's products are available for sale on its website. After a sector is identified, research is conducted by sales and marketing personnel to identify needed products. The Company often hires consultants or sales directors from the niche served. There is a continuous search by catalog teams for new, improved, and unique products. Catalog teams pursue sales growth goals through efforts to present more than 3,200 catalog pages with broad selections of popular and new products at competitive catalog prices and choices of similar types of products with different price points, qualities, or features. If the Company is unable to find products to meet a specified demand, it has the option of attempting to manufacture the product in its own plants or contract manufacturing under a private label.

The Company attempts to time the distribution of catalogs to meet the peak buying period and mails the catalogs to the individuals whom the Company believes make the buying decision. The Company's experience indicates that the actual user of the materials usually makes the buying decision, except for those items that are a part of school bid requests. The Company's mailing concentrates on putting the catalog in the hands of these decision makers. The Company's bid request goal is also competitively priced. The Company issues most major catalogs annually to over three million potential customers. The Company relies mainly on its 38 different catalogs as its "sales staff," which relieves the need for expensive sales calls on customers.

In recent years, the Company has expanded its efforts in international markets outside of North America, primarily in the health care and agricultural product lines. While these international sales still only represent less than 7% of total net sales, the acceptance of product lines by international markets has been a significant growth contributor to these particular product lines.

Orders are received via mail, phone, fax, or internet. The Company aims to exceed customer expectations based on customers' directions. The Company's business is transacted by open order and purchase orders. The Company ships many orders the same day received and most orders are shipped within three days. Sale terms are typically net 30 days and orders are normally filled within 14 days.

PURCHASING

Although the educational products market has historically been extremely stable, it is inherently seasonal. There are wide variations in sales from season to season and as a result, accounts receivable, inventories, and accounts payable also vary. The summer months are the most active as educational institutions restock their supplemental materials for the upcoming school year.

Substantial portions of the products distributed by the Company are purchased from manufacturers and distributors worldwide. The purchasing group is in contact with over 5,000 vendors to insure awareness of new products, timely delivery, and competitive pricing. With its broad range of vendors, including alternative product sources, the Company does not maintain fulfillment contractual agreements for purchase quantity commitments. To broaden its product mix to meet specific customer needs, the Company operates manufacturing facilities that produce proprietary items. Sales of proprietary products generally result in a higher profit margin and enable the Company to sell the products wholesale in the U.S. and foreign markets where the Company often develops distribution relationships.

All catalogs are annually reviewed for revision. Vendors often review catalog pages and make suggestions for the following year's offering. Alternate vendors are reviewed on a continuous basis.

INTELLECTUAL PROPERTY

The Company has a number of trademarks and trade names that it applies to various product lines such as Nasco Life/Form(R) and Whirl-Pak(R). Except for the "Nasco" trademark, the various trademarks and trade names are not considered material or vital to on-going business operations. To protect the unique product lines developed under the Nasco name, the Company has applied for and received patents for four product lines, two in the U.S. and two in Canada. The Company also has applied for two additional U.S. patents. None of these issued or pending patents are considered vital or material to on-going business operations.

COMPETITION

Although there are several large general school suppliers and wholesale and retail stores which compete with the Company, the Company believes that it offers more specialty items in more disciplines in the educational, health, and agricultural markets than any competitor. Although the Company faces competition with regard to each of its catalogs from businesses that specialize in limited numbers of curriculum subjects, few, if any, of the Company's competitors have as broad a range of products that serve as many market areas.

INFORMATION SYSTEMS

The Company's main computer system, housed in Fort Atkinson, Wisconsin, is an IBM AS 400 computer. The Company's business is highly computerized, with almost all functions including sales, order processing, purchasing, quotes, phone orders, billing, receivables, payables, and warehousing running on this system. The system is routinely upgraded. In recent years, increased capacity has been added to handle the Company's needs. To facilitate and continuously improve the software system, a staff of six programmers responds to suggestions from all departments and management.

CATALOG PREPARATION

Catalog preparation is also handled in Fort Atkinson. A staff of 35 graphic artists and editors work with Macintosh desktop publishing systems to complete all production work in-house, with the exception of printing.

EMPLOYEES

At December 31, 2002, the Company had approximately 760 full time employees. In addition, the Company engages approximately 250 temporary employees to accommodate the peak business season during the late spring and summer months. All employees at all locations are employed at-will and none are represented by a labor union.

ITEM 2. PROPERTIES

The Company leases 1,000 square feet of executive office space in Stamford, Connecticut. ..

The Company's primary distribution center is located in Fort Atkinson, Wisconsin. The 220,000 square foot owned distribution center is the headquarters for all Nasco international marketing efforts. A graphics arts center houses the creative staff and equipment for the maintenance of the catalog pages. The Company also leases space for plastics and biological production to support the catalog product lines. The Company leases approximately 300,000 square feet of adjacent warehouse space and 40,000 square feet of office space. The Company currently occupies 70,000 square feet of the warehouse space, and leases the office space and remaining warehouse space to a third party. The subtenant will surrender additional portions of the warehouse over the course of the next two years. This facility affords the Company the necessary expansion capacity for the foreseeable future. The facility was purchased in 2001 and continues to be owned by a limited liability company ("Owner"), the sole membership interest of which is held by Nasco Holdings, Inc ("NHI"), a wholly-owned subsidiary of Geneve, the Company's majority stockholder. It is contemplated that in 2003, the Company will purchase the facility from the Owner at the adjusted cost of approximately $4.2 million. In connection with that purchase, the Company will assume the Owner's obligation under an outstanding mortgage in the amount of approximately $3.6 million, and pay the balance of the purchase price in cash from its working capital. The contemplated transaction was negotiated at arm's length between the Owner and the Company and will be completed on terms no less favorable to the Company than could have been obtained from an unaffiliated party.

To service the western United States, the Company owns and operates a 68,000 square foot distribution center in Modesto, California. This distribution center services all Nasco catalogs for customers in the 12 western states.

The Company operates its Triarco arts and crafts catalog operation, along with three other independent catalogs, from a 28,000 square foot leased facility in Plymouth, Minnesota. Approximately 4,000 square feet of this facility is utilized as office space with the remaining space subleased to a third party on a short-term basis.

The Company also maintains an educational materials catalog distribution center in Fort Collins, Colorado from an 18,000 square foot owned facility. From this location and a 37,000 square foot leased facility in northern Wisconsin, the Company's AMEP business unit services math and science teachers and distributors worldwide. Light manufacturing operations are situated at both of these locations, producing proprietary items.

A 40,000 square foot leased facility north of Toronto, Ontario currently operates as a distribution center of math, science, and technology teaching aids and materials sold by the Spectrum group of companies via catalog mailings to schools throughout Canada. The Company's lease on this facility expires on December 31, 2003. On February 28, 2003, the Company purchased an 83,000 square foot facility, located near Toronto, Canada, for approximately $2.5 million. This facility, which contains both warehouse and office space, will be the main distribution and operations location for the Company's Spectrum operations in Canada. This facility is subject to a mortgage and the Company anticipates that certain of the space at this facility will be subleased to third parties in the near term. The Company believes that its operations in Canada will continue to expand and that it will eventually utilize all of the space at this new facility. The Company anticipates occupying this facility by the third quarter of 2003.

The Company owns two buildings comprising approximately 72,800 square feet of office and manufacturing space in Woodstock, NY. The Company produces manikins and simulation kits used for training in the health care field at this location for its Simulaids operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "ARTL." The table below sets forth the high and low sale prices per share of Common Stock during the fiscal quarters indicated.

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2001:
March 31	6.625	5.250
June 30	9.000	5.510
September 30	7.790	3.650
December 31	8.000	4.990
FISCAL YEAR ENDED DECEMBER 31, 2002:
March 31	9.360	7.000
June 30	10.100	3.000*
September 30	4.590	2.900
December 31	5.380	3.300

* On June 17, 2002, the Company issued, as a stock dividend, one share of Series I Preferred Stock, valued at $6.00 per share, on each share of the Company's Common Stock outstanding on June 10, 2002. Following this stock dividend, separate trading markets existed for the Company's Common Stock and Series I Preferred Stock.

Since the issuance of the Company's Series I Preferred Stock on June 17, 2002, the Company's Series I Preferred Stock has traded on the Nasdaq SmallCap Market under the symbol "ARTLP." The table below sets forth the high and low sale prices per share of Series I Preferred Stock during the fiscal quarters indicated.

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2002:
March 31	-	-
June 30	9.000	6.100
September 30	7.750	6.040
December 31	7.900	6.900

HOLDERS OF RECORD

As of March 28, 2003, there were approximately 2,200 holders of record of the Company's Common Stock and, according to the Company's estimates, approximately 1,500 additional beneficial stockholders. There were approximately 4,300 holders of record of the Company's Series I Preferred Stock.

DIVIDENDS

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

On September 30, 2002, the Company paid a cash dividend of $.19 and $.21 per share, respectively, on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock. The dividends paid by the Company on September 30, 2002 represented the pro-rata dividend from June 17, 2002, the date of issuance of the Series I Preferred Stock and the Series J Preferred Stock, through September 30, 2002.

On February 27, 2003, the Company announced that it had declared a cash dividend of $.33 and $.36 per share, respectively, on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock. Such dividends are payable on March 31, 2003, to holders of record on March 14, 2003.

Dividends on the Company's Series I Preferred Stock and Series J Preferred Stock are payable on March 31 and September 30, if and when declared by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On June 17, 2002, in connection with the Merger, the Company issued shares of its Series J $6.00 non-convertible, non-voting cumulative 12% preferred stock, par value $.01 per share ("Series J Preferred Stock") to NHI. In addition, following the Series I Preferred Stock dividend paid on the Company's Common Stock, on the Merger date, Geneve exchanged its shares of Series I Preferred Stock for an identical number of shares of Series J Preferred Stock. The shares of Series J Preferred Stock were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") as a private placement of securities under Section 4(2) of the Securities Act. No underwriter was involved in the issuance of the Series J Preferred Stock or the exchange of the Series I Preferred Stock for the Series J Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company's Equity Compensation Plans as of December 31, 2002:
Plan Category	(A) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants, And Rights		(B) Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	(C) Number Of Securities Remaining, Available For Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity Compensation Plans
Approved by Security Holders
1997 Plan	111,800	(1)	$5.61	-
2002 Plan	716,933	(2)	2.99	783,067
Equity Compensation Plans Not
Approved by Security Holders	-		-	-
	828,733		$3.18	783,067

(1) Includes 55,900 shares of the Company's Common Stock and 55,900 shares of the Company's Series I Preferred Stock to be issued upon the exercise of outstanding options granted pursuant to the Company's 1997 Employee and Director Stock Plan ("1997 Plan"). Options granted under the 1997 Plan are exercisable for one share of Common Stock and one share of Series I Preferred Stock. The Company does not currently intend to grant any additional options under the 1997 Plan.

(2) Options granted under the 2002 Employee, Director, and Consultant Stock Plan are exercisable for one share of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under accounting rules generally accepted in the United States of America. As a result, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and the selected consolidated financial data set forth below for periods prior to June 17, 2002 (the date of the Merger) represents the historical information for Nasco. For periods following the Merger, the financial data set forth below represents the results for the Company as a consolidated entity. The following are selected consolidated financial data for the Company for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998. This consolidated financial data includes AMEP for the fiscal years ended December 31, 2002 and 2001, and for the period from March 1, 2000 to December 31, 2000; Spectrum for the fiscal year ended December 31, 2002 and for the period from April 1, 2001 to December 31, 2001; and Simulaids and Safe Passage only for the period from the date of Merger to December 31, 2002. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	2002	2001	2000	1999	1998
Consolidated Statements of Earnings Data:
Net sales	$165.9	$162.0	$143.8	$124.8	$113.2
Cost of sales	107.0	105.5	93.8	81.2	73.5
Gross profit	58.9	56.5	50.0	43.6	39.7
Selling and administrative	39.3	36.6	31.7	26.6	24.1
	19.6	19.9	18.3	17.0	15.6
Other selling and administrative
Severance costs-management	0.4	-	-	-	-
Special charges: AMEP	-	0.6	0.8	-	-
Goodwill amortization	-	0.5	0.3	-	-
Management fees	0.9	1.6	1.5	1.4	1.4

Earnings from operations	18.3	17.2	15.7	15.6	14.2
Other expense (income)	1.6	2.7	2.5	0.6	1.2
Earnings before income taxes, minority
interest and extraordinary gain	16.7	14.5	13.2	15.0	13.0
Provision for income taxes	6.6	5.8	5.2	5.8	5.0
Earnings before minority interest and
extraordinary gain	10.1	8.7	8.0	9.2	8.0
Minority interest	-	0.1	0.2	-	-
Extraordinary gain	20.2	-	-	-	-
Net earnings	30.3	8.8	8.2	9.2	8.0
Preferred dividends	4.6	-	-	-	-
Net earnings applicable to common shareholders	$25.7	$8.8	$8.2	$9.2	$8.0

Basic earnings per common share:
Earnings before extraordinary gain,
applicable to common shareholders	$0.34	$0.58	$0.53	$0.61	$0.53
Minority interest	-	0.01	0.01	-	-
Extraordinary gain	1.26	-	-	-	-
Net earnings applicable to common shareholders	$1.60	$0.59	$0.54	$0.61	$0.53

Diluted earnings per common share:
Earnings before extraordinary gain,
applicable to common shareholders	$0.33	$0.58	$0.53	$0.61	$0.53
Minority interest	-	0.01	0.01	-	-
Extraordinary gain	1.25	-	-	-	-
Net earnings applicable to common shareholders	$1.58	$0.59	$0.54	$0.61	$0.53

Weighted average shares:
Basic	16.1	15.0	15.0	15.0	15.0
Diluted	16.2	15.0	15.0	15.0	15.0

Consolidated Balance Sheets Data:
Working capital	$44.9	$32.5	$20.3	$20.9	$17.2
Total assets	$105.1	$67.4	$56.2	$39.6	$36.3
Long-term debt	$27.6	$36.0	$23.4	$4.8	$10.2
Stockholders' equity	$55.7	$13.9	$6.8	$23.7	$14.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews and compares the results of operations of the Company (after giving effect to the Merger), on a consolidated basis, for the fiscal years ended December 31, 2002, 2001, and 2000. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-K.

RESULTS OF OPERATIONS - FISCAL YEAR 2002 AS COMPARED TO FISCAL YEAR 2001

Net Sales

Net sales increased 2.4% to $165.9 million in 2002 from $162.0 million in 2001. The growth in net sales is positively impacted by the acquisition of Spectrum in April 2001, and the inclusion of net sales of Simulaids and Safe Passage from the Merger date. Spectrum contributed $8.9 million in net sales in 2002, compared to $5.4 million from its acquisition date to December 31, 2001. Simulaids and Safe Passage contributed $4.7 million from the Merger date to December 31, 2002, compared to none in the fiscal year 2001. Excluding the net sales from Spectrum, Simulaids, and Safe Passage, net sales decreased 2.7% from 2001. Net sales in the educational segment, totaling $138.1 million, increased 1.6% in 2002 from $136.0 million in 2001. Excluding the net sales from Spectrum and Simulaids, educational net sales decreased $6.4 million, or 4.9%. The commercial segment recorded net sales of $30.4 million in 2002, increasing 2.9% versus the prior year. Commercial sales in 2002, excluding net sales from Spectrum and Safe Passage, decreased by $.2 million to $29.2 million. The lack of growth in net sales reflects the downturn in the U.S. economy as well as budgetary uncertainty in the U.S. education sector.

Gross Profit

Gross profit increased 4.2% to $58.9 million in 2002 from $56.5 million in 2001. Gross profit margin increased to 35.5% in 2002 from 34.9% in 2001. In connection with the Merger and in accordance with the purchase method of accounting under accounting principles generally accepted in the United States of America, certain inventories were valued at fair value, which was $.9 million greater than their historical cost. This purchase accounting adjustment was expensed in its entirety during 2002 as the associated inventories were sold, and was therefore included in cost of sales in the 2002 Consolidated Statements of Earnings. Spectrum produced $3.5 million in gross profit in 2002, compared to $2.2 million in 2001. Simulaids and Safe Passage, subsequent to the Merger, generated $2.8 million in incremental gross profit in 2002. Excluding the gross profit realized from Spectrum, Simulaids, and Safe Passage, the gross profit margin would be 35.2% in 2002, compared to the 2001 gross profit margin of 34.7%. The educational segment yielded a gross profit margin of 38.4% in 2002, improving on the 2001 gross profit margin of 36.5%. Excluding the incremental Spectrum and Simulaids gross profit and expenses related to purchase accounting, education gross profit margin increased in 2002 to 38.7% compared to 36.4% in 2001. The increase in educational gross profit margin is caused by improved purchasing efforts to reduce merchandise costs. Large customer tenders through quote sales, which generally carry lower margins than those resulting from standard catalog pricing, had minimal impact on the change in educational gross profit margin from 2001 to 2002. The commercial gross profit margin, excluding the Spectrum and Safe Passage business, was 36.8% in 2002, remaining consistent with the 2001 gross profit margin of 36.7%.

In 2002, inflationary impact on costs of materials was approximately 1%. Due to the limited increase in the cost of merchandise, aggregate price increases to customers were limited to less than 3%.

Selling and Administrative Expenses

Selling and administrative expenses increased 5.1% in 2002, compared to 2001, to $40.6 million. Excluding Spectrum, Simulaids, and Safe Passage, selling and administrative expenses decreased by $.2 million, or .7%. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Total advertising and catalog costs, primarily catalog production and delivery costs, decreased $.2 or 2.4% in 2002 compared to 2001. This decrease is attributed technological efficiencies in catalog production through capital expenditures in state of the art graphic design equipment programs. Group health care costs increased by 23.6% to $2.5 million in 2002, a rate of growth which the Company believes is consistent with healthcare costs nationwide. Wage rates increased by approximately 2% in 2002. In the second quarter of 2002, the Company adopted a change in accounting principles to recognize the fair value of stock options granted on or after January 1, 2002 as an expense on its Consolidated Statement of Earnings. In 2002, the Company recorded $.3 million in compensation expense related to grants of stock options to certain employees and directors.

In the third quarter of 2002, the Company recorded $.4 million in expense in connection with severance arrangements with former executive officers. The Company has no further expenses under these arrangements.

During 2001, AMEP incurred certain, non-recurring costs classified as special charges in the accompanying Consolidated Statement of Earnings. These costs include approximately $.3 million related to the redemption of AMEP stock options held by AMEP employees, $.2 million related to the satisfaction of AMEP employment agreements, and $.1 million of various legal, accounting, and regulatory fees incurred by AMEP as a result of the AMEP acquisition. The special charges are reported as a reduction to earnings from operations.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and no longer amortizes goodwill as a reduction to earnings. In the fiscal year 2001, goodwill amortization amounted to $.5 million.

Prior to the Merger, the Company paid a management fee to NHI. Under the terms of the management agreement, NHI provided to the Company specified legal, tax, and other corporate services. In 2002, through the Merger date, the management fee paid to NHI was $.9 million, compared to $1.6 million in 2001. The Company will not be obligated to pay a management fee to NHI or any other related party during 2003.

Interest Expense

Interest expense decreased to $1.8 million in 2002, compared to $3.2 million in 2001. The decrease in interest expense is due to the decline in the average interest rate on the Company's debt and the reduction in debt of $8.4 million. At December 31, 2001, the Company's credit agreements assessed interest at an annual average rate of 4.1%. The applicable interest rate declined throughout 2002, to 3.3% by December 31, 2002. The average annual rate of interest on the debt was 4.1% in 2002, compared to 6.1% in 2001.

Income Tax Provision

The income tax provision for the year ended December 31, 2002 was $6.6 million compared to a provision amounting to $5.8 million for the year ended December 31, 2001. These tax provisions reflect effective tax rates of 39.6% and 40.3% for 2002 and 2001, respectively. The decrease in the effective tax rate from 2001 to 2002 is primarily due to non-deductible goodwill amortization. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Canadian and state income taxes. At December 31, 2002, the balance sheet contains a net deferred tax asset of $29.0 million, net of a valuation allowance of $12.3 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger. Approximately $3.5 million of the income tax provision for 2002 related to the utilization of these Federal net operating tax loss carryforwards subsequent to the Merger. Although the reported earnings for 2002 are shown after-tax, approximately $3.5 million of cash from post-merger operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards. The Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next four years.

RESULTS OF OPERATIONS - FISCAL YEAR 2001 AS COMPARED TO FISCAL YEAR 2000

Net Sales

Net sales increased 12.6% to $162.0 million in 2001 from $143.8 million in 2000. The acquisition of Spectrum, effective April 2001, contributed $5.4 million to this sales growth. The increase is also attributed to internal growth through catalog enhancements and product development. Excluding the sales from the Spectrum acquisition, educational sales increased $11.5 million, or 9.7%. Commercial sales in 2001 increased by $1.7 million to $29.6 million, reflecting growth of 5.9%.

Gross Profit

Gross profit increased 12.9% to $56.5 million in 2001 from $50.0 million in 2000. Sales originating from the Spectrum acquisition generated $2.2 million in gross profit. Gross profit margin increased to 34.9% in 2001 from 34.8% in 2000. Excluding the gross profit generated by Spectrum, educational gross profit margin declined in 2001 to 36.4% compared to 36.6% in 2000. A decrease in the educational segment's gross profit margin occurs during certain periods of the year when the Company captures large customer tenders through quote sales, which generally carry lower margins than those resulting from standard catalog pricing. Comprising 28.6% of 2001 educational sales, 2001 quote gross profit margins averaged 31.7%. In 2000, quote gross profit margins averaged 31.2% while comprising 28.1% of 2000 educational sales. The commercial gross profit margin averaged 36.7% in 2001, remaining consistent with the 2000 average gross profit margin.

Selling and Administrative Expenses

Selling and administrative expenses increased 15.3% in 2001, compared to 2000, to $38.7 million. Spectrum's expenses increased overall 2001 selling and administrative expenses by $1.7 million. Excluding Spectrum, selling and administrative expenses increased by 10.4%. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service, and general administrative functions. Advertising costs, primarily catalog production and delivery costs, increased $1.2 million or 13.8% in 2001 compared to 2000. This increase is attributed to postal rate increases implemented in early 2001, an increase of 5.0% in the number of catalog pages produced, and a 3.6% increase in the quantity of catalogs distributed, excluding recently acquired AMEP and Spectrum catalogs. Group health care costs increased by 24.3% to $2.0 million in 2001, increasing at a rate substantially greater than revenues or other operating expenses. Wage rates increased by approximately 4% in 2001.

During 2001, AMEP incurred certain costs classified as special charges in the accompanying Consolidated Statement of Earnings. These non-recurring costs include approximately $.3 million related to the redemption of AMEP stock options held by AMEP employees, $.2 million related to the satisfaction of AMEP employment agreements, and $.1 million of various legal, accounting and regulatory fees incurred by AMEP as a result of the AMEP acquisition. The special charges are reported as a reduction to earnings from operations.

Each year, the Company pays a management fee to its parent, NHI. Under the terms of the management agreement, NHI provides to the Company specified legal, tax and other corporate services. In 2001, the management fee paid to NHI was $1.6 million, compared to $1.5 million in 2000.

Interest Expense

Interest expense increased to $3.2 million in 2001, compared to $2.8 million in 2000. The increase in interest expense is due to a $20.0 million increase in debt in May 2001. The increase in debt was used to fund the Spectrum acquisition, and to complete the acquisition of AMEP. The effect of the additional debt on interest expense in 2001 was offset by the decline in the interest rate of the credit agreement. At January 1, 2001, the credit agreement assessed interest at an annual rate of 8.6%. The applicable interest rate declined throughout 2001, to 4.1% by December 31, 2001. The average annual rate of interest on debt was 6.1% in 2001, compared to 8.4% in 2000.

Income Tax Provision

The income tax provision for the year ended December 31, 2001 was $5.8 million compared to $5.2 million for the year ended December 31, 2000. These tax provisions reflect effective tax rates of 40.3% and 39.6% for 2001 and 2000, respectively. The increase in the effective tax rate from 2000 to 2001 is primarily due to non-deductible goodwill amortization. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had working capital of $44.9 million, increasing from $32.5 million at December 31, 2001. Cash and cash equivalents increased $6.8 million in 2002, ending the year at $11.3 million. This increase in cash and cash equivalents is primarily due to the following activities:

. The Company generated cash of $15.1 million from operations during the year ended December 31, 2002.

. During 2002, cash generated from operations was principally the result of earnings less extraordinary gain of $20.2 plus deferred income taxes of $3.4 million and depreciation of $1.7 million.

. The Company generated $2.7 million due to investing activities for the year ended December 31, 2002 and applied $11.7 million for the year ended December 31, 2001. In 2002, the investing activity included the acquisition of $3.3 million of cash in the Merger with Nasco. Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.4 million and $1.3 million in 2002 and 2001, respectively.

. Financing activities used $11.0 million in the year ended December 31, 2002. The debt payments of $8.4 million were to service principal payments on the Company's primary credit facility, mortgage, existing capital leases, and other seller notes payable incurred by AMEP in connection with previous acquisitions. The Company paid preferred stock dividends of $2.5 million in 2002.

The Company's current credit facility, with an outstanding balance of $36.0 million at December 31, 2002, is supported by variable rate promissory notes due in scheduled reductions of $4.5 million on each September 30 and December 31, with a final installment of $500,000 due in March 2006. The credit facility is collateralized by certain property, plant, and equipment, certain accounts receivable, shares of certain of the Company's subsidiaries capital stock outstanding, and ownership interests of certain of the Company's limited liability subsidiaries. This debt carries a variable rate of interest that is based on LIBOR rates and is adjusted from time to time within a one to six month term based on LIBOR rates in effect at the dates of rate adjustment. At December 31, 2002, the weighted average interest rate on this debt was 3.3%. The credit facility currently has a committed LIBOR rate of interest (including applicable margins) of less than 3.3% which is effective until March 31, 2003.

Also in 2002, the Company renewed a $2.5 million secured bank line of credit for working capital purposes, of which no amount was outstanding at December 31, 2002. No draws were made against the facility during the year. The Company anticipates that the line of credit, which expires on June 16, 2003, will be renewed for another one-year term. The line of credit is also collateralized by certain property, plant, and equipment, certain accounts receivable, shares of certain of the Company's subsidiaries' capital stock outstanding, and ownership interests of certain of the Company's limited liability subsidiaries.

On February 28, 2003, the Company purchased an office and warehouse facility located near Toronto, Canada, for approximately $2.5 million for its Spectrum operations. On March 21, 2003, a subsidiary of the Company closed on a mortgage on that facility for approximately $1.7 million. The mortgage carries interest at 6.5% per annum and is payable in monthly principal and interest installments over ten years.

Minimum capital commitments for the next five years are comprised of the following components (in thousands):

	2003	2004	2005	2006	2007
Variable rate bank debt	$9,053	$9,053	$9,053	$$9,463	$-
Capital leases	55	10	-	-	-
Other lease commitments	1,003	677	538	181	-
	$10,111	$9,740	$9,591	$$9,644	$-

Capital expenditures in fiscal year 2003 are expected to be approximately $4.6 million, of which $2.5 million relates to the Company's recent purchase of the Spectrum facility near Toronto, Canada. The largest remaining items include computer hardware and software, production molds, and distribution equipment.

Capital resources in the future are expected to be used for the development of catalogs and product lines, and to acquire additional businesses. The Company anticipates that there will be sufficient financial resources to meet projected working capital and other cash requirements for at least the next twelve months.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company is subject to seasonal influences with peak levels occurring in the second and third quarters of the fiscal year primarily due to increased educational shipments coinciding with the Fall start of new school years. As a result, the Company recognizes approximately 75% of the annual net earnings in the second and third quarters of its fiscal year. Inventory levels increase in March through June in anticipation of the peak shipping season. The majority of shipments are made between June and August and the majority of cash receipts are collected from August through October.

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold, and general economic conditions. Results for any quarter are not indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

Inflation has had and is expected to have only a minor effect on the Company's operating results and its sources of liquidity.

See Note 16 to the Consolidated Financial Statements for certain unaudited consolidated quarterly financial data for 2002 and 2001.

SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes thereto. Actual results could differ from those estimates. A summary of all the Company's significant accounting policies can be found in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10K. The Company believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customer, which corresponds to the time when risk of ownership transfers. The point of shipment is typically from one of the distribution centers or, on occasion, a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price. An allowance is provided for estimated future returns.

Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs incurred in the development, production and circulation of catalogs on the Consolidated Balance Sheet until the related catalog is mailed, at which time they are amortized into Selling and Administrative Expense over the estimated sales realization cycle of one year, using the straight-line method.

Goodwill - The Company adopted SFAS No. 141, Business Combinations ("SFAS 141") as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company also adopted the provisions of SFAS 142, effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company has evaluated its goodwill at January 1, 2002 and December 31, 2002, and determined that there has been no impairment of goodwill.

Taxes - At December 31, 2002, the balance sheet contains a net deferred tax asset of approximately $29.0 million, net of a valuation allowance of approximately $12.3 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of approximately $83.0 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. As of December 31, 2002, the Company had Federal net operating tax loss carryforwards of approximately $114.3 million. Based upon projected future operating results, Federal net operating tax loss carryforwards of $79.0 million are expected to be utilized to offset future Federal taxable income through 2006. However, events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset at December 31, 2002 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's operating results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

FORWARD-LOOKING STATEMENTS

The Company believes that this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding liquidity and are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those projected or suggested in such forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate, and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired companies; (iv) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (v) general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the Securities and Exchange Commission, including its Forms 10-K, 10-Q, and 8-K.

Reference is also made to the risk factors set forth in the final prospectus which constitutes a portion of the Company's Registration Statement on Form S-4 (Commission File No. 333-86026), which was filed in connection with the Merger.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, credit risk and interest rate risk are the primary sources of market risk in the Company's marketable securities and long-term borrowings.

QUALITATIVE

Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in long-term borrowings, which have variable interest rates based on LIBOR rates. Assuming no other change in financial structure, an increase of 1% in the variable interest rate for long-term borrowings would decrease pre-tax earnings by approximately $.4 million. This amount is determined by considering a 1% increase in interest on the average long-term borrowings estimated to be outstanding in 2003.

Credit Risk: The Company's marketable securities have been invested in investment grade corporate bond funds and closed-end bond funds, both domestic and international, the securities in which have various maturities. The Company holds no other marketable securities as of December 31, 2002. The Company provides credit in the normal course of business to its customers, which are either educational institutions or distributors who sell to educational institutions. No single customer accounted for more than 10% of sales in 2002, 2001, or 2000. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

QUANTITATIVE

The Company's long-term borrowings as of December 31, 2002 are as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR
LONG-TERM BORROWINGS
Amount	$9.1	$27.6
Weighted average interest rate	3.3%	3.3%
Fair market value	$9.1	$27.6

The fair market value of long-term borrowings equals the face amount of long-term borrowings outstanding because the underlying rate of interest is variable based upon LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries, together with the related Notes to the Consolidated Financial Statements and the report of the independent auditors are set forth below.

Independent Auditors' Report

The Board of Directors
The Aristotle Corporation:

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Milwaukee, Wisconsin

February 7, 2003

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001

Assets	2002	2001

Current assets:
Cash and cash equivalents	$11,299,321	4,464,898
Accounts receivable, less allowance for doubtful receivables of $524,000
and $476,000 at December 31, 2002 and 2001, respectively	12,451,652	13,661,150
Inventories	27,940,942	24,325,870
Prepaid expenses and other	7,765,264	6,363,791
Deferred income taxes	7,251,000	1,176,500
Total current assets	66,708,179	49,992,209

Property, plant, and equipment, at cost	15,241,108	15,037,660
Less accumulated depreciation and amortization	(6,088,126)	(5,477,018)
Net property, plant, and equipment	9,152,982	9,560,642

Goodwill	7,008,171	7,008,171
Deferred income taxes	21,761,000	423,000
Other assets	430,240	452,380
Total assets	$105,060,572	67,436,402

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$9,107,903	8,403,474
Trade accounts payable	5,521,599	3,694,031
Accrued expenses	3,978,940	5,008,023
Accrued dividends payable	2,150,001	-
Income taxes	1,005,154	376,680
Total current liabilities	21,763,597	17,482,208

Long-term debt, less current installments	27,578,754	36,027,427

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated
value; $.01 par value; 2,400,000 shares authorized, 1,046,716 issued and
outstanding	6,280,296	-
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 issued and
outstanding	65,759,826	-
Common stock, $.01 par value; 20,000,000 shares authorized, 17,031,687 shares issued and outstanding at December 31, 2002; 15,000,000 shares
deemed issued and outstanding at December 31, 2001	170,317	150,000
Additional paid-in capital	251,338	3,102,863
(Accumulated deficit) retained earnings	(16,624,581)	10,872,164
Accumulated other comprehensive loss	(118,975)	(198,260)
Total stockholders' equity	55,718,221	13,926,767
Total liabilities and stockholders' equity	$105,060,572	67,436,402

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2002, 2001, and 2000
	2002	2001	2000

Net sales	$165,946,937	161,960,716	143,798,507
Cost of sales	107,004,746	105,447,337	93,757,526
Gross profit	58,942,191	56,513,379	50,040,981

Selling and administrative expense	40,644,319	38,661,190	33,540,138
Special charges: American Educational Products, Inc.	-	611,705	785,489
Earnings from operations	18,297,872	17,240,484	15,715,354

Other expense (income):
Interest expense	1,817,396	3,159,571	2,765,237
Interest income	(77,384)	(295,421)	(163,848)
Other income, net	(109,414)	(159,904)	(70,051)
	1,630,598	2,704,246	2,531,338
Earnings before income taxes, minority interest,
and extraordinary gain	16,667,274	14,536,238	13,184,016

Income taxes	6,594,265	5,860,440	5,217,431
Earnings before minority interest and extraordinary gain	10,073,009	8,675,798	7,966,585

Minority interest	-	98,899	195,271
Earnings before extraordinary gain	10,073,009	8,774,697	8,161,856

Extraordinary gain	20,237,489	-	-
Net earnings	30,310,498	8,774,697	8,161,856

Preferred dividends	4,647,615	-	-
Net earnings applicable to common shareholders	$25,662,883	8,774,697	8,161,856

Basic earnings per common share:
Earnings before minority interest and extraordinary gain,
applicable to common shareholders	$0.34	0.58	0.53
Minority interest	-	0.01	0.01
Extraordinary gain	1.26	-	-
Net earnings applicable to common shareholders	$1.60	0.59	0.54

Diluted earnings per common share:
Earnings before minority interest and extraordinary gain,
applicable to common shareholders	$0.33	0.58	0.53
Minority interest	-	0.01	0.01
Extraordinary gain	1.25	-	-
Net earnings applicable to common shareholders	$1.58	0.59	0.54

Weighted average common shares outstanding:
Basic	16,102,121	15,000,000	15,000,000
Diluted	16,205,602	15,000,000	15,000,000

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Earnings
Years ended December 31, 2002, 2001, and 2000
							Accumulated
						(Accumulated	other
		Preferred	Preferred		Additional	deficit)	comprehensive	Total
	Comprehensive	Stock	Stock	Common	paid-in	retained	earnings	stockholders'
	earnings	Series I	Series J	stock	capital	earnings	(loss)	equity
Balance, December 31, 1999		$-	-	150,000	2,828,278	20,735,611	(52,162)	23,661,727
Net earnings	$8,161,856	-	-	-	-	8,161,856	-	8,161,856
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(7,524)	-	-	-	-	-	(7,524)	(7,524)
Comprehensive earnings	$8,154,332
Common dividends		-	-	-	-	(25,000,000)	-	(25,000,000)
Balance, December 31, 2000		-	-	150,000	2,828,278	3,897,467	(59,686)	6,816,059
Net earnings	$8,774,697	-	-	-	-	8,774,697	-	8,774,697
Equity contribution from NHI	-	-	-	-	274,585	-	-	274,585
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(138,574)	-	-	-	-	-	(138,574)	(138,574)
Comprehensive earnings	$8,636,123
Common dividends		-	-	-	-	(1,800,000)	-	(1,800,000)
Balance, December 31, 2001		-	-	150,000	3,102,863	10,872,164	(198,260)	13,926,767
Net earnings	$30,310,498	-	-	-	-	30,310,498	-	30,310,498
Issuance of preferred stock in connection with
merger with Nasco, less transaction costs	-	-	59,850,000	-	(3,102,863)	(40,949,189)	-	15,797,948
Preferred stock dividend	-	12,190,122	-	-	-	(12,190,122)	-	-
Exchange of stock with related party	-	(5,909,826)	5,909,826	-	-	-	-	-
Recapitalization	-	-	-	20,317	-	(20,317)	-	-
Issuance of stock options	-	-	-	-	251,338	-	-	251,338
Other comprehensive earnings (loss):
Foreign currency translation adjustment	79,285	-	-	-	-	-	79,285	79,285
Comprehensive earnings	$30,389,783
Preferred dividends		-	-	-	-	(4,647,615)	-	(4,647,615)
Balance, December 31, 2002		$6,280,296	65,759,826	170,317	251,338	(16,624,581)	(118,975)	55,718,221

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000
	2002	2001	2000
Cash flows from operating activities:
Net earnings	$30,310,498	8,774,697	8,161,856
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Extraordinary gain	(20,237,489)	-	-
Depreciation and amortization	1,709,212	2,205,222	1,865,159
Stock option compensation	251,338	-	-
(Gain) loss on sale of property, plant, and equipment	25,915	11,714	(1,225)
Deferred income taxes	3,352,430	136,510	(58,569)
Change in assets and liabilities, net of effects of acquired business:
Accounts receivable	2,231,696	(177,162)	364,719
Inventories	(1,615,459)	(2,133,463)	(1,466,028)
Prepaid expenses and other	(1,209,362)	(450,873)	(390,690)
Other assets	77,369	146,051	233,000
Trade accounts payable	1,493,398	(1,290,756)	427,389
Accrued expenses and other liabilities	(1,329,403)	1,363,953	376,745
Net cash provided by operating activities	15,060,143	8,585,893	9,512,356

Cash flows provided by (used in) investing activities:
Purchases of property, plant, and equipment	(1,397,205)	(1,252,121)	(1,344,352)
Proceeds from the sale of property, plant, and equipment	200	33,503	1,225
Proceeds from the sale of marketable securities	847,992	-	-
Cash acquired in merger with Nasco	3,271,513	-	-
Cash paid for the acquisition of Spectrum, net of cash acquired	-	(5,240,999)	-
Cash paid for acquisition of AMEP's minority shareholders'
interests	-	(5,252,486)	-
Cash acquired from acquisition of AMEP	-	-	145,806
Net cash provided by (used in) investing activities	2,722,500	(11,712,103)	(1,197,321)

Cash flows provided by (used in) financing activities:
Equity contribution	-	274,585	-
Proceeds from issuance of long-term debt	-	20,000,000	35,000,000
Proceeds from equity transactions with minority shareholders	-	-	910,789
Repayment of borrowings on line of credit	-	(2,541,416)	(574,000)
Payment of related party notes payable	-	(5,490,214)	-
Principal payments on long-term debt	(8,450,606)	(5,417,180)	(16,806,000)
Preferred dividends paid	(2,497,614)	-	-
Dividends paid, including $781,000 paid to minority
shareholders during 2000	-	(1,800,000)	(25,781,000)
Deferred financing fees	-	-	(125,000)
Net cash provided by (used in) financing activities	(10,948,220)	5,025,775	(7,375,211)

Net increase in cash	6,834,423	1,899,565	939,824

Cash and cash equivalents at beginning of year	4,464,898	2,565,333	1,625,509
Cash and cash equivalents at end of year	$11,299,321	4,464,898	2,565,333

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

  Organization and Financial Statement Presentation

  These consolidated financial statements include the accounts of The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company") and are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a leading manufacturer and global distributor of educational, health, and agricultural products. A selection of more than 80,000 items are offered, primarily through catalogs carrying the brands of Nasco, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, and Spectrum Educational Supplies.

  On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting. Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a deferred tax asset principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-Merger non-current, non-financial assets of approximately $8,326,000 were reduced to zero and negative goodwill of $20,237,489 was recognized as an extraordinary gain at the Merger date. In connection with the Merger, the Company changed its accounting fiscal year end from June 30 to December 31.

  As consideration for the Merger, Nasco Holdings, Inc. ("NHI"), the sole shareholder of Nasco and a subsidiary of Geneve, received 15,000,000 shares of the Company's Common Stock and 10,000,000 shares of a newly authorized Series J $6.00 non-convertible, non-voting, cumulative 12% preferred stock, par value $.01 per share, of the Company. Separately, on June 17, 2002, the Company paid a stock dividend of one share of a newly authorized Series I $6.00 convertible, voting, cumulative 11% preferred stock, par value $.01 per share, on each share of Aristotle's Common Stock outstanding on June 10, 2002. On the Merger date, Geneve exchanged its shares of Series I Preferred Stock for an identical number of shares of Series J Preferred Stock.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  The following summarizes the allocation of proceeds provided by Aristotle to the Merger at the Merger date:

Net working capital	$6,126,869
Deferred income taxes	30,764,930
Long-term debt	(706,362)
Net assets acquired	36,185,437
Negative goodwill	(20,237,489)
15,947,948
Transaction costs	1,198,145
Total purchase price	$17,146,093

  Summary of Significant Accounting Policies
  Principles of Consolidation and Combination

  All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) disclosures of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Translation of Financial Statements Denominated in Foreign Currencies

  The assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates and the related statements of earnings are translated at the average exchange rates for the respective years. Gains or losses resulting from translating foreign currencies are recorded as accumulated other comprehensive earnings or loss, a separate component of stockholders' equity.

  Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in net earnings, but are not significant in the years presented.

  Fair Value of Financial Instruments and Concentration of Credit Risk

  The carrying values of the Company's trade receivables and trade payables approximate fair value due to their short maturities. The fair value of the Company's line of credit, notes payable, and long-term debt approximate fair value because the effective interest rates on the obligations approximate the Company's current cost of borrowing of similar amounts on similar terms.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  The substantial portion of the Company's sales are either direct to educational institutions or to distributors who sell to educational institutions. Management believes that the allowance for doubtful accounts is sufficient to cover the related credit risk.

  Cash Equivalents

  For purposes of the consolidated statements of cash flows, the Company considers debt securities with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts, certificates of deposit, and reverse repurchase agreements totaling $7,686,000, $2,844,000, and $1,982,000 at December 31, 2002, 2001, and 2000, respectively.

  Marketable Securities

  Marketable securities are carried at their fair values. The Company has classified its marketable securities as "available-for-sale." Accordingly, all unrealized gains and losses are recorded as accumulated other comprehensive earnings or loss, a separate component of stockholders' equity. The Company utilized the specific identification method in determining cost and fair value.

  Inventories

  Inventories are stated at the lower of cost (principally determined on a first-in, first-out basis) or net realizable value.

  Property, Plant, and Equipment

  Property, plant, and equipment are stated at cost. Depreciation of property, plant, and equipment is principally provided using an accelerated method. The Company utilizes useful lives ranging generally from 3 to 7 years for machinery and equipment, and 32 years for buildings. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases.

  Maintenance and repairs are charged to expense when incurred. Property replacements and betterments that extend the life of assets, including reproduction masters for significant, non-routine product updates, are capitalized and subsequently depreciated.

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144") as of January 1, 2002. SFAS 144 supersedes SFAS 121 yet retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. In accordance with SFAS 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  Goodwill

  Goodwill, which represents the excess of cost over the fair value of net assets acquired, and accumulated amortization were $7,738,006 and $729,835, respectively, at December 31, 2002 and 2001.

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS 141 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company adopted the provisions of SFAS 142 as of January 1, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 15 years. At January 1, 2002 and December 31, 2002, the Company evaluated goodwill and determined that no impairment existed.

  The following information presents the impact of SFAS 142 on reported net earnings applicable to common shareholders and related net earnings per common share assuming SFAS 142 had been in effect for the years ended December 31:

	2001	2000
Net earnings applicable to common shareholders-as reported	$8,774,697	$8,161,856
Amortization of goodwill	455,000	275,000
Net earnings applicable to common shareholders-adjusted	$9,229,697	$8,436,856
Basic and diluted earnings per common share:
Net earnings applicable to common shareholders-as reported	$0.59	$0.54
Amortization of goodwill	0.03	0.02
Net earnings applicable to common shareholders-adjusted	$0.62	$0.56

  Income Taxes

  The Company accounts for income taxes under the asset and liability method, wherein deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  Stock Options

  In June 2002, the Company adopted SFAS No.123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides for the fair value of stock options granted to employees and directors to be measured at the date of grant and recognized as expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options granted on or after January 1, 2002 as an expense within its consolidated statements of earnings. Prior to January 1, 2002, stock options were accounted for using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

  Revenue Recognition

  Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers. The point of shipment may be from a Company distribution center or from a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price. An allowance is provided for estimated future returns.

  The Company records amounts billed to customers for shipping and handling in net sales, records the freight costs incurred for delivery of product in cost of sales, and records all other costs incurred in the shipping and handling of customer orders in selling and administrative expenses.

  Research and Development Costs

  The Company expenses research and development costs as incurred. Research and development costs were approximately $513,000, $401,000, and $487,000 in 2002, 2001, and 2000, respectively.

  Advertising Costs

  Substantially all of the Company's advertising is through the mailing of catalogs. The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, the cost of which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog advertisements of the Company's products. The capitalized costs of advertising are amortized over the one-year period following the publication of the catalog.

  At December 31, 2002 and 2001, $4,008,000 and $3,701,000, respectively, of direct-response advertising costs were reported as prepaid expenses. Advertising costs expensed were approximately $9,889,000, $10,134,000, and $8,909,000 in 2002, 2001, and 2000, respectively.

  Earnings per Share

  Basic earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net earnings by the weighted average number of common shares outstanding during the year and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the year.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  Earnings per share are computed based on the following weighted average number of common shares outstanding during the year:

	2002	2001	2000
Weighted average common shares-basic	16,102,121	15,000,000	15,000,000
Effect of dilutive stock options	103,481	-	-
Weighted average common shares-diluted	16,205,602	15,000,000	15,000,000

  Shares of Common Stock available for issue upon conversion of the 1,046,716 shares of Series I Preferred Stock, which were issued in 2002, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts.

  Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

3.      Acquisitions

  During 1999 and 2000, G.C. Associates Holding Corp. ("GC"), a wholly-owned subsidiary of Geneve, acquired blocks of common stock of American Educational Products, Inc. ("AMEP") through purchases in the public market. A common stock purchase in March 2000 increased GC's holdings in AMEP to 60% ownership. At that point, the acquisition of AMEP common stock was recorded based on step acquisition accounting. Step acquisition accounting requires a pro rata allocation of the fair values of identifiable net assets acquired at the date of previous and additional acquisitions. At December 31, 2000, GC had acquired 666,961 common shares of AMEP, representing 55% of the total outstanding common stock. GC's investment in AMEP at December 31, 2000 was $5,183,000, and the application of step acquisition accounting resulted in gross goodwill of $2,398,000.

  In July 2000, the board of directors of AMEP agreed in principle to the terms of a merger proposal from GC. In March 2001, Nasco became the successor to the shares of AMEP previously owned by GC and assumed all rights and obligations under the merger agreement. Pursuant to the terms of the merger agreement, all shareholders other than Nasco and its affiliates received $10.00 in cash for each share of AMEP common stock owned, and in March 2001, AMEP became a wholly-owned subsidiary of Nasco. Nasco paid approximately $5,252,000 during 2001 for the acquisition of the remaining AMEP minority shareholders' interests and recorded an additional $1,936,000 of goodwill as a result.

  As a result of this transfer of ownership interests between entities under common control, Nasco accounted for the fair value of AMEP's net assets and operations, using the "as-if pooling of interests" method as of March 31, 2000, the date GC gained a controlling interest in AMEP. By including AMEP in the 2000 operating results since March 2000, the Company's 2000 consolidated financial statements include incremental sales of approximately $11,750,000, incremental gross operating income of $561,000, and a reduction in net earnings before taxes of $307,000.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  During 2001 and 2000, AMEP incurred certain costs totaling $611,705 and $785,489, respectively, which are classified as special charges in the accompanying consolidated statements of earnings. The special charges include nonrecurring costs related to the redemption of stock options held by directors and employees, professional fees related to the settlement of shareholder litigation, and various legal, accounting, and regulatory fees incurred as a result of the merger.

  In April 2001, Nasco acquired 100% of the stock ownership of Spectrum Educational Supplies, Ltd. ("Spectrum"), a Canadian provider of education products, for $5,241,000 cash. The transaction has been accounted for as a purchase, and included recording $3,434,000 of additional goodwill.

4.      Inventories

  The classification of inventories at December 31, 2002 and 2001 is as follows:

	2002	2001
Raw materials	$3,225,771	2,451,188
Work in process	928,496	575,274
Finished goods	2,671,637	2,301,102
Catalog merchandise	22,229,188	19,882,287
Less inventory reserves	(1,114,150)	(883,981)
Net inventories	$27,940,942	24,325,870

5.      Prepaid Expenses and Other

  A summary of prepaid expenses and other at December 31, 2002 and 2001 is as follows:

	2002	2001
Prepaid catalog costs	$4,008,000	3,701,000
Prepaid pension expense	1,949,000	1,376,000
Other	1,808,264	1,286,791
Total prepaid expenses and other	$7,765,264	6,363,791

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

6.     Property, Plant, and Equipment, at Cost

  A summary of property, plant, and equipment, at cost, at December 31, 2002 and 2001 is as follows:

	2002	2001
Land and improvements	$768,984	768,984
Buildings and improvements	7,675,764	7,446,022
Machinery, furniture, and equipment	6,739,302	6,677,859
Leasehold improvements	57,058	141,960
Construction in progress	-	2,835
Total property, plant, and equipment	$15,241,108	15,037,660

  During 2002 and 2001, the Company removed from its property, plant, and equipment accounts approximately $630,000 and $558,000, respectively, of fully depreciated plant and equipment still in use.

7.      Notes Payable and Long-term Debt

  During 2001, the Company amended its five-year bank credit facility ("Credit Facility"). The proceeds from the amended Credit Facility were used to extinguish existing debt with the lenders, to complete the acquisitions of AMEP and Spectrum, to repay GC's note payable of $5,490,214 assumed as part of the acquisition of AMEP common stock in 2000, and to extinguish existing AMEP bank debt. The principal balance of the AMEP line of credit that was extinguished during 2001 was $2,541,416 at December 31, 2000.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  A summary of the Company's long-term debt as of December 31, 2002 and 2001 is as follows:

	2002	2001
Variable rate (3.30% and 4.05% at December 31, 2002 and
2001, respectively) promissory note under the Credit Facility, due in scheduled principal installments of $4,500,000 on
each September 30 and December 31, with a final
installment of $500,000 due on March 31, 2006.
Collateralized by certain property, plant, and equipment,
certain accounts receivable, shares of certain subsidiaries'
capital stock outstanding, and ownership interests of certain
subsidiary limited liability companies	$36,000,000	44,000,000
Mortgage, monthly principal payments of $4,444, with interest payable at LIBOR plus 2% (3.82% at December 31, 2002),
collateralized by real estate	622,222	-
Capital lease obligations	64,435	98,716
Debt paid in full in 2002	-	332,185
Long-term debt	36,686,657	44,430,901
Less current installments	(9,107,903)	(8,403,474)
Long-term debt, less current maturities	$27,578,754	36,027,427

  The average variable rate on the promissory notes was 4.1%, 6.1%, and 8.4% for the years ended December 31, 2002, 2001, and 2000, respectively.

  In addition, during 2001, the Company obtained a $2,500,000 secured bank line of credit to meet working capital requirements, of which no amount was outstanding at December 31, 2002 or 2001.

  Aggregate annual maturities of long-term debt as of December 31, 2002 are as follows:

Year ending December 31,
2003	$9,107,903
2004	9,062,865
2005	9,053,000
2006	9,462,889
$36,686,657

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  The Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, dividend payments, capital expenditures, capital disposals, and management fees. The Company was in compliance with all financial covenants as of December 31, 2002.

  The Company has available a $200,000 unsecured line of credit facility to support letters of credit for merchandise procurement. At December 31, 2002 and 2001, the line of credit had no balance outstanding.

8.      Income Taxes

  The 2002, 2001, and 2000 provisions for income taxes consist of the following:

	2002	2001	2000
Current:
U.S. Federal	$1,793,337	4,743,700	4,412,000
Canadian Provincial	400,498	12,250	-
State	1,048,000	967,980	864,000
	3,241,835	5,723,930	5,276,000
Deferred:
U.S. Federal	3,365,720	120,000	(60,569)
State	(13,290)	16,510	2,000
	3,352,430	136,510	(58,569)
	$6,594,265	5,860,440	5,217,431
Effective tax rate	39.6%	40.3%	39.6%

  A reconciliation of the Company's current effective tax rate and the U.S. Federal statutory income tax rate on net earnings before minority interest and extraordinary gain is as follows:

	2002	2001	2000
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefits	4.1%	4.4%	4.3%
Non-deductible goodwill amortization	-	1.1%	0.7%
Non-deductible special charges	-	-	2.1%
Net operating tax loss carryforward utilization	-	-	(1.4%)
Other	0.5%	(0.2%)	(1.1%)
Effective tax rate	39.6%	40.3%	39.6%

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Plant and equipment	$412,000	-
Inventories	712,000	622,000
Accrued expenses	587,000	635,000
Net operating tax loss carryforwards	40,009,000	690,000
Accounts receivable	187,000	190,000
Other, net	214,000	38,500
Total gross deferred tax assets	42,121,000	2,175,500
Deferred tax liabilities:
Prepaid pension cost	(760,000)	(540,000)
Plant and equipment	-	(36,000)
Total gross deferred tax liabilities	(760,000)	(576,000)
	41,361,000	1,599,500
Valuation allowance	(12,349,000)	-
Net deferred tax assets	$29,012,000	1,599,500

Classification of net deferred taxes in consolidated balance sheets:
Current net deferred tax asset	$7,251,000	1,176,500
Noncurrent net deferred tax asset	21,761,000	423,000
	$29,012,000	1,599,500

  In connection with the Merger, the Company recognized a deferred tax asset for Federal net operating tax loss carryforwards, which Internal Revenue Service regulations allow the Company to carry forward and offset against future taxable income, if any. As of December 31, 2002, the Company had Federal net operating tax loss carryforwards of approximately $114,258,000, which expire as follows:

Year ending December 31,
2006	$110,619,000
2007	843,000
2008	274,000
2010	2,522,000
$114,258,000

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of net deferred tax assets at December 31, 2002 is dependent upon the Company's generation of approximately $83,000,000 in future taxable income during the periods in which those temporary differences become deductible. A valuation allowance of $12,349,000 has been established as of the date of Merger to reflect the amount of Federal net operating tax loss carryforwards that the Company's management believes will expire unused. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these net deferred tax assets at December 31, 2002.

9.      Stock Options

  The Company established the Employee and Director Stock Plan in 1997 ("1997 Plan"). The 1997 Plan provides for granting up to 150,000 options to employees and directors to purchase shares of Common Stock. The exercise term of the options and vesting requirements shall be for such period as the Board of Director's Stock Option Committee designates. Following the Merger, each option to purchase one share of the Company's Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company. The Company does not currently intend to grant any additional options under the 1997 Plan.

  The Company established the Employee, Director, and Consultant Stock Plan in 2002 ("2002 Plan") under which employees, directors, and consultants are eligible to receive nonincentive and incentive options and stock grants in respect of up to 1,500,000 shares of Common Stock. Nonincentive and incentive options granted under the 2002 Plan are subject to such limitations on exercisability as established by the Board of Directors (or a committee thereof, appointed to administer the 2002 Plan, if any) from time to time. Options granted under the 2002 Plan have a term of no longer than five years.

  Stock options outstanding after the Merger under both the 2002 Plan and 1997 Plan are not exercisable until September 17, 2003. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	4.1%
Expected dividend yield	0.0%
Expected lives	5 years
Expected volatility	60.0%

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  A summary of the status of the Company's stock option plans as of December 31, 2002, and changes during the year then ended, is presented below:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at beginning of year	55,900	$5.61
Granted	971,600	2.98
Expired	-	-
Forfeited	(254,667)	(2.95)
Exercised	-	-
Outstanding at end of year	772,833	3.18

Options exercisable at end of year	-	$-

Weighted average fair value of
options granted during the year		$1.64

  The following table summarizes information about stock options outstanding at December 31, 2002:

			Weighted Average
			Remaining
Exercise	Number		Contractual Life
Price	Outstanding		(months)
$2.95	641,933		53.6
3.29	50,000		54.6
3.35	25,000		57.2
5.63	7,500	*	58.0
4.63	2,900	*	58.5
5.88	30,000	*	70.6
5.99	1,000	*	70.6
4.64	1,000	*	82.3
5.00	10,000	*	84.4
6.00	3,500	*	92.0
	772,833

  * Options granted under the 1997 Plan are exercisable for one share of Common Stock and one share of Series I Preferred Stock of the Company.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

10.    Stock Appreciation Rights

  On February 1, 2001, the Company entered into employment agreements with certain key employees. In connection with these employment agreements, the Company granted a total of 80,000 Stock Appreciation Rights, of which 55,500 vested and were paid as of December 31, 2002. The Company recorded a compensation charge for the difference between the $1.00 exercise price and the fair market value of the Company's Common Stock, which is defined as the average closing price for the 90 day period immediately prior to the settlement date. For the year ended December 31, 2002, approximately $42,000 was recorded as compensation expense in the accompanying consolidated statement of earnings. As of January 1, 2003, there are no outstanding Stock Appreciation Rights.

11.    Lease Commitments

  The Company leases real and personal property under various noncancelable operating lease agreements. Rent expense under these agreements is approximately $1,095,000, $989,000, and $605,000 in 2002, 2001, and 2000, respectively.

  The following is a schedule of future minimum rental payments required under operating leases, all of which relate to the rental of real and personal property, that have initial or remaining noncancelable terms in excess of one year as of December 31, 2002:

Year ending December 31,
2003	$1,003,000
2004	677,000
2005	538,000
2006	181,000
Total minimum payments required	$2,399,000

12.    Employee Benefit Plans

  The Company has noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. The plan covering salaried employees provides pension benefits that are based on years of service and average compensation. The plan covering hourly employees provides pension benefits that are based on stated amounts for each year of service. The Company's policy is to fund pension costs accrued up to a maximum deductible contribution but not less than the minimum required by the Employee Retirement Income Security Act of 1974.

  Plan assets are primarily invested in an immediate participation guarantee contract ("IPGC") with the Massachusetts Mutual Life Insurance Company ("Mutual Life"). The fair market value of the plans' IPGC, as determined by Mutual Life at December 31, 2002 and 2001, approximates $9,761,000 and $9,046,000, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  The following table sets forth these plans' funded status and presents a reconciliation of the amounts recognized in the Company's consolidated balance sheets as of December 31, 2002 and 2001:

	2002	2001
Changes in benefit obligation:
Benefit obligation at beginning of year	$10,692,553	9,373,763
Service cost	525,552	493,958
Interest cost	709,350	684,116
Assumption changes	824,986	-
Actuarial (gain) loss	(270,936)	715,370
Benefits paid	(576,084)	(574,654)
Benefit obligation at end of year	11,905,421	10,692,553

Change in plan assets:
Fair value of plan assets at beginning of year	9,157,030	8,313,485
Actual return on plan assets	594,616	534,248
Employer contribution	1,165,592	921,357
Benefits paid, including expenses	(601,707)	(612,060)
Fair value of plan assets at end of year	10,315,531	9,157,030

Fund status	(1,589,890)	(1,535,524)
Unrecognized net actuarial loss	3,618,152	3,032,545
Unrecognized prior service cost	(14,014)	(16,530)
Unrecognized transition asset	(65,248)	(104,491)
Prepaid pension cost	$1,949,000	1,376,000

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

	2002	2001	2000
Weighted average assumptions at year end:
Discount rate	6.50%	7.00%	7.00%
Expected return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost	$525,552	493,958	424,486
Interest cost	709,350	684,116	609,031
Expected return on plan assets	(732,195)	(656,705)	(612,444)
Amortization of transition asset	(39,243)	(39,063)	(39,063)
Amortization of prior service cost	(2,516)	(2,516)	(2,516)
Recognized net actuarial loss	131,945	153,862	110,451
Net periodic benefit cost	$592,893	633,652	489,945

  The Company sponsors defined contribution pension plans that cover substantially all employees. The Company may make discretionary contributions to such plans. No material Company contributions were made during 2002, 2001, or 2000.

13.   Related Party Transactions

  The Company expensed management fees of $853,800, $1,611,600, and $1,520,400 charged by NHI in 2002, 2001, and 2000 respectively.

  The Company recorded other income from management fees of $50,000, $100,000, and $100,000 in 2002, 2001, and 2000, respectively, for services provided to an affiliate.

  The Company paid cash dividends to NHI, prior to the Merger, of $1,800,000 and $25,000,000 in 2001 and 2000, respectively.

  In 2001, the Company began leasing a facility from NHI LLC, an entity 100% owned by NHI, whose sole purpose is the ownership and management of that facility. Total rent expense paid by the Company for this facility totaled $384,000 and $213,000 in 2002 and 2001, respectively. The Company subleases a portion of this facility to an unrelated party. Total rental income amounted to $300,000 and $212,500 for 2002 and 2001, respectively. The Company has agreed to purchase the facility at the owner's adjusted cost.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

14.     Supplemental Cash Flow Information

	2002	2001	2000
Cash paid during the year for:
Interest	$1,812,847	2,566,960	2,699,108
Income taxes	3,915,115	4,810,000	4,865,000

Non-cash investing and financing activities:
Note payable issued in exchange for the
net assets of AMEP	$-	-	5,490,214
Common and Preferred Stock exchanged
in connection with the Merger
(see Note 1)

14.    Segment Data

  The Company's business activities are organized into two business segments, educational and commercial. The educational segment relates to instructional teaching aids and materials, which are distributed to educational institutions principally in North America, for kindergarten through grade 12 classes, and for nursing school and emergency medical instructors. Products in the educational segment are marketed primarily through catalogs. The growth potential of the educational segment is directly related to school enrollments and the strength of government funding of education. The commercial segment relates to agricultural products, sterile sampling containers and systems, materials for nursing home activities, and novelty and gift products. Products in the commercial segment are marketed through catalogs nationwide, and through a worldwide dealer network covering more than 60 countries. Market growth in the commercial segment is principally impacted by the general economic conditions of world agriculture, the increasing size of the aged population, as well as increasing global awareness of food and water quality standards.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment sales and gross profit.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

  The following table presents segment information for the years ended December 31:

	2002	2001	2000
Net sales:
Educational	$138,085,000	135,954,000	118,733,000
Commercial	30,410,000	29,560,000	27,909,000
Intercompany	(2,548,000)	(3,553,000)	(2,843,000)
Net sales	$165,947,000	161,961,000	143,799,000
Gross profit:
Educational	$53,001,000	49,600,000	43,472,000
Commercial	11,180,000	10,841,000	10,236,000
Other costs of sales	(5,239,000)	(3,928,000)	(3,667,000)
Gross profit	$58,942,000	56,513,000	50,041,000
Identifiable assets:
Educational	$26,613,000	24,259,000	22,580,000
Commercial	4,715,000	4,653,000	3,666,000
Other corporate assets	73,733,000	38,524,000	29,988,000
Identifiable assets	$105,061,000	67,436,000	56,234,000

16.    Quarterly Data - (Unaudited)

  The following is a summary of the quarterly results of operations for the years ended December 31 (in millions):

	2002
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$34.5	43.3	55.5	32.6	165.9
Gross profit	12.3	15.3	19.3	12.0	58.9
Earnings from operations	2.8	5.3	8.2	2.0	18.3
Extraordinary gain	-	20.2	-	-	20.2
Net earnings	1.4	23.1	4.8	1.0	30.3
Preferred dividends	-	0.3	2.2	2.1	4.6
Net earnings (loss) applicable to
common shareholders	1.4	22.8	2.6	(1.1)	25.7

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2002, 2001, and 2000

Basic earnings (loss) per common share:
Earnings (loss) before extraordinary
gain, applicable to common
shareholders	$0.09	0.16	0.16	(0.07)	0.34
Extraordinary gain	-	1.26	-	-	1.26
Net earnings (loss) applicable to
common shareholders	$0.09	1.42	0.16	(0.07)	1.60

Diluted earnings (loss) per common share:
Earnings (loss) before extraordinary
gain, applicable to common
shareholders	$0.09	0.16	0.15	(0.07)	0.33
Extraordinary gain	-	1.25	-	-	1.25
Net earnings (loss) applicable to
common shareholders	$0.09	1.41	0.15	(0.07)	1.58

	2001
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$33.1	43.2	52.7	33.0	162.0
Gross profit	11.2	14.8	18.3	12.2	56.5
Earnings from operations	1.8	4.3	7.9	3.2	17.2
Net earnings	0.8	2.2	4.3	1.5	8.8
Net earnings applicable to
common shareholders	0.8	2.2	4.3	1.5	8.8

Basic earnings per common share:
Net earnings applicable to
common shareholders	$0.05	0.15	0.29	0.10	0.59

Diluted earnings per common share:
Net earnings applicable to
common shareholders	$0.05	0.15	0.29	0.10	0.59

17.     Subsequent Event

On February 28, 2003, the Company purchased an office and warehouse facility located near Toronto, Canada, for approximately $2,500,000 for its Spectrum operations. On March 21, 2003, a subsidiary of the Company closed on a mortgage on that facility for approximately $1,700,000. The mortgage carries interest at 6.5% per annum and is payable in monthly principal and interest installments over ten years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 8, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors and retained KPMG LLP. The report of Arthur Andersen on the Company's financial statements for the fiscal year ended June 30, 2001 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal year ended June 30, 2001 and during the subsequent period through August 8, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During the fiscal year ended June 30, 2001, and during the subsequent period through August 8, 2002, there were no reportable events (as defined in Item 304 (a) (1) (v) of Regulation S-K). The Company announced this change in accountants in a Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 8, 2002 ("August 8th Form 8-K"). Prior to the Merger, KPMG LLP acted as the independent auditor of Nasco. Following the Merger, the Company's fiscal year end changed to December 31. Further information regarding the Company's dismissal of Arthur Anderson and subsequent appointment of KPMG LLP as its independent auditor can be found in the August 8th Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is included under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the caption "Executive Compensation" in the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders," "Election of Directors," and "Executive Officers in the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions and other relationships, if any, between the Company and its directors, officers, or principal stockholders is included under the caption "Certain Transactions" in the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company's management, including its President and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. Based on that evaluation, each of the President and the Chief Financial Officer has concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements (See Part II, Item 8) are filed as part of this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report on Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2002, 2001, and 2000. See Exhibit 99.1.

All other financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)(3) EXHIBITS

See Item 15(c) below for the Exhibit index.

(b) REPORTS ON FORM 8-K

The Company has filed the following reports on Form 8-K since the beginning of the fourth quarter of fiscal year 2002:

  On November 8, 2002, the Company filed a Current Report on Form 8-K under Item 5, announcing its financial results for the quarter ended September 30, 2002.

  On February 28, 2003, the Company filed a Current Report on Form 8-K under Item 5, announcing its financial results for the year ended December 31, 2002 and the declaration of dividends on its outstanding preferred stock.

(c) EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
2.1

Agreement and Plan of Merger, dated as of November 27, 2001, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. incorporated herein by reference to Exhibit 2 of The Aristotle Corporation's Current Report on Form 8-K dated November 30, 2001.

2.2

Amendment to Agreement and Plan of Merger, dated May 7, 2002, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. incorporated herein by reference to an exhibit to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated May 15, 2002, among The Aristotle Corporation, Geneve Corporation, Nasco Holdings, Inc. and Nasco International, Inc. incorporated herein by reference to an exhibit to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).

42
3.1

Amended and Restated Certificate of Incorporation of The Aristotle Corporation, incorporated herein by reference to Exhibit 3.1 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
4.1

Amended and Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference. See Exhibit 3.1 and Exhibit 3.2 above.

4.2

Letter Agreement dated as of February 9, 2000 between The Aristotle Corporation and the Geneve Corporation regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to The Aristotle Corporation's Report on Form 13D/A dated February 15, 2000.

4.3

Letter Agreement dated as of April 28, 2000 between The Aristotle Corporation and the Geneve Corporation, modifying the letter agreement between such parties dated as of February 9, 2000, regarding certain limitations on voting and the acquisition of additional shares of common stock, incorporated herein by reference to The Aristotle Corporation's Report on Form 8-K dated May 2, 2000.

10.1*

The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan, incorporated herein by reference to Exhibit 10.1 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.2*

Form of Non-Qualified Stock Option Agreement (for employees, directors and consultants), incorporated herein by reference to Exhibit 10.2 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.3*

Form of Incentive Stock Option Agreement (for employees), incorporated herein by reference to Exhibit 10.3 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.4*	The Aristotle Corporation 1997 Employee and Director Stock Plan, incorporated herein by reference to The Aristotle Corporation Registration Statement on Form S-8 dated December 10, 1997.
10.5 (a)*

The Employment Agreement dated as of February 1, 2001, by and between The Aristotle Corporation and Paul McDonald, incorporated herein by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

10.5 (b)*

Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and Paul McDonald, incorporated herein by reference to Exhibit 10.8 (b) of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.6 (a)*

The Employment Agreement dated as of February 1, 2001, by and between The Aristotle Corporation and John Crawford, incorporated herein by reference to Exhibit 10.9 of The Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.6 (b)*

Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle Corporation and John J. Crawford, incorporated herein by reference to Exhibit 10.9 (b) of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.7

Exchange Agreement, dated as of November 27, 2001, between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10 of The Aristotle Corporation Current Report on Form 8-K dated November 30, 2001.

43
10.8*

Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and Paul McDonald regarding the exercisability of certain stock options, incorporated herein by reference to Exhibit 10.11 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.9*

Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and John J. Crawford regarding the exercisability of certain stock options, incorporated herein by reference to Exhibit 10.12 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.10*

Full Recourse Promissory Note, dated June 17, 2002, in the principal amount of $32,837.50, made by Paul McDonald in favor of The Aristotle Corporation, incorporated herein by reference to Exhibit 10.13 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.11*

Form of Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and non-employee directors regarding the exercisability of certain stock options, incorporated herein by reference to Exhibit 10.14 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.12 (a)

Amended and Restated Credit Agreement (Five Year) dated as of May 29, 2001, among Nasco International, Inc., various financial institutions now or hereafter parties thereto and Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Statement on Form S-4 (File No. 333-86026).

10.12 (b)

First Amendment to Amended and Restated Credit Agreement (Five Year) and Consent, dated as of June 17, 2002, among Nasco International, Inc., various financial institutions now or hereafter parties thereto and Bank of America, N.A., incorporated herein by reference to Exhibit 10.15 (b) of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.12 (c)

Assumption Agreement, dated June 17, 2002, executed by The Aristotle Corporation pursuant to Section 3.1 of the First Amendment to Amended and Restated Credit Agreement (Five Year) and Consent (See Exhibit 10.15(b)), incorporated herein by reference to Exhibit 10.15 (c) of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.13 (a)

Amended and Restated Credit Agreement (364 Days) dated as of May 29, 2001, among Nasco International, Inc., various financial institutions now or hereafter parties thereto and Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).

10.13 (b)

Second Amendment to Amended and Restated Credit Agreement (364 Days) and Consent, dated as of June 17, 2002, among Nasco International, Inc., various financial institutions now or hereafter parties thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.16 (b) of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.13 (c)

Assumption Agreement, dated June 17, 2002, executed by The Aristotle Corporation pursuant to Section 3.1 of the Second Amendment to Amended and Restated Credit Agreement (364 Days) and Consent (See Exhibit 10.16(b)), incorporated herein by reference to Exhibit 10.16 (c) of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.14

Second Amended and Restated Mortgage (and Security Agreement and Assignment of Leases and Rents), dated as of August 21, 2001, by and between Nasco International, Inc., as Mortgagor, in favor of Bank of America, N.A., as agent incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).

10.15

Second Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 21, 2001, by Nasco International, Inc., as Mortgagor, in favor of Commonwealth Land Title Insurance Company, as Trustee for the benefit of Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).

44
10.16

Deed of Trust, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, dated as of August 21, 2001, by American Educational Products, Inc., as Mortgagor, in favor of The Public Trustee for the County of Larimer, State of Colorado, as Trustee for the benefit of Bank of America, N.A. incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).

10.17

Form of Stockholders Agreement by and among The Aristotle Corporation, Geneve Corporation and Nasco Holdings, Inc., incorporated herein by reference to Exhibit 99.3 of The Aristotle Corporation Current Report on Form 8-K dated November 27, 2001.

10.18

Assumption of Mortgage and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A., incorporated herein by reference to Exhibit 10.21 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.19

Assumption of Deed of Trust and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A., incorporated herein by reference to Exhibit 10.22 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.20

Assumption of Deed of Trust and Modification Agreement, dated as of July 12, 2002, by and between The Aristotle Corporation and Bank of America, N.A., incorporated herein by reference to Exhibit 10.23 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.21

Amended and Restated Subsidiary Pledge Agreement, dated as of June 27, 2002, by and between American Educational Products LLC and Bank of America, N.A., incorporated herein by reference to Exhibit 10.24 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.22

Amended and Restated Subsidiary Security Agreement, dated as of June 27, 2002, by and between American Educational Products LLC, the other subsidiaries party thereto and Bank of America, N.A., incorporated herein by reference to Exhibit 10.25 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.23

Amended and Restated Pledge Agreement, dated as of June 27, 2002, by and between The Aristotle Corporation and Bank of America, N.A., incorporated herein by reference to Exhibit 10.26 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.24

Amended and Restated Security Agreement, dated as of June 27, 2002, by and between The Aristotle Corporation and Bank of America, N.A., incorporated herein by reference to Exhibit 10.27 of The Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report.

99.1	Independent Auditors' Report on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000.
99.2+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
45

* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c).

+ Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(d) FINANCIAL STATEMENTS EXCLUDED FROM ANNUAL REPORT TO SHAREHOLDERS

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                Date: March 28, 2003

                                                                                /s/ Steven B. Lapin

                                                                                    Steven B. Lapin

                                                                                    President and Chief Operating Officer

                                                                                    (Principal Executive Officer)

                                                                                   Date: March 28, 2003

                                                                                  /s/ Dean T. Johnson

                                                                                        Dean T. Johnson

                                                                                        Chief Financial Officer

                                                                                        (Principal Financial and Accounting Officer)

POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven B. Lapin, Dean T. Johnson, and H. William Smith, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.
Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer, and Director	March 28, 2003
Steven B. Lapin

/s/ Dean T. Johnson	Chief Financial Officer	March 28, 2003
Dean T. Johnson

/s/ John J. Crawford	Director	March 28, 2003
John J. Crawford

/s/ John Lahey	Director	March 28, 2003
John Lahey

/s/ Donald T. Netter	Director	March 28, 2003
Donald T. Netter

/s/ Edward Netter	Director	March 28, 2003
Edward Netter

/s/ Sharon M. Oster	Director	March 28, 2003
Sharon M. Oster

/s/ James G. Tatum	Director	March 28, 2003
James G. Tatum

/s/ Roy T.K. Thung	Director	March 28, 2003
Roy T.K. Thung

CERTIFICATION OF PRESIDENT AND CHIEF OPERATING OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven B. Lapin, certify that:

  I have reviewed this annual report on Form 10-K of The Aristotle Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dean T. Johnson, certify that:

  I have reviewed this annual report on Form 10-K of The Aristotle Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Dean T. Johnson

Dean T. Johnson

Chief Financial Officer

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing certain officers of the Company to file amendments to this Report, are located on the signature page of this Report.

99.1	Independent Auditors' Report on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.