Form 10-Q
period 2003-03-31
ARISTOTLE CORP
filed 2003-05-13
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [] No [X]

As of May 1, 2003, 17,031,687 shares of Common Stock, 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited)
	and December 31, 2002	1
	Condensed Consolidated Statements of Earnings for the Three Months
	ended March 31, 2003 and 2002 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three Months
	ended March 31, 2003 and 2002 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Assets	March 31, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$4,960	11,299
Accounts receivable, net	14,192	12,452
Inventories	29,942	27,941
Prepaid expenses and other	7,722	7,766
Deferred income taxes	7,251	7,251
Total current assets	64,067	66,709

Property, plant and equipment, net	11,556	9,153

Goodwill	7,008	7,008
Deferred income taxes	20,729	21,761
Other assets	426	430
Total assets	$103,786	105,061

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$9,143	9,108
Trade accounts payable	6,216	5,522
Accrued expenses	3,507	3,979
Accrued dividends payable	-	2,150
Income taxes	137	1,005
Total current liabilities	19,003	21,764

Long-term debt, less current installments	29,154	27,579

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated
value; $.01 par value; 2,400,000 shares authorized, 1,046,716 shares
issued and outstanding	6,280	6,280
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,031,687
shares issued and outstanding	170	170
Additional paid-in capital	382	251
Accumulated deficit	(16,822)	(16,624)
Accumulated other comprehensive loss	(141)	(119)
Total stockholders' equity	55,629	55,718
Total liabilities and stockholders' equity	$103,786	105,061

The accompanying notes are an integral part of these condensed consolidated finanical statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)
	Three Months Ended
	March 31,
	2003	2002

Net sales	$35,441	34,529
Cost of sales	22,203	22,278
Gross profit	13,238	12,251

Selling and administrative expense	9,786	9,409
Earnings from operations	3,452	2,842

Other expense (income):
Interest expense	308	459
Other, net	(49)	30
	259	489
Earnings before income taxes	3,193	2,353

Income taxes:
Current	209	901
Deferred	1,032	-
	1,241	901
Net earnings	1,952	1,452

Preferred dividends	2,150	-
Net earnings (loss) applicable to common shareholders	$(198)	1,452

Earnings (loss) per common share:
Basic	$(0.01)	0.10
Diluted	$(0.01)	0.10

Weighted average common shares outstanding:
Basic	17,031,687	15,000,000
Diluted	17,031,687	15,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)
	Three Months Ended
	March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,952	1,452
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	410	378
Stock option compensation	131	-
Loss on sale of property, plant and equipment	17	-
Deferred income taxes	1,032	-
Change in assets and liabilities:
Accounts receivable	(1,740)	(1,733)
Inventories	(2,001)	(4,525)
Prepaid expenses and other	44	(984)
Other assets	4	4
Trade accounts payable	694	3,345
Accrued expenses and other liabilities	(1,362)	7
Net cash used in operating activities	(819)	(2,056)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,833)	(324)
Proceeds from the sale of property, plant and equipment	3	-
Net cash used in investing activities	(2,830)	(324)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,637	5
Principal payments on long-term debt	(27)	-
Preferred dividends paid	(4,300)	-
Net cash provided by (used in) financing activities	(2,690)	5

Net decrease in cash	(6,339)	(2,375)

Cash and cash equivalents at beginning of period	11,299	4,465
Cash and cash equivalents at end of period	$4,960	2,090

Supplemental cash flow information
Cash paid during the period for:
Interest	$306	443
Income taxes	$1,077	242

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

  Nature of Operations and Basis of Presentation

  The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a holding company which, through its subsidiaries, is a leading manufacturer and global distributor of educational, health and agricultural products.

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

  Nasco, founded in 1941, is a leading manufacturer and global distributor of educational, health and agricultural products. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco, as well as those bearing the brands of Triarco, Summit Learning, Hubbard Scientific, Scott Resources and Spectrum Educational Supplies. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials, and items for the agriculture, senior care and food industries. Nasco, together with Simulaids, also offers simulation kits and manikins used for training in cardiopulmonary resuscitation, and the fire and emergency rescue and patient care fields. The Company markets proprietary product lines throughout all of its catalogs that provide exclusive distribution rights. The proprietary product lines are developed internally through the Company's research and development efforts and externally through licensing rights from third parties.

  On December 31, 2002, Aristotle sold its 80% ownership interest in Safe Passage in exchange for certain contingent payments. The contingent payments are payable through 2008 and are based upon the financial performance of Safe Passage. The business and activities of Safe Passage were not material to the operations of the Company.

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes included in the Company's Proxy Statement-Prospectus dated May 15, 2002 and Annual Report on Form 10-K for the year ended December 31, 2002.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2003

  (Unaudited)
  Recently Issued Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial statements for the quarter ended March 31, 2003.

  In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of SFAS 146 did not have a material effect on the Company's financial statements for the quarter ended March 31, 2003.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("Interpretation 46"). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Interpretation 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when Interpretation 46 becomes effective. The application of Interpretation 46 did not have a material effect on the Company's financial statements for the quarter ended March 31, 2003.

  Stock Options

  The Company has two stock plans available to employees, directors and consultants. In 2002, the Company adopted a change in accounting principle to adopt the fair value-based recognition and measurement provisions of SFAS No.123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options granted on or after January 1, 2002 as an expense on its income statement over the vesting period of the grant. Previously, the Company accounted for fixed plan stock option grants using the intrinsic value-based method, and recognized expense only when the grant date fair value of the underlying stock exceeded the exercise price under the award. The total fair value of the options issued during the three month period ended March 31, 2003 was $.4 million. The total fair value of options granted under the 2002 Employee, Director and Consultant Stock Plan is recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded compensation expense related to issued stock options of approximately $.1 million for the first quarter of 2003. No compensation expense related to issued stock options was recorded for the first quarter of 2002. The expected annual impact on net earnings before income taxes of the options granted to date is a reduction of approximately $.5 million.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2003

  (Unaudited)

  Stockholders' Equity

  Changes in stockholders' equity for the three months ended March 31, 2003 are as follows (in thousands):
Balance at December 31, 2002	$55,718
Net earnings	1,952
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(22)
Comprehensive earnings	1,930
Stock option compensation	131
Preferred dividends	(2,150)
Balance at March 31, 2003	$55,629

  Earnings per Common Share

  Basic earnings per share are calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

  Shares of Common Stock available for issue upon conversion of the 1,046,716 shares of Series I Preferred Stock and 135,258 shares related to vested stock options were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the three months ended March 31, 2003.

  Segment Reporting

The Company's business activities are organized into two business segments, educational and commercial. The educational segment relates to instructional teaching aids and materials, which are distributed to educational institutions principally in North America, for kindergarten through grade 12 classes, and for nursing school and emergency medical instructors. Products in the educational segment are marketed primarily through catalogs. The growth potential of the educational segment is directly related to school enrollments and the strength of government funding of education. The commercial segment relates to agricultural products, sterile sampling containers and systems, materials for nursing home activities and novelty and gift products. Products in the commercial segment are marketed through catalogs nationwide, and through a worldwide dealer network covering more than 60 countries. Market growth in the commercial segment is principally impacted by the general economic conditions of world agriculture, the increasing size of the aged population, as well as increasing global awareness of food and water quality standards. The Company evaluates the performance of these segments based on segment net sales and gross profit.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

The following table presents segment information for the three months ended March 31 (in thousands):

	2003	2002
Net sales:
Educational	$29,000	27,262
Commercial	7,728	7,514
Intercompany	(1,287)	(247)
Net sales	$35,441	34,529
Gross profit:
Educational	$11,695	10,753
Commercial	2,817	2,678
Other costs of sales	(1,274)	(1,180)
Gross profit	$13,238	12,251

The following table presents segment information as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002
Identifiable assets:
Educational	$30,726	26,613
Commercial	5,000	4,715
Other corporate assets	68,060	73,733
Identifiable assets	$103,786	105,061

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company (after giving effect to the Merger), on a consolidated basis, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The following table sets forth selected financial data as a percentage of net sales for the three months ended March 31:

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	62.6	64.5
Gross profit	37.4	35.5

Selling and administrative expense	27.6	27.2
Earnings from operations	9.8	8.3

Other expense (income):
Interest expense	0.9	1.3
Other, net	(0.1)	0.1
	0.8	1.4
Earnings before income taxes	9.0	6.9

Income taxes	3.5	2.6
Net earnings	5.5%	4.3%

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Sales

Net sales for the three months ended March 31, 2003 increased 2.6% to $35.4 million compared to net sales of $34.5 million for the comparable period in 2002. The growth in net sales in the first quarter of 2003 is positively impacted by the inclusion of net sales from Simulaids, which was acquired in the Merger on June 17, 2002. Simulaids contributed $1.9 million in net sales in the first quarter of 2003, compared to none in the first quarter of 2002. Excluding the net sales from Simulaids, net sales decreased 2.8% from the first quarter of 2002. Net sales in the educational segment, totaling $29.0 million, increased 6.4% in the first quarter of 2003 from $27.3 million in the first quarter of 2002. Excluding the net sales from Simulaids, educational net sales decreased 3.8% from the first quarter of 2002. The commercial segment recorded net sales of $7.7 million in the first quarter of 2003, increasing 2.8% versus the prior year. The lack of growth in educational net sales reflects the downturn in the U.S. economy as well as budgetary uncertainty in the U.S. education sector.

Gross Profit

Gross profit for the three months ended March 31, 2003 increased 8.1% to $13.2 million from $12.3 million for the comparable period in 2002. Gross profit margin increased to 37.4% in the first quarter of 2003 from 35.5% in the first quarter of 2002. The increase in gross profit margin is primarily due to the inclusion of Simulaids in operations for the first quarter of 2003. Excluding the gross profit realized from Simulaids, the gross profit margin would be 35.8% in the first quarter of 2003, compared to the first quarter of 2002 gross profit margin of 35.5%. The educational segment yielded a gross profit margin of 40.3% in the first quarter of 2003, improving on the first quarter of 2002 gross profit margin of 39.4%. Excluding the incremental Simulaids gross profit, education gross profit margin was 39.6% in the first quarter of 2003 compared to 39.4% in the first quarter of 2002. The commercial gross profit margin was 36.5% in the first quarter of 2003, increasing from 35.6% in the first quarter of 2002.

Selling and Administrative Expenses

Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the three months ended March 31, 2003 increased 4.0% to $9.8 million from $9.4 million in the comparable period in 2002. As a percent of net sales, selling and administrative expenses increased to 27.6% in the first quarter of 2003 from 27.2% in the first quarter of 2002. The increase in selling and administrative expenses is primarily due to the following: (i) inclusion of $.4 million in expenses of Simulaids in operations for the first quarter of 2003; (ii) excluding Simulaids, an increase in group health care costs by 82.6% to $.8 million in the first quarter of 2003; and (iii) inclusion of non-cash stock compensation expense of $.1 million in the first quarter of 2003. These increases are partially offset by labor efficiencies and elimination of management fees in the first quarter of 2003. Excluding Simulaids, selling and administrative expenses in the first quarter of 2003 were comparable to the first quarter of 2002.

In 2002, the Company adopted a change in accounting principles to recognize the fair value of stock options granted on or after January 1, 2002 as an expense on its Condensed Consolidated Statement of Earnings. In the first quarter of 2003, the Company recorded $.1 million in compensation expense related to grants of stock options to certain employees, directors and consultants compared to none in the first quarter of 2002.

Prior to the Merger, the Company paid a management fee to Nasco Holdings, Inc. ("NHI"), a subsidiary of Geneve. Under the terms of the management agreement, NHI provided to the Company specified legal, tax and other corporate services. In the first quarter of 2002, the management fee paid to NHI was $.4 million. The management agreement was terminated upon consummation of the Merger.

Interest Expense

Interest expense decreased 32.9% to $.3 million for the three months ended March 31, 2003, compared to $.5 million for the comparable period in 2002. The decrease in interest expense is due to the decline in the average interest rate on the Company's debt and the reduction in outstanding debt of $6.1 million. At December 31, 2002, the Company's credit agreements assessed interest at an annual average rate of 3.3%. The applicable interest rate increased slightly during the first quarter of 2003, to 3.4% by March 31, 2003. The increase in the applicable interest rate is due to a mortgage entered into on March 21, 2003 for $1.6 million bearing interest at 6.5% per annum. This mortgage is related to a warehouse and office facility acquired in the first quarter of 2003 and located in Newmarket, Ontario, Canada for the Company's Spectrum operations. The average annual rate of interest on the Company's debt was 3.3% in the first quarter of 2003, compared to 4.1% in the first quarter of 2002.

Income Tax Provision

The income tax provision for the three months ended March 31, 2003 was $1.2 million compared to a provision amounting to $.9 million for the comparable period in 2002. These tax provisions reflect effective tax rates of 38.9% and 38.3% for the first quarters of 2003 and 2002, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Canadian and state income taxes. At March 31, 2003, the balance sheet contains a net deferred tax asset of $28.0 million, net of a valuation allowance of $12.3 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in the application of purchase accounting to the Merger. Approximately $1.0 million of the income tax provision for the first quarter of 2003 related to the utilization of these Federal net operating tax loss carryforwards. Although the reported earnings for the first quarter of 2003 are shown after-tax, approximately $1.0 million of cash from operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards. Except for potential Federal Alternative Minimum Tax obligations, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next four years.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had working capital of $45.1 million, increasing from $44.9 million at December 31, 2002. Cash and cash equivalents decreased $6.3 million in the first quarter of 2003, ending the quarter at $5.0 million. This decrease in cash and cash equivalents is primarily due to the following activities:

  The Company used cash of $.8 million for operations during the first quarter of 2003 compared to $2.1 million in the first quarter of 2002.

  During the first quarter of 2003, cash used in operations was principally the result of earnings plus deferred income taxes of $1.0 million and depreciation and amortization of $.4 million less changes in current assets and liabilities of $4.4 million. For the first quarter of 2002, cash used in operations was principally the result of earnings plus depreciation of $.4 million less changes in current assets and liabilities of $3.9 million. These changes in current assets and liabilities are typical for the first quarter as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year, primarily due to increased educational shipments coinciding with the Fall start of new school years. Inventory levels increase in March through June in anticipation of the peak shipping season. The majority of shipments are made between June and August and the majority of cash receipts are collected from August through October.

  The Company used $2.8 million in investing activities for the first quarter of 2003, primarily the result of the purchase of an 83,000 square foot facility, located in Newmarket, Ontario, Canada, for $2.5 million. This facility, which contains both warehouse and office space, will be the main distribution and operations location for the Company's Spectrum operations. Other capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.3 million for each of the first quarters of 2003 and 2002.

  Financing activities used $2.7 million in the first quarter of 2003. The debt proceeds of $1.6 million were related to a mortgage on the new Spectrum facility. The mortgage carries interest at 6.5% per annum and is payable in monthly principal and interest installments over ten years. The Company paid cash dividends of $4.3 million on its Series I and Series J Preferred Stock in the first quarter of 2003 compared to none in the first quarter of 2002. Of the cash dividends paid, $2.1 million and $2.2 million were accreted in the fourth quarter of 2002 and first quarter of 2003, respectively.

The Company's current credit facility, with an outstanding balance of $36.0 million at March 31, 2003, is supported by variable rate promissory notes due in scheduled reductions of $4.5 million on each September 30 and December 31, with a final installment of $500,000 due in March 2006. The credit facility is collateralized by certain property, plant and equipment, certain accounts receivable, shares of certain of the Company's subsidiaries capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. This debt carries a variable rate of interest that is based on LIBOR rates and is adjusted from time to time within a one to six month term based on LIBOR rates in effect at the dates of rate adjustment. At March 31, 2003, the weighted average interest rate on this debt was 3.2%. The credit facility currently has a committed LIBOR rate of interest (including applicable margins) of approximately 3.2% which is effective until April 30, 2003.

The Company maintains a $2.5 million secured bank line of credit for working capital purposes, of which no amount was outstanding at March 31, 2003. No draws were made against the facility during the first quarters of 2003 and 2002. The Company anticipates that the line of credit, which expires on June 16, 2003, will be renewed for another one-year term. The line of credit is also collateralized by certain property, plant and equipment, certain accounts receivable, shares of certain of the Company's subsidiaries' capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries.

Capital resources in the future are expected to be used for the development of catalogs and product lines, and to acquire additional businesses. The Company anticipates that there will be sufficient financial resources to meet projected working capital and other cash requirements for at least the next twelve months.

SIGNIFICANT ACCOUNTING POLICIES

The Company believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements:

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

Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs incurred in the development, production and circulation of catalogs on the Condensed Consolidated Balance Sheet until the related catalog is mailed, at which time they are amortized into Selling and Administrative Expense over the estimated sales realization cycle of one year, using the straight-line method.

Goodwill - The Company adopted SFAS No. 141, Business Combinations ("SFAS 141"), as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company also adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company has evaluated its goodwill at December 31, 2002, and determined that there has been no impairment of goodwill.

Taxes - At March 31, 2003, the balance sheet contains a net deferred tax asset of approximately $28.0 million, net of a valuation allowance of approximately $12.3 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of approximately $80.0 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. However, events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset at March 31, 2003 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, credit risk and interest rate risk are the primary sources of market risk in the Company's accounts receivable and long-term borrowings, respectively.

QUANTITATIVE

The Company's long-term borrowings as of March 31, 2003 are as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONEYEAR
LONG-TERM BORROWINGS
Amount	$9.1	$29.2
Weighted average interest rate	3.4%	3.4%
Fair market value	$9.1	$29.2

The fair market value of long-term borrowings equals the face amount of long-term borrowings outstanding because the underlying rate of interest is variable based upon LIBOR rates that reflect current market rates of interest.

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

Credit Risk: The Company provides credit in the normal course of business to its customers in both the educational and commercial segments. No single customer accounted for more than 10% of sales in the first quarters of either 2003 or 2002. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including its President and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. Based on that evaluation, each of the President and the Chief Financial Officer has concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that each of the President and the Chief Financial Officer completed his respective evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFE HARBOR UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

To the extent that any of the statements contained in this Form 10-Q are forward-looking, such statements are based on current expectations that involve a number of uncertainties and risks. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired companies; (iv) the ability of the Company to retain and utilize its federal net operating tax loss carryforward position; and (v) general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the Securities and Exchange Commission, including its Forms 10-K, 10-Q and 8-K.

___________________________________________________________________________________________________________________________________________________________________________________

Reference is also made to the risk factors set forth in the Company's final prospectus dated May 15, 2002 which was filed in connection with the Merger with Nasco International, Inc.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See Page 17 for the Exhibit index.

(b) REPORTS ON FORM 8-K

The Company has filed the following reports on Form 8-K since the beginning of the first quarter of fiscal year 2003:

  On February 28, 2003, the Company filed a Current Report on Form 8-K under Item 5 and Item 7, announcing its financial results for the year ended December 31, 2002 and the declaration of dividends on its outstanding preferred stock.

  On May 2, 2003, the Company filed a Current Report on Form 8-K under Item 5 and Item 7, announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                    Date: May 13, 2003

                                                                                                    /s/ Steven B. Lapin

                                                                                                    Steven B. Lapin

                                                                                                    President and Chief Operating Officer

      (Principal Executive Officer)

                                                                                                     Date: May 13, 2003

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

  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                    Date: May 13, 2003

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

  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                        Date: May 13, 2003

                                                                                                        /s/ Dean T. Johnson

                                                                                                        Dean T. Johnson

                                                                                                        Chief Financial Officer

                                                                                                        (Principal Financial and Accounting Officer)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
99.1+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2+	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.