Form 10-Q
period 2003-06-30
ARISTOTLE CORP
filed 2003-08-12
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST12, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

(203) 358-8000

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

Yes [] No [X]

As of August 1, 2003, 17,031,687 shares of Common Stock, 1,046,716 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited)
	and December 31, 2002	1
	Condensed Consolidated Statements of Earnings for the Three and Six
	Months ended June 30, 2003 and 2002 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2003 and 2002 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	18

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Assets	June 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$8,850	11,299
Accounts receivable, net	19,152	12,452
Inventories	34,705	27,941
Prepaid expenses and other	6,102	7,766
Deferred income taxes	7,251	7,251
Total current assets	76,060	66,709

Property, plant and equipment, net	17,126	9,153

Goodwill	10,908	7,008
Deferred income taxes	19,315	21,761
Other assets	333	430
Total assets	$123,742	105,061

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$10,560	9,108
Trade accounts payable	12,216	5,522
Accrued expenses	3,798	3,979
Accrued dividends payable	2,150	2,150
Income taxes	690	1,005
Total current liabilities	29,414	21,764

Long-term debt, less current installments	37,463	27,579

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated
value; $.01 par value; 2,400,000 shares authorized, 1,046,716 shares
issued and outstanding	6,280	6,280
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,031,687
shares issued and outstanding	170	170
Additional paid-in capital	512	251
Accumulated deficit	(15,626)	(16,624)
Accumulated other comprehensive loss	(231)	(119)
Total stockholders' equity	56,865	55,718
Total liabilities and stockholders' equity	$123,742	105,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$42,961	43,322	78,402	77,851
Cost of sales	26,734	27,987	48,937	50,264
Gross profit	16,227	15,335	29,465	27,587

Selling and administrative expense	10,332	10,053	20,118	19,518
Earnings from operations	5,895	5,282	9,347	8,069

Other expense (income):
Interest expense	371	508	679	966
Other, net	(6)	8	(55)	(17)
	365	516	624	949
Earnings before income taxes and extraordinary
gain	5,530	4,766	8,723	7,120

Income taxes:
Current	770	1,610	979	2,512
Deferred	1,414	330	2,446	330
	2,184	1,940	3,425	2,842
Earnings before extraordinary gain	3,346	2,826	5,298	4,278

Extraordinary gain	-	20,237	-	20,237
Net earnings	3,346	23,063	5,298	24,515

Preferred dividends	2,150	306	4,300	306
Net earnings applicable to common shareholders	$1,196	22,757	998	24,209

Basic earnings per common share:
Earnings before extraordinary gain, applicable to
common shareholders	$0.07	0.16	0.06	0.26
Extraordinary gain	-	1.33	-	1.34
Net earnings applicable to common shareholders	$0.07	1.49	0.06	1.60

Diluted earnings per common share:
Earnings before extraordinary gain, applicable to
common shareholders	$0.07	0.16	0.06	0.26
Extraordinary gain	-	1.31	-	1.31
Net earnings applicable to common shareholders	$0.07	1.47	0.06	1.57

Weighted average common shares outstanding:
Basic	17,031,687	15,290,241	17,031,687	15,145,922
Diluted	17,120,547	15,518,106	17,144,852	15,373,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)
	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$5,298	24,515
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Extraordinary gain	-	(20,237)
Depreciation	858	797
Stock option compensation	261	17
Loss on sale of property, plant and equipment	18	10
Deferred income taxes	2,446	330
Change in assets and liabilities, net of effects of acquired business:
Accounts receivable	(6,254)	(4,835)
Inventories	(5,811)	(7,898)
Prepaid expenses and other	1,779	642
Other assets	97	(36)
Trade accounts payable	6,529	7,927
Accrued expenses and other liabilities	(892)	1,260
Net cash provided by operating activities	4,329	2,492

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,311)	(764)
Proceeds from the sale of property, plant and equipment	8	-
Cash acquired in merger with Nasco	-	3,272
Cash paid for acquisitions, net of cash acquired	(3,449)	-
Net cash provided by (used in) investing activities	(6,752)	2,508

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,410	-
Principal payments on long-term debt	(136)	(377)
Preferred dividends paid	(4,300)	-
Net cash used in financing activities	(26)	(377)

Net increase (decrease) in cash and cash equivalents	(2,449)	4,623

Cash and cash equivalents at beginning of period	11,299	4,465
Cash and cash equivalents at end of period	$8,850	9,088

Supplemental cash flow information
Cash paid during the period for:
Interest	$466	943
Income taxes	$1,294	400
Non-cash investing and financing activities:
Notes payable and capital lease executed in connection with acquisitions	$7,062	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

(Unaudited)

  Nature of Operations and Basis of Presentation

  The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health and agricultural products.

  Prior to June 17, 2002, Aristotle was a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), conducted business in two segments, the medical education and training products market and the computer-based training market. On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Immediately following the Merger, Aristotle's business was comprised of the operations of the Nasco group of companies, Simulaids and Safe Passage. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under accounting principles generally accepted in the United States of America. Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset of approximately $30.7 million, which was principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-merger goodwill and long-term assets of $8.3 million were reduced to zero and negative goodwill of $20.2 million was recognized as an extraordinary gain at the acquisition date.

  Nasco, founded in 1941, is a leading manufacturer and global distributor of educational, health and agricultural products. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco, as well as those bearing the brands of Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts and To-Sew. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials, and items for the agricultural, senior care and food industries. Nasco, together with Simulaids, also offers simulation kits and manikins used for training in cardiopulmonary resuscitation, and the fire and emergency rescue and patient care fields. The Company markets proprietary product lines throughout all of its catalogs that provide exclusive distribution rights. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally through licensing rights from third parties.

  On December 31, 2002, Aristotle sold its 80% ownership interest in Safe Passage in exchange for certain contingent payments. The contingent payments are payable through 2008 and are based upon the financial performance of Safe Passage. The business and activities of Safe Passage were not material to the operations of the Company.

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes included in the Company's Proxy Statement-Prospectus dated May 15, 2002, Annual Report on Form 10-K for the year ended December 31, 2002 and Quarterly Report on Form 10-Q for the quarter period ended March 31, 2003.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2003

  (Unaudited)

  (Unaudited)

  Business Combinations

  On May 31, 2003, Aristotle purchased 100% of the outstanding capital stock of Haan Crafts Corporation ("Haan"). Haan is a manufacturer and catalog distributor of sewing kits used in middle school and junior high school family and consumer science classrooms. The acquisition has complemented the Company's current product lines. The results of Haan's operations have been included in the consolidated financial statements since the date of such acquisition. The aggregate purchase price, net of cash acquired, was $5.3 million, including $3.5 million of cash and $1.8 million in seller financing. The purchase price allocation resulted in goodwill of $3.9 million attributable to the educational segment. In connection with the acquisition of Haan, Aristotle entered into a $1.2 million capital lease with the seller on a building facility.

  The following unaudited pro forma results of operations for three and six months ended June 30, 2003 and 2002 (in thousands) have been prepared as if the Haan acquisition had occurred on January 1, 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	$44,025	44,468	81,248	80,804
Earnings before extraordinary gain	3,486	2,872	5,896	4,672
Net earnings	$3,486	23,109	5,896	24,909
Preferred dividends	2,150	306	4,300	306
Net earnings applicable to
common shareholders	$1,336	22,803	1,596	24,603

Basic earnings per common share:
Earnings before extraordinary gain,
applicable to common shareholders	$0.08	0.17	0.09	0.29
Extraordinary gain	-	1.33	-	1.34
Net earnings applicable to common
shareholders	$0.08	1.50	0.09	1.63

Diluted earnings per common share:
Earnings before extraordinary gain,
applicable to common shareholders	$0.08	0.17	0.09	0.28
Extraordinary gain	-	1.31	-	1.31
Net earnings applicable to common
shareholders	$0.08	1.48	0.09	1.59

  The pro forma financial information above is provided for comparative purposes only and should not be construed to be indicative of the Company's results of operations had the acquisition been consummated on January 1, 2002, and is not intended to project the Company's results of operations for any future period.

  On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Nasco Holdings, Inc. ("Holdings"), a subsidiary of Geneve. This transaction was consummated in satisfaction of a contractual obligation entered into in connection with the Merger. The sole purpose of NHI is the ownership and management of a building facility, which had been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI and assumed the mortgage related to the property held by NHI.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2003

  (Unaudited)

  (Unaudited)

  Recently Issued Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial statements for the three and six months ended June 30, 2003.

  In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial statements for the three and six months ended June 30, 2003.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("Interpretation 46"). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Interpretation 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when Interpretation 46 becomes effective. The adoption of Interpretation 46 did not have a material effect on the Company's financial statements for the three and six months ended June 30, 2003.

  In November 2002, the EITF issued Issue No. 02-16, Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products) ("EITF 02-16"), effective for fiscal periods beginning after December 15, 2002. EITF Issue No. 02-16 requires cash consideration received from a vendor be recognized in the customer's financial statements as a reduction to cost of goods sold, unless certain limited conditions are met. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. The adoption of EITF 02-16 did not have a material effect on the Company's financial statements for the three and six months ended June 30, 2003.

  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial statements.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2003

  (Unaudited)

  (Unaudited)

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). An issuer previously classified many of those instruments as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

  Stock Options

  The Company has one stock plan available to employees, directors and consultants and one plan available to employees and directors. In 2002, the Company adopted a change in accounting principle to adopt the fair value-based recognition and measurement provisions of SFAS No.123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as an expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options granted on or after January 1, 2002 as an expense on its income statement over the vesting period of the grant. Previously, the Company accounted for fixed plan stock option grants using the intrinsic value-based method, and recognized expense only when the grant date fair value of the underlying stock exceeded the exercise price under the award. No stock options were issued during the three months ended June 30, 2003. The total fair value of the options issued during the six months ended June 30, 2003 was $0.4 million. The total fair value of options granted under the 2002 Employee, Director and Consultant Stock Plan is recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded compensation expense related to issued stock options of approximately $0.2 million for the three months ended June 30, 2003 compared to less than $0.1 million for the three months ended June 30, 2002. The Company recorded compensation expense related to issued stock options of approximately $0.3 million for the six months ended June 30, 2003 compared to less than $0.1 million for the six months ended June 30, 2002. The expected annual impact on earnings before income taxes of the options granted to date is a reduction of approximately $0.5 million.

  Comprehensive Earnings

  Comprehensive earnings for the three and six months ended June 30 is as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings	$3,346	23,063	5,298	24,515
Foreign currency translation
adjustment	(90)	(17)	(112)	5
Net unrealized investment gain	-	14	-	14
Comprehensive earnings	$3,256	23,060	5,186	24,534

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2003

  (Unaudited)

  Earnings per Common Share

  Basic earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

  Shares of Common Stock available for issue upon conversion of the 1,046,716 shares of Series I Preferred Stock were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the three and six months ended June 30, 2003 and 2002.

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

The following table presents segment profitability information for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales:
Educational	$36,727	35,974	65,727	63,235
Commercial	7,391	7,869	15,119	15,385
Intercompany	(1,157)	(521)	(2,444)	(769)
Net sales	$42,961	43,322	78,402	77,851
Gross profit:
Educational	$14,646	13,945	26,341	24,718
Commercial	2,713	2,937	5,530	5,617
Other costs of sales	(1,132)	(1,547)	(2,406)	(2,748)
Gross profit	$16,227	15,335	29,465	27,587

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

(Unaudited)

The following table presents segment identifiable asset information as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002
Identifiable assets:
Educational	$37,922	26,613
Commercial	5,020	4,715
Other corporate assets	80,800	73,733
Identifiable assets	$123,742	105,061

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company (after giving effect to the Merger), on a consolidated basis, for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The following table sets forth selected financial data as a percentage of net sales for the three and six months ended June 30:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	64.6	62.4	64.6
Gross profit	37.8	35.4	37.6	35.4

Selling and administrative expense	24.0	23.2	25.7	25.1
Earnings from operations	13.8	12.2	11.9	10.3

Other expense (income):
Interest expense	0.9	1.2	0.9	1.2
Other, net	-	-	(0.1)	-
	0.9	1.2	0.8	1.2
Earnings before income taxes
and extraordinary gain	12.9	11.0	11.1	9.1

Income taxes	5.1	4.5	4.4	3.7
Earnings before extraordinary gain	7.8	6.5	6.7	5.4

Extraordinary gain	-	46.7	-	26.0

Net earnings	7.8%	53.2%	6.7%	31.4%

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Sales

Net sales for the three months ended June 30, 2003 decreased slightly to $43.0 million from $43.3 million for the comparable period in 2002. Net sales for the second quarter of 2003 are positively impacted by the inclusion of net sales from Simulaids, which was acquired in the Merger on June 17, 2002. Simulaids contributed $2.1 million in net sales in the second quarter of 2003, compared to $0.2 million in the second quarter of 2002. Excluding the net sales from Simulaids, net sales decreased 5.1% from the second quarter of 2002. Net sales in the educational segment, totaling $36.7 million, increased 2.1% in the second quarter of 2003 from $36.0 million in the second quarter of 2002. Excluding the net sales from Simulaids, educational net sales decreased 5.0% from the second quarter of 2002. The commercial segment recorded net sales of $7.4 million in the second quarter of 2003 as compared to $7.9 million in the second quarter of 2002, decreasing 6.1% versus the prior year. The lack of growth in the educational segment reflects the continuing influence of state budget deficits while the decrease in commercial net sales reflects the general instability of general national and international economic conditions.

Gross Profit

Gross profit for the three months ended June 30, 2003 increased 5.8% to $16.2 million from $15.3 million for the comparable period in 2002 despite the slight decrease in net sales. Gross profit margin increased to 37.8% in the second quarter of 2003 from 35.4% in the second quarter of 2002. The increase in gross profit margin is primarily due to improved purchasing efforts which have reduced merchandise costs and the inclusion of Simulaids in operations for the second quarter of 2003. Excluding the gross profit realized from Simulaids, the gross profit margin would be 36.6% in the second quarter of 2003, compared to the second quarter of 2002 gross profit margin of 35.6%. The educational segment yielded a gross profit margin of 39.9% in the second quarter of 2003, improving on the second quarter of 2002 gross profit margin of 38.8%. Excluding the incremental Simulaids gross profit, the educational segment gross profit margin was 39.3% in the second quarter of 2003 compared to 38.7% in the second quarter of 2002. The commercial gross profit margin decreased to 36.7% in the second quarter of 2003 from 37.3% in the second quarter of 2002.

Selling and Administrative Expenses

Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the three months ended June 30, 2003 increased 2.8% to $10.3 million from $10.1 million in the comparable period in 2002. As a percent of net sales, selling and administrative expenses increased to 24.0% in the second quarter of 2003 from 23.2% in the second quarter of 2002. The increase in selling and administrative expenses is primarily due to the following: (i) inclusion of $0.4 million in expenses of Simulaids in operations for the second quarter of 2003; (ii) a 33.9% increase in group health care costs to $0.8 million in the second quarter of 2003; and (iii) inclusion of non-cash stock compensation expense of $0.2 million in the second quarter of 2003. These increases are partially offset by labor efficiencies and elimination of management fees in the second quarter of 2003. Excluding Simulaids, selling and administrative expenses in the second quarter of 2003 were comparable to the second quarter of 2002.

In 2002, the Company adopted a change in accounting principle to recognize the fair value of stock options granted on or after January 1, 2002 as an expense on its Condensed Consolidated Statement of Earnings over the service period. In the second quarter of 2003, the Company recorded $0.2 million in compensation expense related to grants of stock options to certain employees and directors compared to less than $0.1 million in the second quarter of 2002.

Prior to the Merger, the Company paid a management fee to Holdings pursuant to a management agreement (the "Management Agreement"). Under the terms of the Management Agreement, Holdings provided to the Company specified legal, tax and other corporate services. In the second quarter of 2002, the management fee accrued and payable to Holdings was $0.5 million. The Management Agreement was terminated upon consummation of the Merger.

Interest Expense

Interest expense decreased 27.0% to $.4 million for the three months ended June 30, 2003, compared to $.5 million for the comparable period in 2002. The decrease in interest expense is due to the decline in the average interest rate on the Company's debt to 3.6% in the second quarter of 2003 from 4.5% in the second quarter of 2002 and scheduled reductions in the Company's credit facility. At March 31, 2003, the Company's credit agreements assessed interest at an annual average rate of 3.4%. The applicable interest rate increased slightly during the second quarter of 2003, to 3.8% by June 30, 2003. The increase in the applicable interest rate is due to the assumption of a mortgage bearing interest at 5.8% per annum and certain notes payable and capital lease entered into by the Company during the three months ended June 30, 2003, which carry an average interest rate of 5.4% at June 30, 2003.

Income Tax Provision

The income tax provision for the three months ended June 30, 2003 was $2.2 million compared to a provision amounting to $1.9 million for the comparable period in 2002. These tax provisions reflect effective tax rates of 39.5% and 40.7% for the second quarters of 2003 and 2002, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Canadian and state income taxes. The increase in the effective tax rate in the second quarter from 38.9% in the first quarter of 2003 is primarily due to the successful fulfillment by our Spectrum group of a significant tender. At June 30, 2003, the balance sheet contains a net deferred tax asset of $26.6 million, net of a valuation allowance of $12.3 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in the application of purchase accounting to the Merger. Approximately $1.4 million of the income tax provision for the second quarter of 2003 related to the utilization of these Federal net operating tax loss carryforwards. Although the reported earnings for the second quarter of 2003 are shown after-tax, approximately $1.4 million of cash from operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards. Except for potential Federal Alternative Minimum Tax obligations, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next four years.

Extraordinary Gain

An extraordinary gain of $20.2 million was recognized during the three months ended June 30, 2002, which represented the negative goodwill arising principally from the deferred tax benefits recognized at the date of the Merger.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Sales

Net sales for the six months ended June 30, 2003 increased to $78.4 million from $77.8 million for the comparable period in 2002. Net sales for the first six months of 2003 are positively impacted by the inclusion of net sales from Simulaids. Simulaids contributed $4.0 million in net sales in the first six months of 2003, compared to $0.2 million in the first six months of 2002. Excluding the net sales from Simulaids, net sales decreased 4.1% from the first six months of 2002. Net sales in the educational segment, totaling $65.7 million, increased 3.9% in the first six months of 2003 from $63.2 million in the first six months of 2002. Excluding the net sales from Simulaids, educational net sales decreased 4.5% from the first six months of 2002. The commercial segment recorded net sales of $15.1 million in the first six months of 2003 versus $15.4 million for the comparable period in 2002. The lack of growth in the educational segment reflects the continuing influence of state budget deficits while the decrease in commercial net sales reflects the general instability of general national and international economic conditions.

Gross Profit

Gross profit for the six months ended June 30, 2003 increased 6.8% to $29.5 million from $27.6 million for the comparable period in 2002, exceeding the net sales growth rate for this period. The gross profit margin increased to 37.6% in the first six months of 2003 from 35.4% in the first six months of 2002. The increase in the gross profit margin is primarily due to the improved purchasing efforts to reduce merchandise costs and the inclusion of Simulaids in operations for the first six months of 2003. Excluding the gross profit realized from Simulaids, the gross profit margin would be 36.2% in the first six months of 2003, compared to the first six months of 2002 gross profit margin of 35.5%. The educational segment yielded a gross profit margin of 40.1% in the first six months of 2003, improving on the first six months of 2002 gross profit margin of 39.1%. Excluding the incremental Simulaids gross profit, educational gross profit margin was 39.4% in the first six months of 2003 compared to 39.0% in the first six months of 2002. The commercial gross profit margin of 36.6% for the first six months of 2003 remained consistent with the comparable period in 2002.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2003 increased 3.1% to $20.1 million from $19.5 million in the comparable period in 2002. As a percent of net sales, selling and administrative expenses increased to 25.7% in the first six months of 2003 from 25.1% in the first six months of 2002. The increase in selling and administrative expenses is primarily due to the following: (i) inclusion of $0.8 million in expenses of Simulaids in operations for the first six months of 2003; (ii) a 54.1% increase in group health care costs to $1.6 million in the first six months of 2003; and (iii) an increase of $0.2 million in non-cash stock compensation expense related to grants of stock options to certain employees and directors in the first six months of 2003. These increases are partially offset by labor efficiencies and elimination of management fees in the first six months of 2003. Excluding Simulaids, selling and administrative expenses in the first six months of 2003 were comparable to the first six months of 2002.

In the first six months of 2002, the management fee accrued and payable to Holdings under the Management Agreement was $0.9 million. The Management Agreement was terminated upon consummation of the Merger.

Interest Expense

Interest expense decreased 29.7% to $.7 million for the six months ended June 30, 2003, compared to $1.0 million for the comparable period in 2002. The decrease in interest expense is due to the decline in the average interest rate on the Company's debt to 3.5% in the first six months of 2003 from 4.3% in the first six months of 2002 and scheduled reductions in the Company's credit facility. At December 31, 2002, the Company's credit agreements assessed interest at an annual average rate of 3.3%. The applicable interest rate increased slightly during the first six months of 2003, to 3.8% by June 30, 2003. The increase in the applicable interest rate is due to the following:

  Mortgages entered into and assumed by the Company on March 12, 2003 and May 31, 2003, respectively, which carry an average interest rate of 6.1% at June 30, 2003.

  Certain notes payable and capital lease entered into by the Company on May 31, 2003, which carry an average interest rate of 5.4% at June 30, 2003.

Income Tax Provision

The income tax provision for the six months ended June 30, 2003 was $3.4 million compared to a provision amounting to $2.8 million for the comparable period in 2002. These tax provisions reflect effective tax rates of 39.3% and 39.9% for the first six months of 2003 and 2002, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Canadian and state income taxes. Approximately $2.4 million of the income tax provision for the first six months of 2003 related to the utilization of the Federal net operating tax loss carryforwards. Although the reported earnings for the first six months of 2003 are shown after-tax, approximately $2.4 million of cash from operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards.

Extraordinary Gain

An extraordinary gain of $20.2 million was recognized during the six months ended June 30, 2002, which represented the negative goodwill arising principally from the deferred tax benefits recognized at the date of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $2.4 million in the first six months of 2003, ending the period at $8.9 million. This decrease in cash and cash equivalents is primarily due to the following activities:

  The Company generated cash of $4.3 million for operations during the first six months of 2003 compared to $2.5 million in the first six months of 2002.

  During the first six months of 2003, cash generated from operations was principally the result of net earnings plus deferred income taxes of $2.4 million, depreciation of $0.9 million and stock option compensation of $0.3 million less changes in current assets and liabilities of $4.6 million. For the first six months of 2002, cash generated from operations was principally the result of net earnings plus deferred income taxes of $0.3 million and depreciation of $0.8 million less changes in current assets and liabilities of $2.9 million. These changes in current assets and liabilities are typical for the first six months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year, primarily due to increased educational shipments coinciding with the Fall start of the new school year. Inventory levels increase in March through June in anticipation of the peak shipping season. The majority of shipments are made between June and August and the majority of cash receipts are collected from August through October.

  The Company used $6.8 million for investing activities in the first six months of 2003. These activities included the purchase of an operating facility in Newmarket, Ontario, Canada and the acquisitions of Haan and NHI. As a result of the Merger, cash increased by $3.3 million in the first six months of 2002. Other capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $0.8 million for each of the first six months of 2003 and 2002.

  Financing activities used less than $0.1 million in the first six months of 2003 versus $0.4 million for the comparable period in 2002. For the first six months of 2003, the debt proceeds of $4.4 million were primarily related to a certain mortgage and note payable entered into by the Company, which carry an average interest rate of 5.7% at June 30, 2003. The Company paid cash dividends of $4.3 million on its Series I and Series J Preferred Stock in the first six months of 2003 compared to none in the first six months of 2002. Of the cash dividends paid, $2.1 million and $2.2 million were accreted in the fourth quarter of 2002 and first quarter of 2003, respectively.

The Company's current credit facility, with an outstanding balance of $36.0 million at June 30, 2003, is supported by variable rate promissory notes due in scheduled reductions of $4.5 million on each September 30 and December 31, with a final installment of $9.0 million due in March 2006. The Company's credit facility is collateralized by certain property, plant and equipment, certain accounts receivable, shares of certain of the Company's subsidiaries' capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. This debt carries a variable rate of interest that is based on LIBOR rates and is adjusted from time to time within a one to six month term based on LIBOR rates in effect at the dates of rate adjustment. At June 30, 2003, the weighted average interest rate on this debt was 3.2%. The credit facility currently has a committed LIBOR rate of interest (including applicable margins) of approximately 3.0% which is effective until August 29, 2003.

The Company maintains a $2.5 million secured bank line of credit for working capital purposes, of which no amount was outstanding at June 30, 2003. No draws were made against the facility during the first six months of 2003 and 2002. The line of credit, which expires on June 14, 2004, is also collateralized by certain property, plant and equipment, certain accounts receivable, shares of certain of the Company's subsidiaries' capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries.

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

Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs, less vendor rebates, incurred in the development, production and circulation of catalogs on the Condensed Consolidated Balance Sheet until the related catalog is mailed, at which time they are amortized into Selling and Administrative Expense over the estimated sales realization cycle of one year, using the straight-line method.

Goodwill - The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company has evaluated its goodwill at December 31, 2002, and determined that there has been no impairment of goodwill.

Taxes - At June 30, 2003, the balance sheet contains a net deferred tax asset of approximately $26.6 million, net of a valuation allowance of approximately $12.3 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of approximately $76.0 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. However, events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset at June 30, 2003 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, credit risk and interest rate risk are the primary sources of market risk in the Company's accounts receivable and long-term borrowings, respectively.

QUANTITATIVE

The Company's long-term borrowings as of June 30, 2003 are as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR
LONG-TERM BORROWINGS
Amount	$10.6	$37.5
Weighted average interest rate	3.8%	3.8%
Fair market value	$10.6	$37.5

The fair market value of long-term borrowings equals the face amount of long-term borrowings outstanding because the underlying rate of interest is variable based upon LIBOR rates that reflect current market rates of interest.

QUALITATIVE

Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in long-term borrowings, which have variable interest rates based on LIBOR rates. Assuming no other change in financial structure, an increase of 1% in the variable interest rate for long-term borrowings would decrease pre-tax earnings by approximately $0.4 million. This amount is determined by considering a 1% increase in interest on the average variable rate long-term borrowings estimated to be outstanding in 2003.

Credit Risk: The Company provides credit in the normal course of business to its customers in both the educational and commercial segments. No single customer accounted for more than 10% of sales in the three and six months ended June 30, 2003 and 2002. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 20, 2003, the Company held its annual meeting of stockholders.

  At the annual meeting of stockholders, John J. Crawford, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, Sharon M. Oster, James G. Tatum and Roy T.K. Thung were elected as directors. Following the annual meeting of stockholders, the Board of Directors of the Company was comprised of John J. Crawford, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, Sharon M. Oster, James G. Tatum and Roy T.K. Thung.

  The following matters were voted upon at the annual meeting of stockholders of the Company held on June 20, 2003:

  A proposal to elect John J. Crawford, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, Sharon M. Oster, James G. Tatum and Roy T.K. Thung as members of the Company's Board of Directors. Each nominee was elected to the Board of Directors by the following vote:

John J. Crawford
Votes cast for election	17,295,120

Votes withheld	7,075

John L. Lahey
Votes cast for election	17,295,477

Votes withheld	6,718

Steven B. Lapin
Votes cast for election	17,295,472

Votes withheld	6,724

Donald T. Netter
Votes cast for election	17,295,502

Votes withheld	6,689

Edward Netter
Votes cast for election	17,295,521

Votes withheld	6,675

Sharon M. Oster
Votes cast for election	17,295,507

Votes withheld	6,689

James G. Tatum
Votes cast for election	17,295,436

Votes withheld	6,759

Roy T.K. Thung
Votes cast for election	17,295,429

Votes withheld	6,767

  A proposal to approve certain amendments to the Company's 2002 Employee, Director and Consultant Stock Plan. This proposal was adopted by the stockholders by the following vote:

Votes cast for this proposal	17,437,011

Votes cast against this proposal	215,308

Abstentions	22,424

  A proposal to ratify the appointment of KPMG, LLP as the Company's independent auditors for the fiscal year ended December 31, 2003. This proposal was adopted by the stockholders by the following vote:

Votes cast for this proposal	17,299,470

Votes cast against this proposal	1,980

Abstentions	1,490

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See Page 20 for the Exhibit index.

(b) REPORTS ON FORM 8-K

The Company has filed the following reports on Form 8-K during the quarter ended June 30, 2003:

  On May 2, 2003, the Company filed a Current Report on Form 8-K under Item 5 and Item 7, announcing its financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

Date: August 12, 2003 (Principal Executive Officer)

/s/ Dean T. Johnson

Dean T. Johnson

Chief Financial Officer

Date: August 12, 2003 (Principal Financial and Accounting Officer)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

CERTIFICATION OF PRESIDENT AND CHIEF OPERATING OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven B. Lapin, certify that:

  I have reviewed this quarterly report on Form 10-Q of The Aristotle Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

    disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

Date: August 12, 2003 (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dean T. Johnson, certify that:

  I have reviewed this quarterly report on Form 10-Q of The Aristotle Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

    disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

/s/ Dean T. Johnson

Dean T. Johnson

Chief Financial Officer

Date: August 12, 2003 (Principal Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Aristotle Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "SEC") on the date hereof (the "Report"), I, Steven B. Lapin, President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven B. Lapin *

Steven B. Lapin

President and Chief Operating Officer

August 12, 2003 (Principal Executive Officer)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Aristotle Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission ("the SEC") on the date hereof (the "Report"), I, Dean T. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dean T. Johnson *

Dean T. Johnson

Chief Financial Officer

August 12, 2003 (Principal Financial and Accounting Officer)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.