Form 10-Q
period 2003-09-30
ARISTOTLE CORP
filed 2003-11-13
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes [] No [X]

As of November 1, 2003, 17,047,254 shares of Common Stock, 1,053,522 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited)
	and December 31, 2002	1
	Condensed Consolidated Statements of Earnings for the Three and Nine
	Months ended September 30, 2003 and 2002 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2003 and 2002 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Assets	September 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$7,058	11,299
Accounts receivable, net	22,109	12,452
Inventories	29,804	27,941
Prepaid expenses and other	5,777	7,766
Deferred income taxes	7,251	7,251
Total current assets	71,999	66,709

Property, plant and equipment, net	16,855	9,153

Goodwill	10,908	7,008
Deferred income taxes	16,743	21,761
Other assets	321	430
Total assets	$116,826	105,061

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$1,541	9,108
Trade accounts payable	8,889	5,522
Accrued expenses	4,148	3,979
Accrued dividends payable	-	2,150
Income taxes	680	1,005
Total current liabilities	15,258	21,764

Long-term debt, less current installments	41,356	27,579

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated
value; $.01 par value; 2,400,000 shares authorized, 1,053,122 and 1,046,716 shares issued and outstanding at September 30, 2003 and December 31, 2002,
respectively	6,319	6,280
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,046,854 and
17,031,687 shares issued and outstanding at September 30, 2003 and December
31, 2002, respectively	170	170
Additional paid-in capital	668	251
Accumulated deficit	(12,569)	(16,624)
Accumulated other comprehensive loss	(136)	(119)
Total stockholders' equity	60,212	55,718
Total liabilities and stockholders' equity	$116,826	105,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$51,953	55,485	130,355	133,337
Cost of sales	32,592	36,203	81,529	86,468
Gross profit	19,361	19,282	48,826	46,869

Selling and administrative expense	10,319	11,063	30,437	30,580
Earnings from operations	9,042	8,219	18,389	16,289

Other expense (income):
Interest expense	452	480	1,131	1,446
Other, net	(10)	(32)	(65)	(48)
	442	448	1,066	1,398
Earnings before income taxes and extraordinary
gain	8,600	7,771	17,323	14,891

Income taxes:
Current	821	1,000	1,800	3,511
Deferred	2,572	2,015	5,018	2,345
	3,393	3,015	6,818	5,856
Earnings before extraordinary gain	5,207	4,756	10,505	9,035

Extraordinary gain	-	-	-	20,237
Net earnings	5,207	4,756	10,505	29,272

Preferred dividends	2,150	2,191	6,450	2,498
Net earnings applicable to common shareholders	$3,057	2,565	4,055	26,774

Basic earnings per common share:
Earnings before extraordinary gain, applicable to
common shareholders	$.18	.15	.24	.41
Extraordinary gain	-	-	-	1.28
Net earnings applicable to common shareholders	$.18	.15	24	1.69

Diluted earnings per common share:
Earnings before extraordinary gain, applicable to
common shareholders	$.18	.15	.24	.41
Extraordinary gain	-	-	-	1.27
Net earnings applicable to common shareholders	$.18	.15	.24	1.68

Weighted average common shares outstanding:
Basic	17,033,069	17,031,687	17,032,153	15,788,860
Diluted	17,206,851	17,139,708	17,164,339	15,915,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)
	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$10,505	29,272
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Extraordinary gain	-	(20,237)
Depreciation	1,336	1,238
Stock option compensation	397	136
Loss on sale of property, plant and equipment	17	11
Deferred income taxes	5,018	2,345
Change in assets and liabilities, net of effects of acquired business:
Accounts receivable	(9,211)	(9,873)
Inventories	(910)	(2,804)
Prepaid expenses and other	2,104	1,044
Other assets	109	11
Trade accounts payable	3,202	5,890
Accrued expenses and other liabilities	(457)	1,287
Net cash provided by operating activities	12,110	8,320

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,516)	(1,117)
Proceeds from the sale of property, plant and equipment	7	-
Proceeds from the sale of marketable securities	-	284
Cash acquired in merger with Nasco	-	3,272
Cash paid for acquisitions, net of cash acquired	(3,449)	-
Net cash provided by (used in) investing activities	(6,958)	2,439

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,410	-
Principal payments on long-term debt	(5,262)	(4,417)
Proceeds from issuance of stock under stock option plans	59	-
Preferred dividends paid	(8,600)	(2,498)
Net cash used in financing activities	(9,393)	(6,915)

Net increase (decrease) in cash and cash equivalents	(4,241)	3,844

Cash and cash equivalents at beginning of period	11,299	4,465
Cash and cash equivalents at end of period	$7,058	8,309

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,120	1,415
Income taxes	$1,953	2,018
Non-cash investing and financing activities:
Notes payable and capital lease executed in connection with acquisitions	$7,062	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

  Nature of Operations and Basis of Presentation

  The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts and To-Sew. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries. Nasco, together with Simulaids, also offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields. The Company markets proprietary product lines throughout all of its catalogs that provide exclusive distribution rights. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally through licensing rights from third parties.

  Prior to June 17, 2002, Aristotle was a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), conducted business in two segments, the medical education and training products market and the computer-based training market. On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Immediately following the Merger, Aristotle's business was comprised of the operations of the Nasco group of companies, Simulaids and Safe Passage. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under accounting principles generally accepted in the United States of America. Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset of approximately $30.7 million, which was principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-merger goodwill and long-term assets of $8.3 million were reduced to zero and negative goodwill of $20.2 million was recognized as an extraordinary gain at the Merger date.

  On December 31, 2002, Aristotle sold its 80% ownership interest in Safe Passage in exchange for certain contingent payments. It is unlikely that contingent payments, if any, which are payable through 2008 and based upon the financial performance of Safe Passage, will be material to the financial statements.

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes included in the Company's Proxy Statement-Prospectus dated May 15, 2002, Annual Report on Form 10-K for the year ended December 31, 2002 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2003

  (Unaudited)

  Business Combinations

  On May 31, 2003, Aristotle purchased 100% of the outstanding capital stock of Haan Crafts Corporation ("Haan"). Haan is a manufacturer and catalog distributor of sewing kits used in middle school and junior high school family and consumer science classrooms. The acquisition has complemented the Company's current product lines. The results of Haan's operations have been included in the consolidated financial statements since the date of such acquisition. The aggregate purchase price, net of cash acquired, was $5.3 million, including $3.5 million of cash and $1.8 million in seller financing. The purchase price allocation, which is subject to change, resulted in goodwill of $3.9 million attributable to the educational segment. In connection with the acquisition of Haan, Aristotle entered into a $1.2 million capital lease with the seller on a building facility. The Company intends to purchase the building facility between the date hereof and 2008.

  The following unaudited pro forma results of operations for three months ended September 30, 2002 and nine months ended September 30, 2003 and 2002 (in thousands) have been prepared as if the Haan acquisition had occurred on January 1, 2002:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2002	2003	2002
Net sales	$56,508	133,201	137,313
Earnings before extraordinary gain	4,813	11,103	9,486
Net earnings	$4,813	11,103	29,723
Preferred dividends	2,191	6,450	2,498
Net earnings applicable to
common shareholders	$2,622	4,653	27,225

Basic earnings per common share:
Earnings before extraordinary gain,
applicable to common shareholders	$.15	.27	.44
Extraordinary gain	-	-	1.28
Net earnings applicable to common
shareholders	$.15	.27	1.72

Diluted earnings per common share:
Earnings before extraordinary gain,
applicable to common shareholders	$.15	.27	.44
Extraordinary gain	-	-	1.27
Net earnings applicable to common
shareholders	$.15	.27	1.71

  For the nine months ended September 30, 2003 and 2002, net earnings applicable to common shareholders on a pro forma basis would have increased $.03 per share (basic and diluted) had the Haan acquisition occurred on January 1, 2002.

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

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2003

  (Unaudited)

  On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Nasco Holdings, Inc. ("Holdings"), a subsidiary of Geneve. This transaction was consummated in satisfaction of a contractual obligation entered into in connection with the Merger. The sole purpose of NHI is the ownership and management of a building facility, which had been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI and assumed the $3.6 million mortgage related to the property held by NHI.

  Recently Issued Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2003.

  In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2003.

  In November 2002, the EITF issued Issue No. 02-16, Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products) ("EITF 02-16"), effective for fiscal periods beginning after December 15, 2002. EITF 02-16 requires cash consideration received from a vendor be recognized in the customer's financial statements as a reduction to cost of goods sold, unless certain limited conditions are met. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. The adoption of EITF 02-16 did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2003.

  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("Interpretation 46"). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Interpretation 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when Interpretation 46 becomes effective. The adoption of Interpretation 46 did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2003.

  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2003.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2003

  (Unaudited)

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). An issuer previously classified many of those instruments as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial statements for the three and nine months ended September 30, 2003.

  Stock Options

  The Company has one stock plan available to employees, directors and consultants and one plan available to employees and directors. In 2002, the Company adopted a change in accounting principle to adopt the fair value-based recognition and measurement provisions of SFAS No.123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as an expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options granted on or after January 1, 2002 as an expense on its income statement over the vesting period of the grant. Previously, the Company accounted for fixed plan stock option grants using the intrinsic value-based method and recognized expense only when the grant date fair value of the underlying stock exceeded the exercise price under the award. No stock options were issued during the three months ended September 30, 2003. The total fair value of the options issued during the nine months ended September 30, 2003 was $.4 million. The total fair value of options granted under the 2002 Employee, Director and Consultant Stock Plan is recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded compensation expense related to issued stock options of approximately $.1 million for the three months ended September 30, 2003 and 2002. The Company recorded compensation expense related to issued stock options of approximately $.4 million for the nine months ended September 30, 2003, an increase of $.3 million from the $.1 million recorded for the nine months ended September 30, 2002. The expected annual impact on earnings before income taxes of the options granted to date is a reduction of approximately $.5 million.

  Comprehensive Earnings

  Comprehensive earnings for the three and nine months ended September 30 is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net earnings	$5,207	4,756	10,505	29,272
Foreign currency translation
adjustment	95	(28)	(17)	(23)
Net unrealized investment gain	-	1	-	15
Comprehensive earnings	$5,302	4,729	10,488	29,264

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2003

  (Unaudited)

  Earnings per Common Share

  Basic earnings per common share is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

  Shares of Common Stock available for issue upon conversion of the 1,053,122 and 1,046,716 shares of Series I Preferred Stock outstanding at September 30, 2003 and 2002, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

  Segment Reporting

  The Company's business activities are organized into two business segments, educational and commercial. The educational segment relates to instructional teaching aids and materials, which are distributed to educational institutions principally in North America, for kindergarten through grade 12 classes, and for nursing school and emergency medical instructors. Products in the educational segment are marketed primarily through catalogs. The growth potential of the educational segment is directly related to school enrollments and the strength of government funding of education. The commercial segment relates to agricultural products, sterile sampling containers and systems, materials for nursing home activities and novelty and gift products. Products in the commercial segment are marketed through catalogs nationwide and through a worldwide dealer network covering more than 60 countries. Market growth in the commercial segment is principally impacted by the general economic conditions of world agriculture, the increasing size of the aged population, as well as increasing global awareness of food and water quality standards. The Company evaluates the performance of these segments based on segment net sales and gross profit.

  The following table presents segment information for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales:
Educational	$45,522	49,058	111,356	112,294
Commercial	7,479	7,208	22,491	22,593
Intercompany	(1,048)	(781)	(3,492)	(1,550)
Net sales	$51,953	55,485	130,355	133,337
Gross profit:
Educational	$17,901	18,743	43,525	43,092
Commercial	2,716	2,567	8,145	8,184
Other costs of sales	(1,256)	(2,028)	(2,844)	(4,407)
Gross profit	$19,361	19,282	48,826	46,869

  Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2003

  (Unaudited)

  The following table presents segment identifiable asset information as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002
Identifiable assets:
Educational	$45,329	38,358
Commercial	5,230	4,715
Other corporate assets	66,267	61,988
Identifiable assets	$116,826	105,061

  Educational assets include $10.9 million and $7.0 million of goodwill at September 30, 2003 and December 31, 2002, respectively.

  Subsequent Event

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million revolving credit agreement ("Revolving Credit Facility"). The proceeds from the Revolving Credit Facility were initially used to extinguish the borrowings outstanding under the existing $31.2 million credit facility and $2.2 million in notes payable of the Company. At September 30, 2003, the Company classified the existing $31.2 million credit facility as long-term on the Condensed Consolidated Balance Sheet. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, certain inventories, certain property, plant and equipment, shares of certain of the Company's subsidiaries' capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common dividend payments, capital disposals and intercompany management fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company (after giving effect to the Merger), on a consolidated basis, for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002. This discussion and analysis of financial condition and results of operations have been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The following table sets forth selected financial data for the three and nine months ended September 30:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2003	2002	Balance % Change	2003	2002	Balance% Change

Net sales	100.0%	100.0%	(6.4)%	100.0%	100.0%	(2.2)%
Cost of sales	62.7	65.2	(10.0)	62.5	64.8	(5.7)
Gross profit	37.3	34.8	.4	37.5	35.2	4.2

Selling and administrative expense	19.9	19.9	(6.7)	23.3	22.9	(.5)
Earnings from operations	17.4	14.9	10.0	14.2	12.3	12.9

Other expense (income):
Interest expense	.9	.9	(5.8)	.9	1.1	(21.8)
Other, net	-	(.1)	(68.8)	-	-	35.4
	.9	.8	(1.3)	.9	1.1	(23.7)
Earnings before income taxes
and extraordinary gain	16.5	14.1	10.7	13.3	11.2	16.3

Income taxes	6.5	5.4	12.5	5.2	4.4	16.4
Earnings before extraordinary gain	10.0%	8.7%	9.5	8.1%	6.8%	16.3

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales

Net sales for the three months ended September 30, 2003 decreased 6.4% to $52.0 million from $55.5 million for the comparable period in 2002. Net sales in the educational segment, totaling $45.5 million, decreased 7.2% in the third quarter of 2003 from $49.1 million in the third quarter of 2002. Haan, which was acquired on May 31, 2003, contributed $1.0 million in net sales to the educational segment in the third quarter of 2003. The decrease in net sales in the educational segment reflects the continuing influence of state budget deficits. The commercial segment recorded net sales of $7.5 million in the third quarter of 2003 as compared to $7.2 million in the third quarter of 2002, increasing 3.8% versus the prior year. The growth in the commercial segment reflects the increased sales in product lines supporting higher standards in food and water qualities.

Gross Profit

Gross profit for the three months ended September 30, 2003 increased to $19.4 million as compared to $19.3 million for the third quarter of 2002 despite the 6.4% decrease in net sales. Gross profit margin increased to 37.3% in the third quarter of 2003 from 34.8% in the third quarter of 2002. The increase in gross profit margin is primarily due to improved purchasing efforts, which have reduced merchandise costs and a non-recurring, non-cash purchase accounting adjustment recorded in the third quarter of 2002. In connection with the Merger and in accordance with the purchase method of accounting under accounting principles generally accepted in the United States of America, certain inventories were valued at fair value on the Merger date, which was $.9 million greater than their historical cost. This purchase accounting adjustment was expensed in other cost of sales in its entirety during the third quarter of 2002 as the associated inventories were sold. The educational segment yielded a gross profit margin of 39.3% in the third quarter of 2003, improving on the third quarter of 2002 gross profit margin of 38.2%. Haan contributed approximately $.5 million in gross profit to the educational segment in the third quarter of 2003. The commercial gross profit margin increased to 36.3% in the third quarter of 2003 from 35.6% in the third quarter of 2002.

Selling and Administrative Expenses

Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the three months ended September 30, 2003 decreased 6.7% to $10.3 million from $11.1 million in the comparable period in 2002. As a percent of net sales, selling and administrative expenses remained constant at 19.9% for the third quarters of 2003 and 2002. The decrease in selling and administrative expenses is primarily due to: (i) labor efficiencies; (ii) $.4 million in expenses in the third quarter of 2002 related to payments due in connection with management changes; and (iii) a $.1 million decrease in advertising and catalog costs to $2.4 million in the third quarter of 2003. Health care costs, primarily self-insurance payments, for the third quarter of 2003 decreased 3.9% to $.7 million compared to the third quarter of 2002.

The Company recorded $.1 million in compensation expense related to grants of stock options to certain employees and directors for the three months ended September 30, 2003 and 2002.

Interest Expense

Interest expense decreased 5.8% to $.5 million for the three months ended September 30, 2003 as compared to the third quarter of 2002. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.8% in the third quarter of 2003 from 4.2% in the third quarter of 2002 and scheduled reductions in the Company's credit facility. At June 30, 2003, the Company's credit agreements assessed interest at a weighted average rate of 3.8%. The weighted average interest rate decreased slightly during the third quarter of 2003, to 3.6% by September 30, 2003.

Income Tax Provision

The income tax provision for the three months ended September 30, 2003 was $3.4 million compared to a provision amounting to $3.0 million for the comparable period in 2002. These tax provisions reflect effective tax rates of 39.5% and 38.8% for the third quarters of 2003 and 2002, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Canadian and state income taxes. At September 30, 2003, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $24.0 million, net of a valuation allowance of $12.3 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in the application of purchase accounting to the Merger. Approximately $2.6 million of the income tax provision for the third quarter of 2003 relates to the utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $2.0 million in the third quarter of 2002. Although the reported earnings for the third quarters of 2003 and 2002 are shown after-tax, approximately $2.6 million and $2.0 million, respectively, of cash from operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards. Except for potential Federal Alternative Minimum Tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next four years.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales

Net sales for the nine months ended September 30, 2003 decreased 2.2% to $130.4 million from $133.3 million for the comparable period in 2002. Net sales for the first nine months of 2003 are positively impacted by the inclusion of net sales from Simulaids and Haan. Simulaids and Haan contributed an aggregate of $7.3 million in net sales in the first nine months of 2003, compared to $2.3 million in the first nine months of 2002. Excluding the net sales from Simulaids and Haan, net sales decreased 5.9% from the first nine months of 2002. Net sales in the educational segment, totaling $111.4 million, decreased less than 1.0% in the first nine months of 2003 from $112.3 million in the first nine months of 2002. Excluding the net sales from Simulaids and Haan, educational net sales decreased 6.7% from the first nine months of 2002. The decline in educational net sales reflects the continuing influence of state budget deficits. The commercial segment recorded net sales of $22.5 million in the first nine months of 2003 versus $22.6 million for the comparable period in 2002. The lack of growth in the commercial segment reflects the general instability of general national and international economic conditions.

Gross Profit

Gross profit for the nine months ended September 30, 2003 increased 4.2% to $48.8 million from $46.9 million for the comparable period in 2002 despite the 2.2% decrease in net sales. The gross profit margin increased to 37.5% in the first nine months of 2003 from 35.2% in the first nine months of 2002. The increase in the gross profit margin is primarily due to: (i) the improved purchasing efforts to reduce merchandise costs; (ii) the inclusion of Simulaids in operations for the first nine months of 2003 compared to only the third quarter of 2002; and (iii) a non-recurring, non-cash purchase accounting adjustment recorded in the third quarter of 2002. In connection with the Merger and in accordance with the purchase method of accounting under accounting principles generally accepted in the United States of America, certain inventories were valued at fair value on the Merger date, which was $.9 million greater than their historical cost. This purchase accounting adjustment was expensed in other cost of sales in its entirety during the first nine months of 2002 as the associated inventories were sold. Excluding the gross profit realized from Simulaids and Haan, the gross profit margin would be 36.1% in the first nine months of 2003, compared to the first nine months of 2002 gross profit margin of 35.4%. The educational segment yielded a gross profit margin of 39.1% in the first nine months of 2003, improving on the first nine months of 2002 gross profit margin of 38.4%. Excluding the incremental Simulaids and Haan gross profit, educational gross profit margin was 38.3% in the first nine months of 2003 compared to 38.1% in the first nine months of 2002. The commercial gross profit margin of 36.2% for the first nine months of 2003 remained consistent with the comparable period in 2002.

Selling and Administrative Expenses

Selling and administrative expenses amounted to $30.4 million and $30.6 million for the nine months ended September 30, 2003 and 2002, respectively. As a percent of net sales, selling and administrative expenses increased slightly to 23.3% in the first nine months of 2003 from 22.9% in the first nine months of 2002. Selling and administrative expenses for the first nine months of 2003 were negatively impacted by the following: (i) inclusion of $1.5 million in expenses of Simulaids and Haan in operations for the first nine months of 2003 as compared to $.7 million for the comparable period in 2002; (ii) a 38.7% increase in group health care costs to $2.4 million in the first nine months of 2003; and (iii) an increase of $.3 million in non-cash stock compensation expense related to grants of stock options to certain employees and directors in the first nine months of 2003. These increases are offset by labor efficiencies, elimination of management fees in the first nine months of 2003 and $.4 million in expenses in the first nine months of 2002 related to payments due in connection with management changes.

Prior to the Merger, the Company paid a management fee to Holdings pursuant to a management agreement (the "Management Agreement"). Under the terms of the Management Agreement, Holdings provided to the Company specified legal, tax and other corporate services. In the first nine months of 2002, the management fee accrued and payable to Holdings was $.9 million. The Management Agreement was terminated upon consummation of the Merger.

Interest Expense

Interest expense decreased 21.8% to $1.1 million for the nine months ended September 30, 2003, compared to $1.4 million for the comparable period in 2002. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.6% in the first nine months of 2003 from 4.3% in the first nine months of 2002 and scheduled reductions in the Company's credit facility. At December 31, 2002, the Company's credit agreements assessed interest at a weighted average rate of 3.3%. The weighted average interest rate increased slightly during the first nine months of 2003, to 3.6% by September 30, 2003. The increase in the applicable interest rate is due to the following:

  Mortgages entered into and assumed by the Company on March 12, 2003 and May 31, 2003, respectively, which carry a weighted average interest rate of 6.1% at September 30, 2003.

  Certain notes payable and a capital lease entered into by the Company on May 31, 2003, which carry a weighted average interest rate of 5.4% at September 30, 2003.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2003 was $6.8 million compared to a provision amounting to $5.9 million for the comparable period in 2002. These tax provisions reflect effective tax rates of 39.4% and 39.3% for the first nine months of 2003 and 2002, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Canadian and state income taxes. Approximately $5.0 million of the income tax provision for the first nine months of 2003 relates to the utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $2.3 million in the first nine months of 2002. Although the reported earnings for the first nine months of 2003 and 2002 are shown after-tax, approximately $5.0 million and $2.3 million, respectively, of cash from operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards. Except for potential Federal Alternative Minimum Tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next four years.

Extraordinary Gain

An extraordinary gain of $20.2 million was recognized during the nine months ended September 30, 2002, which represented the negative goodwill arising principally from the deferred tax benefits recognized at the date of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $4.2 million in the first nine months of 2003, ending the period at $7.1 million. This decrease in cash and cash equivalents is primarily due to the following activities:

  The Company generated cash of $12.1 million from operations during the first nine months of 2003 compared to $8.3 million in the first nine months of 2002. During the first nine months of 2003, cash generated from operations was principally the result of net earnings plus deferred income taxes of $5.0 million, depreciation of $1.3 million and stock option compensation of $.4 million less changes in current assets and liabilities of $5.1 million. For the first nine months of 2002, cash generated from operations was principally the result of net earnings plus deferred income taxes of $2.3 million and depreciation of $1.2 million less an extraordinary gain of $20.2 million and changes in current assets and liabilities of $4.3 million. These changes in current assets and liabilities are typical for the first nine months of the fiscal year as the Company completes its peak business cycle, which occurs during the second and third quarters of the fiscal year.

  The Company used $7.0 million for investing activities in the first nine months of 2003. These activities included the purchase of an operating facility in Newmarket, Ontario, Canada and the acquisitions of Haan and NHI. The Company generated $2.4 million from investing activities in the first nine months of 2002, which is principally the result of $3.3 million of cash acquired in the Merger. Other capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.0 million and $1.1 million for each of the first nine months of 2003 and 2002, respectively.

  Financing activities used $9.4 million in the first nine months of 2003 versus $6.9 million for the comparable period in 2002. For the first nine months of 2003, the debt proceeds of $4.4 million were primarily related to a certain mortgage and note payable entered into by the Company. The Company paid $4.5 million and $4.0 million in scheduled reductions of the Company's credit facility for the first nine months of 2003 and 2002, respectively. The Company paid cash dividends of $8.6 million on its Series I and Series J Preferred Stock in the first nine months of 2003 compared to $2.5 million in the first nine months of 2002.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. The proceeds from the Revolving Credit Facility were initially used to extinguish the borrowings outstanding under the existing $31.2 million credit facility and $2.2 million in notes payable of the Company. The Revolving Credit Facility will provide the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At September 30, 2003, the weighted average interest rate on the existing $31.2 million credit facility was 2.9%. At October 15, 2003, the Revolving Credit Facility has a committed weighted average rate of interest (including applicable margins) of approximately 3.1%, which expires at various dates thru January 15, 2004. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, certain inventories, certain property, plant and equipment, shares of certain of the Company's subsidiaries' capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common dividend payments, capital disposals and intercompany management fees.

Prior to October 15, 2003, the Company maintained a $2.5 million secured bank line of credit for working capital purposes, of which no amount was outstanding at September 30, 2003. No draws were made against the facility during the first nine months of 2003 and 2002. The line of credit was terminated on October 15, 2003 upon the execution of the Revolving Credit Facility.

Capital resources in the future are expected to be used for the development of catalogs and product lines, to acquire additional businesses and for other investing activities. The Company anticipates that there will be sufficient financial resources to meet projected working capital and other cash requirements for at least the next twelve months. Management of the Company believes it has sufficient capacity to maintain current operations and support a substantial amount of future growth.

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

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold and general economic conditions. Results for any quarter are not indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

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

Goodwill - The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company evaluated its goodwill at December 31, 2002, and determined that there had been no impairment of goodwill.

Taxes - At September 30, 2003, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $24.0 million, net of a valuation allowance of approximately $12.3 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of approximately $68.5 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. However, events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset at September 30, 2003 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, credit risk and interest rate risk are the primary sources of market risk in the Company's accounts receivable and long-term borrowings, respectively.

QUANTITATIVE

The Company's long-term borrowings as of September 30, 2003 are as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR
LONG-TERM BORROWINGS
Amount	$1.5	$41.4
Weighted average interest rate	3.6%	3.6%
Fair market value	$1.5	$41.4

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

Credit Risk: The Company provides credit in the normal course of business to its customers in both the educational and commercial segments. No single customer accounted for more than 10% of sales in the three and nine months ended September 30, 2003 and 2002. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See Page 19 for the Exhibit index.

(b) REPORTS ON FORM 8-K

The Company has filed the following reports on Form 8-K during the quarter ended September 30, 2003:

  On August 5, 2003, the Company filed a Current Report on Form 8-K under Item 12, announcing its financial results for the three months ended June 30, 2003.

  On September 2, 2003, the Company filed a Current Report on Form 8-K under Item 5, announcing the declaration of cash dividends on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

Date: November 13, 2003 (Principal Executive Officer)

/s/ Dean T. Johnson

Dean T. Johnson

Vice President and Chief Financial Officer

Date: November 13, 2003 (Principal Financial and Accounting Officer)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
10.1

Credit Agreement dated as of October 15, 2003 among The Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

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