Form 10-K
period 2003-12-31
ARISTOTLE CORP
filed 2004-03-29
CIK 790071

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                  COMMON STOCK, $.01 PAR VALUE ("COMMON STOCK")
                                (TITLE OF CLASS)

       SERIES I $6.00 CONVERTIBLE, VOTING, CUMULATIVE 11% PREFERRED STOCK,
                  $.01 PAR VALUE ("SERIES I PREFERRED STOCK")
                                (TITLE OF CLASS)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2003, the aggregate market value of the Common Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $3.9 million and the aggregate market value of the Series I Preferred Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $7.4 million. In each case, the market value of outstanding securities was based on the closing price of such securities as reported by the NASDAQ SmallCap Stock Market.

As of March 29, 2004, 17,111,354 shares of Common Stock, 1,096,622 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is located on page 49 of this filing.

Part III incorporates certain information by reference to registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.

                         FORM 10-K CROSS REFERENCE INDEX

PART I
         Item 1.    Business                                                           1

         Item 2.    Properties                                                         7

         Item 3.    Legal Proceedings                                                  8

         Item 4.    Submission of Matters to a Vote of Security Holders                8

PART II
         Item 5.    Market for Registrant's Common Equity and Related
                       Stockholder Matters                                             8

         Item 6.    Selected Financial Data                                           10

         Item 7.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                      12

         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk        21

         Item 8.    Financial Statements and Supplementary Data                       21

         Item 9.    Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                                       48

         Item 9A.   Controls and Procedures                                           48

PART III
         Item 10.   Directors and Executive Officers of the Registrant                48

         Item 11.   Executive Compensation                                            48

         Item 12.   Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters                     48

         Item 13.   Certain Relationships and Related Transactions                    48

         Item 14    Principal Accountant Fees and Services                            49

PART IV
         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   49

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts and To-Sew. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries. In addition, the Company offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields. The Company markets proprietary product lines throughout all of its catalogs that provide exclusive distribution rights. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally through licensing rights from third parties.

     Prior to June 17, 2002, Aristotle was a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), conducted business in two segments, the medical education and training products market and the computer-based training market. On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Immediately following the Merger, Aristotle's business was comprised of the operations of the Nasco group of companies, Simulaids and Safe Passage. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset of approximately $30.7 million, which was principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-merger goodwill and long-term assets of $8.3 million were reduced to zero and negative goodwill of $20.2 million was recognized as an extraordinary gain at the Merger date.

ACQUISITIONS AND DIVESTITURES

     On May 31, 2003, Aristotle purchased 100% of the outstanding capital stock of Haan Crafts Corporation ("Haan"). Haan is a manufacturer and catalog distributor of sewing kits used in middle school and junior high school family and consumer science classrooms. The acquisition has complemented the Company's current product lines in the educational segment. The aggregate purchase price, net of cash acquired, was $5.3 million, including $3.5 million of cash and $1.8 million in seller financing. The seller financing was paid in full during the fourth quarter of 2003.

     On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Nasco Holdings, Inc. ("Holdings"), a subsidiary of Geneve. This transaction was consummated in satisfaction of a contractual obligation entered into in connection with the Merger. The sole purpose of NHI is the ownership and management of a 300,000 square foot warehouse facility and 40,000 square foot office facility, which had been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI, which includes a $3.6 million mortgage related to the properties held by NHI.

     On December 31, 2002, Aristotle sold its 80% ownership interest in Safe Passage in exchange for certain contingent payments. It is unlikely that contingent payments, if any, which are payable through 2008 and based upon the financial performance of Safe Passage, will be material to the financial statements.

     In March 2001, Nasco completed the stock acquisition for $5.3 million in cash of that portion of American Educational Products, Inc. ("AMEP"), a manufacturer and distributor of math and science products, which it did not already own. In April 2001, Nasco acquired 100% of the stock ownership of Spectrum Educational Supplies, Ltd. ("Spectrum"), a Canadian provider of educational products, for $5.2 million in cash.

DESCRIPTION AND FINANCIAL INFORMATION OF BUSINESS SEGMENTS

     The Company operates in two business segments: educational and commercial. The contribution of each business segment to net sales and gross profit, and the identifiable assets attributable to each business segment are set forth in Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10K.

Educational Segment

     The Company's educational segment consists primarily of the sale of supplemental educational supplies and equipment to school districts, individual schools, teachers and curriculum specialists, who purchase products for school and classroom use.

     In addition to its business in the school supply market, the Company, through its Nasco Life/Form'r' and Simulaids product lines, sells medical technology training products including manikins and simulation kits used for training in cardiopulmonary resuscitation and the emergency rescue and patient care fields. The Company's primary customers for its health care training products are fire and emergency medical departments, and nursing and medical schools.

Commercial Segment

     The Company markets products to farmers and ranchers to assist in animal livestock production and products.

     In addition, the Company provides sterile sampling bags and containers worldwide under the Whirl-Pak'r' trademark. The product line is primarily sold in the food industry, including water treatment facilities. The product lines provide a stable vehicle for the containment and transporting of food and water samples to laboratories without threat of sample contamination.

     In the senior care industry, the Company offers a broad product selection of activities used by nursing home and senior care facilities to support therapy programs.

INDUSTRY OVERVIEW

Educational Segment

     According to the U.S. Department of Education, $770 billion was spent nationwide on education at all levels for the 2002-2003 school year. As the market is affected by prevailing political and social trends, the attitude of the government towards education determines, to some extent, total expenditures on education. In 2002, President Bush signed into law the "No Child Left Behind Act of 2001," designed to improve student achievement and change the culture of America's schools. States and local school districts are now receiving more federal funding, approximately $23.7 billion, than ever before for all programs under the "No Child Left Behind Act of 2001." This represents an increase of 59.8% from 2000 to 2003. State governments are the major source of funding for the educational segment. State governments have been affected by the weak U.S. economy of recent years, resulting in significant state budget deficits in fiscal years 2003-2004. According to the National Conference of State Legislatures, states reported a $25.7 billion budget deficit in February 2003 with projections of more than $35.0 billion in budget deficits for the fiscal year ending June 30, 2005. Management believes these shortfalls in state budgets will be reduced in the near future as the U.S. economy continues to improve, eventually resulting in increased expenditures on education. Although very few companies or industries are recession-proof, management believes that the Company's educational segment is essentially recession-resistant.

     Factors that contribute to the expansion of the education sector include:

     o increases in school enrollment, which according to the U.S. Department of Education, is projected to grow by 4% to 56.4 million by the year 2013,

     o    consistent growth in the supplemental education market, and

     o a national political and social climate that promotes increasing federal and state education funding.

     The traditional school model of lectures, workbooks, written assignments and text memorization has been criticized for failing to engage students, as opposed to methods that emphasize active learning techniques. The prevailing inclination among educators to use manipulatives, models, or other hands-on tools places the Company within a particularly favorable segment of the already well-positioned education industry.

     According to the U.S. Department of Education, there are approximately 16,000 school districts, 118,500 elementary and secondary schools, 3.6 million teachers and 54.3 million students in the United States. The Company believes that American school systems have shown a clear trend toward decentralization, which enables school teachers and administrators at the school to make many of the key decisions regarding instruction methods and school purchases. Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. In prior years, larger government agencies usually made these decisions for entire school districts or states. Under the new structure, teachers and curriculum specialists have the ability to choose the curricular materials that the teachers need to teach effectively. Site-based management is forcing the industry to rethink its sales and marketing strategies in order to address the added challenge and added cost of delivering goods and services to an increasingly decentralized marketplace. In terms of purchasing methods, direct mail ordering by catalog, as well as the internet, is on the rise among administrators in charge of budgets as purchasing mechanisms.

     The industry is also highly fragmented with a substantial number of direct marketers of supplemental educational supplies, many of which are family- or employee-owned businesses that operate in a single geographic region. The Company believes the increasing demand for single-source suppliers, prompt order fulfillment and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems, are fostering consolidation within the industry. Increased purchasing at the school and classroom levels, which increases individual schools' and teachers' roles in educational supply procurement decisions, is also driving this trend. The Company's selection of products and vendors allows it to offer an extensive selection of products for each product line. The Company believes that by having available to school teachers and administrators all of the items they need in one place, the inclination to search other sources is reduced. This "one stop shopping" approach is the Company's hallmark.

     Moreover, the Company seeks to be competitive with its catalog prices rather than offering large discounts to single customers. With many products, two or more choices are offered in order to give customers a lower price point with a product that will meet their budget yet perform to required standards.

     In the Canadian educational market, the provincial government is responsible for the funding, curriculum and other standards of elementary and secondary educational programs. During 2003, the Canadian economy was adversely affected by an outbreak of Severe Acute Respiratory Syndrome ("SARS"), a case of Bovine Spongiform Encephalopathy ("Mad Cow Disease" or "BSE"), and a provincial power outage, resulting in budget deficits and decreased educational spending. Management believes these shortfalls in provincial budgets will be reduced as the Canadian economy improves, eventually resulting in increased expenditures on education. In addition, the Canadian economy is impacted by the overall conditions of the U.S. economy.

     The health and medical education teaching aids industry is highly competitive. The Company competes for customers with numerous manufacturers of well-known brands of teaching products. The principal competitive factors in the health and medical education teaching aids market are quality, price and design of products, engineering and customer service. Although some of the Company's competitors have greater financial and other resources, and are, therefore, able to expend more resources than the Company in areas such as marketing and business development, the Company believes that it is aggressively marketing its products and competing in an effective and competitive manner.

Commercial Segment

     The United States Department of Agriculture indicates there were 2.16 million farms in the U.S. in 2002. The Company not only markets to various groups within this total but its catalog is also directed to the "hobby farmer" as well. One of the largest groups marketed to is the "Dairy Farmer". As the number of farms declines, which is a national trend, the remaining farms are becoming larger. With its extensive farm catalog offering, the Company is well positioned to supply the market with the types of small hand tools and equipment needed.

     Commercial distribution of sterile sampling bags and containers experienced growth in recent years as food and water quality standards gained emphasis in global markets. Product lines in this segment are key tools in measuring and enforcing government standards at water treatment facilities, and have gained a role in meat and other food-related industries. International sales growth for these product lines is driven by a developing consciousness of water quality standards in third-world countries. Domestically, the food industry is challenged with additional testing requirements for meat, poultry and fruit products in reaction to biosecurity risks. These increasing government regulations and growing product liability exposures should continue expansion in the amount and frequency of product sampling.

     In the senior care market, federal government funding in recent years has been cut significantly, which has limited the sales growth to the nursing home industry. In the Fall of 2003, two new funding increases by the federal government occurred, a one-time $10 billion boost to the states in Medicaid funding, which will run through October 2004, and a 3.26% increase in the Medicare payment rate to nursing homes. These two funding increases are expected to strengthen the senior care market in mid-2004.

GROWTH STRATEGY

     Key members of the Company's management team develop and execute multiple action plans in an effort to continue its steady growth in revenues and earnings. These action plans are continuously monitored by senior management to assess the progress in achieving the planned goals. The principal action plans are as follows:

     o Continue strategic evaluation and execution of complementary acquisitions in existing market segments.

     o Consistently dedicate resources to the discovery of new product lines to meet the ever-changing needs of customers, including closely observing the evolution in classroom curricula and continuously updating product selection to meet these changing needs.

     o Commit resources to the internal development of new products with features that meet changing customer demands, as proprietary items carry the added benefits of higher profit margins and exclusive availability. Research and development staffs maintain a constant flow of proprietary items to the catalog offerings.

     o Exploit the revenue and earnings potential of its recent acquisitions, including:

          o continued expansion into the Canadian educational markets through Spectrum by supplementing existing Canadian catalogs with Nasco product lines; and

          o energizing the research and development efforts of recently acquired businesses to develop and market competitive proprietary products.

     o Through senior management evaluation of the relative profitability of catalog performance and operational efficiencies, pursue options for consolidation of overhead costs. Particularly with acquisitions of new businesses, all appropriate opportunities to consolidate overhead and service support functions will be pursued to maximize earnings benefits.

     o With minimal investment of capital and manpower, penetrate international markets outside of North America in the health care and agricultural product lines.

     o Expand the promotional efforts of the e-commerce website to encourage customer awareness and use of the website.

PRODUCT LINES

     The Company markets the following product lines through its various catalogs and websites, including www.eNASCO.com, www.summitlearning.com, www.to-sew.com, www.etriarco.com, www.hubbardscientific.com, www.spectrumed.com, www.haan.com and www.simulaids.com:

Educational Offerings

     o Arts and Crafts - Complete offering of supplies to nurture the creative artistic spirit of all ages and skill levels. A source for the specialty art teacher as well as anyone interested in this discipline. Target - grades kindergarten to twelve, camps and recreation centers.

     o Science - Complete catalog of equipment and supplies for general science, biology, chemistry, physical science, earth science and technology education. Also, offers live and preserved specimens as well as alternatives to dissection. Target - science teachers in grades three to twelve and specimens for the college instructor.

     o Math - Provide teaching aids for the primary grades through pre-algebra and geometry. Includes manipulatives, calculators, games, overhead math items, software and other math products. Target - grades kindergarten to twelve.

     o Health Care - Features the proprietary Nasco Life/Form'r' and Simulaids product lines, anatomical replicas and medical procedure simulators to aid in the training of the medical profession. Includes videos, software, games, charts and replicas. Also includes hands-on teaching aids developed to make learning about health fun and interesting for kindergarten through twelfth grade students. Target - nursing and medical schools, emergency training professionals and health teachers.

     o Family and Consumer Sciences - A broad listing of products, including products to teach life skills, cooking, sewing and teaching resources for the entire family and consumer science teaching profession. Also features teaching aids for dieticians in hospitals, schools and diabetes education. Target - family and consumer science teachers, dieticians and nutrition instructors.

     o Learning Fun - Features a selection of teaching materials, learning toys and games that were developed to make learning fun. A carefully chosen selection of items for the early childhood market. Target - grades pre-kindergarten to three.

     o Physical Education - Over 3,000 items specifically for physical education professionals. Target - physical education teachers in grades kindergarten to twelve.

Commercial Offerings

     o Farm and Ranch - Includes products for identification, showing, grooming, breed promotion, artificial insemination, animal health, crops and soils and equine supplies. Also features instructional teaching aids for agricultural education. Target - farmers and ranchers.

     o Activity Therapy - Products developed to assist the activity therapist in providing the best activity programs in the nursing home and assisted living industries. Includes products for sensory, memory and musical activities plus games and arts and crafts. Target - activity therapists in nursing homes and assisted living homes.

     o Assisted Living - Resources beneficial to conduct an outstanding activity program in an assisted living home, including products for all levels of residents. Target - activity therapists in assisted living homes.

     o Whirl-Pak Sampling Products - Features sterile Whirl-Pak'r' sampling bags, the industry leader in sampling containers for over 35 years. This laboratory product is sold in the U.S. and throughout the world. Target - food and microbiology laboratories throughout the world.

SALES AND MARKETING

     The Company offers a wide variety of products, both proprietary products and products manufactured by others, primarily through catalogs distributed to customers throughout the United States and internationally. The Company also sells products through distributors. Additionally, many of the Company's products are available for sale on its websites. After a sector is identified, research is conducted by sales and marketing personnel to identify needed products. The Company often hires consultants or sales directors from the niche served. The Company's catalog teams continually search for new, improved and unique products. Catalog teams pursue sales growth goals through efforts to present more than 5,300 catalog pages with broad selections of popular and new products at competitive catalog prices, and with choices of similar types of products with different price points, qualities, or features. If the Company is unable to find products to meet a specified demand, it has the option of attempting to manufacture the product in its own plants or contract manufacturing under a private label.

     The Company attempts to time the distribution of catalogs to meet the peak buying periods and mails the catalogs to the individuals whom the Company believes make the buying decision. The Company's experience indicates that the actual user of the materials usually makes the buying decision, except for those items that are a part of school bid requests. The Company's mailing concentrates on putting the catalog in the hands of these decision makers. All catalogs are annually reviewed for revision. The Company's bid request goal is also competitively priced. The Company issues most major catalogs annually to over three million potential customers. The Company relies mainly on its 60 catalogs as its "sales staff," which relieves the need for expensive sales calls on customers.

     In recent years, the Company has expanded its efforts in international markets outside of North America, primarily in the health care and agricultural product lines. While these international sales still only represent less than 8% of 2003 total net sales, the acceptance of product lines by international markets has been a significant growth contributor for these particular product lines.

     Orders are received via mail, phone, facsimile, or internet. The Company aims to exceed customer expectations based on customers' directions. The Company's business is transacted by open order and purchase orders. The Company ships many orders the same day received and most orders are shipped within three days. Sale terms are typically net 30 days.

     The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on the Company or either of its business segments.

PURCHASING

     Although the educational products market has historically been extremely stable, it is inherently seasonal. There are wide variations in sales from season to season and as a result, accounts receivable, inventories and accounts payable also vary. The summer months are the most active as educational institutions restock their supplemental materials for the upcoming school year.

     Substantial portions of the products distributed by the Company are purchased from manufacturers and distributors worldwide. The purchasing group is in contact with over 5,000 vendors to insure awareness of new products, timely delivery and competitive pricing. With its broad range of vendors, including alternative product sources, the Company does not maintain contractual fulfillment agreements for purchase quantity commitments. To broaden its product mix to meet specific customer needs, the Company operates manufacturing facilities that produce proprietary items. Sales of proprietary products generally result in a higher profit margin and enable the Company to sell such products at wholesale in the U.S. and foreign markets where the Company often develops distribution relationships. The Company has historically been able to obtain sufficient quantities of the raw materials necessary for the manufacture of proprietary products.

     Vendors often review catalog pages and make suggestions for the following year's offering. Alternate vendors are reviewed on a continuous basis.

INTELLECTUAL PROPERTY

     The Company has a number of trademarks and trade names that it applies to various product lines such as Nasco Life/Form'r' and Whirl-Pak'r'. Except for the "Nasco" trademark, the various trademarks and trade names are not considered material or vital to on-going business operations. To protect the unique product lines developed under the Nasco name, the Company has applied for and received patents for four product lines, two in the U.S. and two in Canada. The Company also has applied for two additional U.S. patents. None of these issued or pending patents are considered vital or material to on-going business operations.

COMPETITION

     Although there are several large general school suppliers and wholesale and retail stores which compete with the Company, the Company believes that it offers more specialty items in more disciplines in the educational, health and agricultural markets than any competitor. Although the Company faces competition with regard to each of its catalogs from businesses that specialize in limited numbers of curriculum subjects, few, if any, of the Company's competitors have as broad a range of products that serve as many market areas.

INFORMATION SYSTEMS

     The Company's main computer system, housed in Fort Atkinson, Wisconsin, is an IBM AS 400 computer. The Company's business is highly computerized, with almost all functions including sales, order processing, purchasing, quotes, phone orders, billing, receivables, payables and warehousing running on this system. The system is routinely upgraded. In recent years, increased capacity has been added to handle the Company's needs. To facilitate and continuously improve the software system, a staff of programmers responds to suggestions from all departments and management.

CATALOG PREPARATION

     Catalog preparation is primarily handled in Fort Atkinson. A staff of graphic artists and editors works with Macintosh desktop publishing systems to complete all production work in-house, with the exception of printing.

EMPLOYEES

     At December 31, 2003, the Company had approximately 750 full time employees. In addition, the Company engages approximately 180 temporary employees to accommodate the peak business season during the late spring and summer months. All employees at all locations are employed at-will and none are represented by a labor union.

ITEM 2. PROPERTIES

     The Company leases approximately 1,000 square feet of executive office space in Stamford, Connecticut from Geneve, the Company's majority stockholder.

     The Company's primary distribution center is located in Fort Atkinson, Wisconsin. The 220,000 square foot owned distribution center is the headquarters for all Nasco marketing efforts. A graphics arts center houses the creative staff and equipment for the maintenance of the catalog pages. The Company also leases space for plastics and biological production to support the catalog product lines. The Company owns approximately 300,000 square feet of adjacent warehouse space and 40,000 square feet of adjacent office space. The Company currently occupies 200,000 square feet of the warehouse space, and leases the office space and remaining warehouse space to a third party under lease agreements expiring on various dates in the next two years. These facilities afford the Company the necessary expansion capacity for the foreseeable future. In 2003, the Company became the owner of these facilities as a result of the acquisition of 100% of the outstanding interest in NHI from Holdings. For more information regarding this and other acquisitions of the Company, please refer to the Acquisitions and Divestitures section above.

     To service the western United States, the Company owns and operates a 68,000 square foot distribution center in Modesto, California. This distribution center services all Nasco catalogs for customers in the 12 western states.

     The Company operates its Triarco arts and crafts catalog operation, along with three other independent catalogs, from a 4,000 square foot leased office facility in Plymouth, Minnesota. The distribution center in Fort Atkinson, Wisconsin services the Triarco catalogs.

     The Company also maintains an educational materials catalog distribution center in Fort Collins, Colorado from an 18,000 square foot owned facility. From this location and a 37,500 square foot leased facility in Chippewa Falls, Wisconsin, the Company's AMEP business unit services math and science teachers and distributors worldwide. Light manufacturing operations are situated at both of these locations, producing mainly proprietary items.

     An 83,000 square foot owned facility, purchased on February 28, 2003, located near Toronto, Canada, currently operates as a distribution center of math, science and technology teaching aids and materials sold by Spectrum via catalog mailings to schools throughout Canada. The Company believes that its operations in Canada will continue to expand and that it will eventually utilize all of the space at this new facility.

     The Company owns two buildings comprising 72,800 square feet of office and manufacturing space in Woodstock, New York. The Company also leases 8,000 square feet of nearby warehouse space. The Company produces manikins and simulation kits used for training in the health care field at this location for its Simulaids operations.

     During 2003, the Company leased, under a capital lease, a 43,000 square foot light manufacturing and distribution facility in Otterbein, Indiana. The capital lease was extinguished in the first quarter of 2004 for $1.1 million, with the Company becoming the owner of this facility. The Company produces sewing kits used in middle school and junior high school family and consumer science classrooms at this location for its Haan operations.

     The locations in Fort Atkinson, Wisconsin, Modesto, California, Plymouth, Minnesota and near Toronto, Canada service both of the Company's business segments. The locations in Fort Collins, Colorado, Chippewa Falls, Wisconsin, Woodstock, New York and Otterbein, Indiana service the Company's educational segment.

     The Company's owned properties in Fort Atkinson, Wisconsin, Modesto, California and Fort Collins, Colorado are each subject to a mortgage in favor of the Company's principal lender, Bank One, NA, as additional security pursuant to a Revolving Credit Facility entered into by the Company on October 15, 2003. For more information regarding this Revolving Credit Facility, please refer to Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10K.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "ARTL." The table below sets forth the high and low sale prices per share of Common Stock during the fiscal quarters indicated.

                                                                 MARKET PRICE $
                                                                 --------------
                                                                  HIGH     LOW
                                                                 ------   -----
FISCAL YEAR ENDED DECEMBER 31, 2002:
   March 31                                                       9.360   7.000
   June 30                                                       10.100   3.000*
   September 30                                                   4.590   2.900
   December 31                                                    5.380   3.300

FISCAL YEAR ENDED DECEMBER 31, 2003:
   March 31                                                       4.760   3.630
   June 30                                                        4.200   3.190
   September 30                                                   5.500   3.320
   December 31                                                    5.750   4.030

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

                                                                 MARKET PRICE $
                                                                 --------------
                                                                   HIGH    LOW
                                                                  -----   -----
FISCAL YEAR ENDED DECEMBER 31, 2002:
   March 31                                                          --      --
   June 30                                                        9.000   6.100
   September 30                                                   7.750   6.040
   December 31                                                    7.900   6.900

FISCAL YEAR ENDED DECEMBER 31, 2003:
   March 31                                                       7.850   5.100
   June 30                                                        8.000   6.300
   September 30                                                   8.500   7.010
   December 31                                                    8.420   7.000

     The Series J $6.00 non-convertible, non-voting cumulative 12% preferred stock, par value $.01 per share ("Series J Preferred Stock") is privately-held and no trading market exists for such shares.

HOLDERS OF RECORD

     As of March 25, 2004, there were approximately 2,154 holders of record of the Company's Common Stock and approximately 2,034 holders of record of the Company's Series I Preferred Stock.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

     Dividends on the Company's Series I Preferred Stock and Series J Preferred Stock are payable on March 31 and September 30, if and when declared by the Company's Board of Directors. In 2003 and 2002, the Company paid the following dividends per share on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock:

                                                             SERIES I   SERIES J
                                                             --------   --------
FISCAL YEAR ENDED DECEMBER 31, 2002:
   September 30 (1)                                             .19        .21

FISCAL YEAR ENDED DECEMBER 31, 2003:
   March 31                                                     .33        .36
   September 30                                                 .33        .36

     (1) The dividends paid by the Company on September 30, 2002 represented the pro-rata dividend from June 17, 2002, the date of issuance of the Series I Preferred Stock and the Series J Preferred Stock, through September 30, 2002.

     On March 1, 2004, the Company announced that it had declared a cash dividend of $.33 and $.36 per share, respectively, on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock. Such dividends are payable on March 31, 2004, to holders of record on March 15, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

     On June 17, 2002, in connection with the Merger, the Company issued shares of its Series J Preferred Stock to Holdings. In addition, following the Series I Preferred Stock dividend paid on the Company's Common Stock, on the Merger date, Geneve exchanged its shares of Series I Preferred Stock for an identical number of shares of Series J Preferred Stock. The shares of Series J Preferred Stock were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") as a private placement of securities under Section 4(2) of the Securities Act. No underwriter was involved in the issuance of the Series J Preferred Stock or the exchange of the Series I Preferred Stock for the Series J Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes the Company's Equity Compensation Plans as of December 31, 2003:

                                   (A) Number Of Securities    (B) Weighted Average   (C) Number Of Securities Remaining
                                  To Be Issued Upon Exercise     Exercise Price Of    Available For Future Issuance Under
                                    Of Outstanding Options,    Outstanding Options,   Equity Compensation Plans (Excluding
         Plan Category                Warrants And Rights       Warrants And Rights   Securities Reflected In Column (A))
-------------------------------   --------------------------   --------------------   ------------------------------------
Equity Compensation Plans
   Approved by Security Holders
      1997 Plan                            68,000(1)                   $5.58                              --
      2002 Plan                           855,167(2)                    2.99                         606,066

Equity Compensation Plans Not
   Approved by Security Holders                --                         --                              --
                                          -------                      -----                         -------
                                          923,167                      $3.31                         606,066
                                          =======                      =====                         =======

     (1) Includes 34,000 shares of the Company's Common Stock and 34,000 shares of the Company's Series I Preferred Stock to be issued upon the exercise of outstanding options granted pursuant to the Company's 1997 Employee and Director Stock Plan ("1997 Plan"). Options granted under the 1997 Plan are exercisable for one share of Common Stock and one share of Series I Preferred Stock. The Company does not currently intend to grant any additional options under the 1997 Plan.

     (2) Options granted under the 2002 Employee, Director and Consultant Stock Plan are exercisable for one share of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under accounting rules generally accepted in the United States of America. As a result, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and the selected consolidated financial data set forth below for periods prior to June 17, 2002 (the date of the Merger) represents the historical information for Nasco. For periods following the Merger, the financial data set forth below represents the results for the Company as a consolidated entity. For more information regarding acquisitions and divestitures made by the Company during the years 1999-2003, please refer to the Acquisitions and Divestitures section above. The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                    SELECTED CONSOLIDATED FINANCIAL DATA (1)
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                     2003     2002     2001     2000     1999
                                                    ------   ------   ------   ------   ------
Consolidated Statements of Earnings Data:
Net sales                                           $163.2   $165.9   $162.0   $143.8   $124.8
Cost of sales                                        101.9    107.0    105.5     93.8     81.2
                                                    ------   ------   ------   ------   ------
   Gross profit                                       61.3     58.9     56.5     50.0     43.6

Selling and administrative                            38.2     39.0     36.6     31.7     26.6
                                                    ------   ------   ------   ------   ------
                                                      23.1     19.9     19.9     18.3     17.0
Other selling and administrative
   Severance costs-management                           --       .4       --       --       --
   Special charges: AMEP                                --       --       .6       .8       --
   Goodwill amortization                                --       --       .5       .3       --
   Stock option compensation                            .5       .3       --       --       --
   Management fees/administrative charges               .8       .9      1.6      1.5      1.4
                                                    ------   ------   ------   ------   ------

   Earnings from operations                           21.8     18.3     17.2     15.7     15.6

Other expense (income)                                 1.5      1.6      2.7      2.5       .6
                                                    ------   ------   ------   ------   ------
   Earnings before income taxes, minority
      interest and extraordinary gain                 20.3     16.7     14.5     13.2     15.0

Income taxes:
   Current                                             1.6      3.2      5.7      5.3      5.8
   Deferred                                            6.7      3.4       .1      (.1)      --
                                                    ------   ------   ------   ------   ------
                                                       8.3      6.6      5.8      5.2      5.8
                                                    ------   ------   ------   ------   ------
   Earnings before minority interest and
      extraordinary gain                              12.0     10.1      8.7      8.0      9.2

Minority interest                                       --       --       .1       .2       --
Extraordinary gain                                      --     20.2       --       --       --
                                                    ------   ------   ------   ------   ------
   Net earnings                                       12.0     30.3      8.8      8.2      9.2

Preferred dividends                                    8.6      4.6       --       --       --
                                                    ------   ------   ------   ------   ------
Net earnings applicable to common shareholders      $  3.4   $ 25.7   $  8.8   $  8.2   $  9.2
                                                    ======   ======   ======   ======   ======

Basic earnings per common share:
   Earnings before extraordinary gain,
      applicable to common shareholders             $  .20   $  .34   $  .59   $  .54   $  .61
   Extraordinary gain                                   --     1.26       --       --       --
                                                    ------   ------   ------   ------   ------
   Net earnings applicable to common shareholders   $  .20   $ 1.60   $  .59   $  .54   $  .61
                                                    ======   ======   ======   ======   ======

Diluted earnings per common share:
   Earnings before extraordinary gain,
      applicable to common shareholders             $  .20   $  .33   $  .59   $  .54   $  .61
   Extraordinary gain                                   --     1.25       --       --       --
                                                    ------   ------   ------   ------   ------
   Net earnings applicable to common shareholders   $  .20   $ 1.58   $  .59   $  .54   $  .61
                                                    ======   ======   ======   ======   ======

                                                     2003     2002     2001    2000    1999
                                                    ------   ------   -----   -----   -----
Weighted average shares:
   Basic                                              17.0     16.1    15.0    15.0    15.0
   Diluted                                            17.2     16.2    15.0    15.0    15.0

EBITDA (2)                                          $ 23.6   $ 20.0   $19.4   $17.6   $16.6

Consolidated Balance Sheets Data:
   Working capital                                  $ 46.8   $ 44.9   $32.5   $20.3   $20.9
   Total assets                                     $105.1   $105.1   $67.4   $56.2   $39.6
   Long-term debt                                   $ 31.3   $ 27.6   $36.0   $23.4   $ 4.8
   Stockholders' equity                             $ 59.8   $ 55.7   $13.9   $ 6.8   $23.7

(1) The consolidated financial data include the operating results of the following acquired and divested businesses:

     o AMEP for 2003, 2002, 2001 and the period from March 1, 2000 to December 31, 2000;

     o Spectrum for 2003, 2002 and the period from April 1, 2001 to December 31, 2001;

     o Simulaids for 2003 and the period from June 17, 2002 (the date of the Merger) to December 31, 2002;

     o Safe Passage for the period from the date of the Merger to December 31, 2002; and

     o    Haan and NHI for the period from June 1, 2003 to December 31, 2003.

(2) "EBITDA," which may be considered a non-GAAP financial measure, is defined as earnings before interest and other income (including minority interest and extraordinary gain), income taxes, depreciation and amortization. A non-GAAP financial measure is a numerical measure of a company's historical or future financial performance, financial position or cash flows that either excludes or includes amounts that are normally excluded or included in a comparable measure calculated and presented under GAAP. EBITDA is not presented as an alternative measure of operating results (such as earnings from operations or net earnings) or cash flow from operations, as determined in accordance with GAAP, but is presented because the Company's management believes it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. The following table provides a reconciliation of earnings from operations to EBITDA for the years ended December 31:

                                            2003    2002    2001    2000    1999
                                           -----   -----   -----   -----   -----
Earnings from operations                   $21.8   $18.3   $17.2   $15.7   $15.6
Add: depreciation and amortization           1.8     1.7     2.2     1.9     1.0
                                           -----   -----   -----   -----   -----
EBITDA                                     $23.6   $20.0   $19.4   $17.6   $16.6
                                           =====   =====   =====   =====   =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through catalogs. The state budget deficits and weak U.S. economy had a significant adverse impact on the educational and commercial segments during 2003.

     The following is a summary of key events for 2003:

          o    acquisitions of Haan and NHI in May 2003;

          o gross profit increased 4.1% to $61.3 million despite a 1.6% decrease in net sales;

          o 19.3% and 18.8% increase in earnings from operations and earnings before minority interest and extraordinary gain, respectively;

          o $4.6 million increase in cash retained in the Company as a result of the increased utilization of Federal net operating tax loss carryforwards;

          o execution of a new, five-year $45.0 million revolving credit agreement; and

          o payment of $8.6 million of dividends on the Company's Series I Preferred Stock and Series J Preferred Stock.

     Over the previous four years, the Company has experienced compound annual growth rates on net sales, gross profit and earnings before minority interest and extraordinary gain of 6.9%, 8.9% and 6.9%, respectively, primarily due to acquisitions, the Merger and improved purchasing efforts and cost controls.

     A key strength of the Company's business is its ability to consistently generate cash. The Board of Directors and management use cash generated as a measure of our performance. The Company uses the cash generated in operations to strengthen the balance sheet, including reducing liabilities such as pensions and debt, and for paying dividends on its preferred stock. The Company's management believes that looking at the ability to generate cash provides investors with additional insight into the Company's performance.

     The following table sets forth selected financial data for the fiscal years ended December 31:

                                                  % of     Balance      % of     Balance     % of
                                               Net Sales      %      Net Sales      %      Net Sales
                                                 2003       Change      2002      Change      2001
                                               ---------   -------   ---------   -------   ---------
Net sales                                        100.0%       (1.6)%   100.0%        2.5%    100.0%
Cost of sales                                     62.4        (4.8)     64.5         1.5      65.1
                                                 -----                 -----                 -----
   Gross profit                                   37.6         4.1      35.5         4.3      34.9
Selling and administrative expense                24.2        (2.7)     24.5         5.1      23.9
Special charges: AMEP                               --          --        --      (100.0)       .4
                                                 -----                 -----                 -----
   Earnings from operations                       13.4        19.3      11.0         6.1      10.6

Other expense (income):
   Interest expense                                 .9       (15.7)      1.1       (42.5)      2.0
   Interest income                                  --       (59.7)       --       (73.9)      (.2)
   Other, net                                       --      (155.0)      (.1)      (31.9)      (.1)
                                                 -----                 -----                 -----
                                                    .9        (4.3)      1.0       (39.7)      1.7
                                                 -----                 -----                 -----
      Earnings before income taxes, minority
         interest and extraordinary gain          12.5        21.6      10.0        14.7       8.9

Income taxes:
   Current                                         1.0       (52.1)      2.0       (43.4)      3.5
   Deferred                                        4.1       101.2       2.0     2,364.7        .1
                                                 -----                 -----                 -----
                                                   5.1        25.8       4.0        12.5       3.6
                                                 -----                 -----                 -----
      Earnings before minority interest and
         extraordinary gain                        7.4%       18.8       6.0%       16.1       5.3%
                                                 =====                 =====                 =====

     The following discussion and analysis of financial condition and results of operations reviews and compares the results of operations of the Company (after giving effect to the Merger), on a consolidated basis, for the fiscal years ended December 31, 2003, 2002 and 2001. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS - FISCAL YEAR 2003 AS COMPARED TO FISCAL YEAR 2002

Net Sales

     In 2003, net sales decreased 1.6% to $163.2 million from $165.9 million in 2002. The decline in net sales reflects the influence of state budget deficits incurred in fiscal years 2002 and 2003. Net sales for 2003 are positively impacted by the inclusion of net sales from Simulaids and Haan. Simulaids and Haan contributed an aggregate of $11.6 million in net sales in 2003, compared to $4.7 million in 2002. Excluding the net sales from Simulaids and Haan, net sales decreased 5.7% from 2002. Net sales in the educational segment, totaling $138.7 million, increased less than 1.0% in 2003 from $138.1 million in 2002. Excluding the net sales from Simulaids and Haan, educational net sales decreased 6.1% from 2002. The commercial segment recorded net sales of $29.9 million in 2003 versus $30.4 million for 2002. The lack of growth in the commercial segment is primarily due to the downward trend in sales of agricultural products and the overall instability of general national and international economic conditions.

Gross Profit

     Gross profit for 2003 increased 4.1% to $61.3 million from $58.9 million in 2002 despite the 1.6% decrease in net sales. In 2003, the gross profit margin increased to 37.6% from 35.5% in 2002. The increase in the gross profit margin is primarily due to: (i) the continued focus on improvements in purchasing efforts to reduce merchandise costs; (ii) the inclusion of Simulaids in operations for the entire twelve months of 2003 compared to six and one-half months in 2002, which made an incremental contribution to gross margin of $3.1 million; (iii) the inclusion of Haan in operations for the seven months ended December 31, 2003 compared to none in 2002, which made an incremental contribution to gross margin of $1.2 million; and (iv) a non-recurring, non-cash purchase accounting adjustment of $.9 million recorded in the third quarter of 2002. In connection with the Merger and in accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value on the Merger date, which was $.9 million greater than their historical cost. This purchase accounting adjustment was expensed in cost of sales in the Consolidated Statements of Earnings during the third quarter of 2002 as the associated inventories were sold. Excluding the gross profit realized from Simulaids and Haan and 2002 expenses related to purchase accounting, the gross profit margin would be 36.3% in 2003, compared to the gross profit margin of 35.4% in 2002. The educational segment yielded a gross profit margin of 38.7% in 2003, improving on the 2002 gross profit margin of 38.4%. Excluding the incremental Simulaids and Haan gross profit and 2002 expenses related to purchase accounting, the educational gross profit margin was 37.8% in 2003 compared to 38.6% in 2002. The commercial gross profit margin of 36.4% for 2003 remained consistent with 2002.

     In 2003, the overall inflationary impact on costs of materials was less than 1%. Due to the limited increase in the cost of merchandise, aggregate price increases to customers were less than 3%.

Selling and Administrative Expenses

     Selling and administrative expenses for 2003 decreased 2.7% to $39.5 million from $40.6 million in 2002. As a percent of net sales, selling and administrative expenses decreased slightly to 24.2% in 2003 from 24.5% in 2002. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for 2003 were positively impacted by the following: (i) implementation of cost control measures and labor efficiencies;
(ii) reduction in advertising and catalog costs, excluding the impact of Simulaids and Haan, of $.7 million from 2002; (iii) elimination of $.7 million in expenses of Safe Passage as a result of the sale of the business in 2002; and
(iv) $.4 million in expenses in 2002 related to severance payments due in connection with management changes. The decrease in advertising and catalog costs is attributed to technological efficiencies in catalog production through prior year capital expenditures in state of the art graphic design equipment programs.

     Selling and administrative expenses for 2003 were negatively impacted by the following: (i) inclusion of $1.4 million in expenses of Simulaids in operations for 2003 as compared to $1.1 million in 2002 (from the Merger date to December 31, 2002); (ii) inclusion of $.4 million in expenses of Haan in operations for 2003 (the period from June 1, 2003 to December 31, 2003) as compared to none for 2002; (iii) a significant increase in group health care costs to $3.1 million in 2003; and (iv) an increase of $.2 million in non-cash stock compensation expense related to grants of stock options to certain employees and directors.

     During 2003, the Company incurred and paid expenses of $.8 million to Geneve for certain administrative services. Prior to the Merger, the Company paid a management fee to Holdings. Under the terms of the management agreement, Holdings provided to the Company specified legal, tax and other corporate services. In 2002, through the Merger date, the management fee paid to Holdings was $.9 million.

Interest Expense

     Interest expense decreased 15.7% to $1.5 million in 2003, compared to $1.8 million in 2002. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.6% in 2003 from 4.1% in 2002 and reductions in borrowings under the Company's primary credit facility, net of the following events:

     o Mortgage of $1.8 million entered into by the Company on March 12, 2003, related to the purchase of an office and warehouse facility for the Company's Spectrum operations.

     o Mortgage and note payable of $3.6 million and $.5 million, respectively, acquired by the Company on May 31, 2003, related to the acquisition of NHI.

     o Note payable, seller financing and capital lease of $2.5 million, $1.8 million and $1.2 million, respectively, entered into by the Company on May 31, 2003, related to the acquisition and operations of Haan. The note payable and seller financing were paid in full during the fourth quarter of 2003. The capital lease was extinguished in the first quarter of 2004.

     The Company's credit agreements assessed interest at a weighted average rate of 3.6% and 3.3% at December 31, 2003 and 2002, respectively.

Income Tax Provision

     Aristotle and its qualifying domestic subsidiaries are included in the Federal income tax return and certain State income tax returns of Geneve. The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with Geneve, and payments for current Federal and certain State income taxes are made to Geneve.

     The income tax provision for 2003 was $8.3 million compared to a provision amounting to $6.6 million in 2002. These tax provisions reflect effective tax rates of 40.9% and 39.6% for 2003 and 2002, respectively. The increase in the effective tax rate from 2002 to 2003 is primarily due to revisions made by management to other deferred tax assets, net of the decrease in the valuation allowance. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Foreign and State income taxes and changes in the valuation allowance. Approximately $8.1 million of the income tax provision for 2003 relates to the utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $3.5 million in 2002. Although the reported earnings for 2003 and 2002 are shown after-tax, approximately $8.1 million and $3.5 million, respectively, of cash from operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards. Except for Federal Alternative Minimum Tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2003 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next three years.

     At December 31, 2003, the balance sheet contains a net deferred tax asset of $23.3 million, net of a valuation allowance of $11.0 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger. The valuation allowance has been established to reflect the estimate of Federal net operating tax loss carryforwards that will expire unused. During 2003, the valuation allowance decreased $1.3 million.

RESULTS OF OPERATIONS - FISCAL YEAR 2002 AS COMPARED TO FISCAL YEAR 2001

Net Sales

     Net sales increased 2.5% to $165.9 million in 2002 from $162.0 million in 2001. The growth in net sales is positively impacted by the acquisition of Spectrum in April 2001, and the inclusion of net sales of Simulaids and Safe Passage from the Merger date. Spectrum contributed $8.9 million in net sales in 2002, compared to $5.4 million in 2001 (from April 1, 2001 to December 31,
2001). Simulaids and Safe Passage contributed $4.7 million from the Merger date to December 31, 2002, compared to none in the fiscal year 2001. Excluding the net sales from Spectrum, Simulaids and Safe Passage, net sales decreased 2.7% from 2001. Net sales in the educational segment, totaling $138.1 million, increased 1.6% in 2002 from $136.0 million in 2001. Excluding the net sales from Spectrum and Simulaids, educational net sales decreased $6.4 million, or 4.9%. The commercial segment recorded net sales of $30.4 million in 2002, increasing 2.9% versus the prior year. Commercial sales in 2002, excluding net sales from Spectrum and Safe Passage, decreased by $.2 million to $29.2 million. The lack of growth in net sales reflects the downturn in the U.S. economy as well as budgetary uncertainty in the U.S. education sector.

Gross Profit

     Gross profit increased 4.3% to $58.9 million in 2002 from $56.5 million in 2001. Gross profit margin increased to 35.5% in 2002 from 34.9% in 2001. In connection with the Merger and in accordance with the purchase method of accounting under GAAP, certain inventories were valued at fair value on the Merger date, which was $.9 million greater than their historical cost. This purchase accounting adjustment was expensed in cost of sales in the Consolidated Statements of Earnings during the third quarter of 2002 as the associated inventories were sold. Spectrum produced $3.5 million in gross profit in 2002, compared to $2.2 million in 2001. Simulaids and Safe Passage, subsequent to the Merger, generated $2.8 million in incremental gross profit in 2002. Excluding the gross profit realized from Spectrum, Simulaids and Safe Passage, the gross profit margin would be 35.2% in 2002, compared to the 2001 gross profit margin of 34.7%. The educational segment yielded a gross profit margin of 38.4% in 2002, improving on the 2001 gross profit margin of 36.5%. Excluding the incremental Spectrum and Simulaids gross profit and 2002 expenses related to purchase accounting, educational gross profit margin increased in 2002 to 38.7% compared to 36.4% in 2001. The increase in educational gross profit margin is caused by improved purchasing efforts to reduce merchandise costs. Large customer tenders through quote sales, which generally carry lower margins than those resulting from standard catalog pricing, had minimal impact on the change in educational gross profit margin from 2001 to 2002. The commercial gross profit margin, excluding the Spectrum and Safe Passage business, was 36.8% in 2002, remaining consistent with the 2001 gross profit margin of 36.7%.

     In 2002, the overall inflationary impact on costs of materials was less than 1%. Due to the limited increase in the cost of merchandise, aggregate price increases to customers were less than 3%.

Selling and Administrative Expenses

     Selling and administrative expenses increased 5.1% in 2002, compared to 2001, to $40.6 million. Excluding Spectrum, Simulaids and Safe Passage, selling and administrative expenses decreased by $.2 million, or .7%. Total advertising and catalog costs, primarily catalog production and delivery costs, decreased $.2 or 2.4% in 2002 compared to 2001. This decrease is attributed to technological efficiencies in catalog production through current year capital expenditures in state of the art graphic design equipment programs. Group health care costs increased significantly to $2.5 million in 2002. In the second quarter of 2002, the Company adopted a change in accounting principles to recognize the fair value of stock options granted on or after January 1, 2002 as an expense on its Consolidated Statements of Earnings. In 2002, the Company recorded $.3 million in compensation expense related to grants of stock options to certain employees and directors.

     In the third quarter of 2002, the Company recorded $.4 million in expense in connection with severance arrangements with former executive officers. The Company has no further expenses under these arrangements.

     During 2001, AMEP incurred certain non-recurring costs classified as special charges in the accompanying Consolidated Statements of Earnings. These costs include approximately $.3 million related to the redemption of AMEP stock options held by AMEP employees, $.2 million related to the satisfaction of AMEP employment agreements and $.1 million of various legal, accounting and regulatory fees incurred by AMEP as a result of the AMEP acquisition. The special charges are reported as a reduction to earnings from operations.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and no longer amortizes goodwill as a reduction to earnings. In 2001, goodwill amortization amounted to $.5 million.

     Prior to the Merger, the Company paid a management fee to Holdings. Under the terms of the management agreement, Holdings provided to the Company specified legal, tax and other corporate services. In 2002, through the Merger date, the management fee paid to Holdings was $.9 million, compared to $1.6 million in 2001.

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

Income Tax Provision

     The income tax provision for 2002 was $6.6 million compared to a provision amounting to $5.8 million for 2001. These tax provisions reflect effective tax rates of 39.6% and 40.3% for 2002 and 2001, respectively. The decrease in the effective tax rate from 2001 to 2002 is primarily due to non-deductible goodwill amortization. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Foreign and State income taxes. Approximately $3.5 million of the income tax provision for 2002 relates to the utilization of the Company's Federal net operating tax loss carryforwards subsequent to the Merger. Although the reported earnings for 2002 are shown after-tax, approximately $3.5 million of cash from post-merger operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards.

     At December 31, 2002, the balance sheet contains a net deferred tax asset of $29.0 million, net of a valuation allowance of $12.3 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger. The valuation allowance has been established to reflect the estimate of Federal net operating tax loss carryforwards that will expire unused.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, the Company had working capital of $46.8 million, increasing from $44.9 million at December 31, 2002. Cash and cash equivalents decreased $5.7 million in 2003, ending the year at $5.6 million. Cash and cash equivalents increased $6.8 million in 2002, ending the year at $11.3 million. This decrease in cash and cash equivalents during 2003 is primarily due to the following activities:

     o The Company generated cash of $21.5 million, $15.1 million and $8.6 million from operations during 2003, 2002 and 2001, respectively. In 2003, the increase in cash generated from operations was principally the result of the following: (i) a $3.5 million increase in earnings from operations and (ii) a $4.6 million increase in the cash retained in the Company as a result of the increased utilization of Federal net operating tax loss carryforwards.

          The increase in cash generated from operations in 2002 compared to 2001 was principally the result of the following: (i) improved management of working capital and (ii) $3.5 million of cash retained in the Company as a result of the utilization of Federal net operating tax loss carryforwards recognized in the Merger.

     o The Company used $7.8 million for investing activities in 2003, compared to the generation of $2.7 million from investing activities in 2002. In 2003, the Company used cash of $2.5 million to purchase an office and warehouse facility for the Company's Spectrum operations. No significant acquisitions of this nature occurred in 2002. Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.8 million and $1.4 million in 2003 and 2002, respectively.

          In 2003, investing activities included a $3.5 million net cash outlay for the acquisitions of Haan and NHI. In 2002, investing activities included the acquisition of $3.3 million of cash in the Merger with Nasco.

     o Financing activities used $19.4 million and $11.0 million in 2003 and 2002, respectively. In 2003, the net principal payments on debt of $11.0 million were due to the following: (i) reduction of $11.0 million in the amounts outstanding on the Company's primary credit facility; (ii) payment in full of $1.8 million on seller financing related to the acquisition of Haan; and (iii) proceeds of $1.8 million from a mortgage on an office and warehouse facility for the Company's Spectrum operations. A note payable of $2.5 million entered into by the Company on May 31, 2003, related to the acquisition of Haan, was paid in full during the fourth quarter of 2003. The debt payments of $8.5 million in 2002 were for principal payments on the Company's primary credit facility, mortgage, existing capital leases and other seller notes payable incurred by AMEP in connection with previous acquisitions.

          The Company paid dividends of $8.6 million and $2.5 million in 2003 and 2002, respectively, on its Series I Preferred Stock and Series J Preferred Stock issued on June 17, 2002.

     On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. The proceeds from the Revolving Credit Facility were initially used to extinguish the $31.2 million in borrowings outstanding under the then-existing credit facility and $2.2 million in notes payable of the Company. The Revolving Credit Facility will provide the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At December 31, 2003, the weighted average interest rate on this debt was 3.03%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of less than 3.00%. Such rate commitments expire on various dates through April 14, 2004. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, certain inventories, certain property, plant and equipment, shares of a certain subsidiary's capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common dividend payments, capital disposals and intercompany management fees.

     Prior to October 15, 2003, the Company maintained a $2.5 million secured bank line of credit for working capital purposes. No draws were made against the facility during 2003 and 2002. The line of credit was terminated on October 15, 2003 upon the execution of the Revolving Credit Facility.

     Minimum contractual obligations at December 31, 2003 are as follows (in thousands):

                                                          Less                        More
                                                         Than 1     1-3      3-5     Than 5
                                                Total     Year     Years    Years     Years
                                               -------   ------   ------   -------   ------
Long-term debt                                 $31,538   $  248   $4,000   $25,133   $2,157
Capital leases                                   1,167    1,167       --        --       --
Operating lease commitments, net of sublease
   rentals                                         691      216      380        95       --
                                               -------   ------   ------   -------   ------
                                               $33,396   $1,631   $4,380   $25,228   $2,157
                                               =======   ======   ======   =======   ======

     In 2004, capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to be approximately $1.6 million.

     Capital resources in the future are expected to be used for the development of catalogs and product lines, to acquire additional businesses and for other investing activities. The Company anticipates that there will be sufficient financial resources to meet projected working capital and other cash requirements for at least the next twelve months. Management of the Company believes it has sufficient capacity to maintain current operations and support a sustained level of future growth.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company is subject to seasonal influences with peak levels occurring in the second and third quarters of the fiscal year primarily due to increased educational shipments coinciding with the Fall start of new school years. As a result, the Company recognizes approximately 75% of its annual net earnings in the second and third quarters of its fiscal year. Inventory levels increase in March through June in anticipation of the peak shipping season. The majority of shipments are made between June and August and the majority of cash receipts are collected from August through October.

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

     See Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10K for certain unaudited consolidated quarterly financial data for 2003 and 2002.

SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to GAAP. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes thereto. Actual results could differ from those estimates. A summary of all of the Company's significant accounting policies can be found in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10K. The Company believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial
Statements:

     Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs incurred in the development, production and circulation of catalogs on the Consolidated Balance Sheets until the related catalog is mailed, at which time they are amortized into selling and administrative expense over the estimated sales realization cycle of one year, using the straight-line method.

     Goodwill - The Company adopted SFAS No. 141, Business Combinations ("SFAS 141") as of July 1, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company also adopted the provisions of SFAS 142, effective January 1, 2002. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, SFAS 142 requires that goodwill be evaluated for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill must be written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company has evaluated its goodwill at December 31, 2003 and 2002, and determined that there has been no impairment of goodwill.

     Defined Benefit Plans - The Company accounts for the benefits under its salaried and hourly defined benefit pension plans using actuarial methods required by SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). This model uses an attribution approach that generally spreads individual events over the service lives of the employees in the plans. Examples of "events" are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the statement of earnings effects of pension benefits are earned in, and should be expensed in, the same pattern.

     In calculating net periodic benefit cost and the related benefit obligation, the Company is required to select certain actuarial assumptions. These assumptions include discount rate, expected return on plan assets and rate of compensation increases. The discount rate assumptions reflect the prevailing market rates for long-term, high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns to develop its assumptions of the expected return on plan assets. The rate of compensation increases are based on historical experience and the Company's long-term plans for such increases.

     In 2003, a 25 basis point decline in the discount rate assumptions caused a decline in the funded status of the Company's salaried and hourly pension plans. Consequently, the Company's accumulated benefit obligation for both plans exceeded the fair market value of the plan assets for these plans at December 31, 2003. As required by SFAS 87, the Company recorded a non-cash, after-tax, net charge of $1.5 million to the Consolidated Statements of Stockholders' Equity and Comprehensive Earnings in the fourth quarter of 2003. This charge did not impact the Company's pension expense, earnings or cash contribution requirements in 2003.

     Taxes - At December 31, 2003, the Consolidated Balance Sheet contains a net deferred tax asset of approximately $23.3 million, net of a valuation allowance of approximately $11.0 million, related primarily to Federal net operating tax loss carryforwards. During 2003, the valuation allowance decreased $1.3 million. The realizability of this asset is dependent upon the Company's generation of approximately $67.0 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. As of December 31, 2003, the Company had Federal net operating tax loss carryforwards of approximately $92.0 million. Based upon projected future operating results, Federal net operating tax loss carryforwards of $60.2 million are expected to be utilized to offset future Federal taxable income through 2007. The remaining $31.8 million of Federal net operating tax loss carryforwards are expected to expire unused. However, events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at December 31, 2003 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

     Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customer, which corresponds to the time when risk of ownership transfers. The point of shipment is typically from one of the distribution centers or, on occasion, a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company's financial statements for 2003.

     In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial statements for 2003.

     In November 2002, the EITF issued Issue No. 02-16, Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products) ("EITF 02-16"), effective for fiscal periods beginning after December 15, 2002. EITF 02-16 requires cash consideration received from a vendor be recognized in the customer's financial statements as a reduction to cost of sales, unless certain limited conditions are met. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as selling and administrative expense. The adoption of EITF 02-16 did not have a material effect on the Company's financial statements for 2003.

     In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply Interpretation 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R is not expected to have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). An issuer previously classified many of those instruments as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial statements for 2003.

FORWARD-LOOKING STATEMENTS

     The Company believes that this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding liquidity and are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those projected or suggested in such forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired companies; (iv) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (v) general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the Securities and Exchange Commission ("SEC"), including its Forms 10-K, 10-Q and 8-K.

     Reference is also made to the risk factors set forth in the final prospectus which constitutes a portion of the Company's Registration Statement on Form S-4 (Commission File No. 333-86026), which was filed in connection with the Merger.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As described below, credit risk and interest rate risk are the primary sources of market risk in the Company's accounts receivable and long-term borrowings.

QUALITATIVE

     Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of sales in 2003, 2002 or 2001. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

     Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in long-term borrowings, which typically have variable interest rates based on Prime or LIBOR rates. Assuming no other change in financial structure, an increase of 1% in the Company's variable interest rate for long-term borrowings would decrease pre-tax earnings by approximately $.4 million. This amount is determined by considering a 1% increase in interest on the average long-term borrowings estimated to be outstanding in 2004.

QUANTITATIVE

     The Company's long-term borrowings as of December 31, 2003 are as follows (in millions, except percentage data):

                                                             MATURITY   MATURITY
                                                               LESS      GREATER
                                                             THAN ONE   THAN ONE
                                                               YEAR       YEAR
                                                             --------   --------
Amount                                                         $1.4      $31.3
Weighted average interest rate                                  3.6%       3.6%
Fair market value                                              $1.4      $31.3

     The fair market value of long-term borrowings equals the face amount of long-term borrowings outstanding because the underlying rate of interest on substantially all of the Company's debt is variable based upon Prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company, together with the related Notes to the Consolidated Financial Statements and the report of the independent auditors are set forth below.

                          Independent Auditors' Report

The Board of Directors
The Aristotle Corporation:

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Milwaukee, Wisconsin
February 15, 2004

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002
                 (in thousands, except share and per share data)

                                                                      2003       2002
                                                                    --------   -------
                             Assets
Current assets:
   Cash and cash equivalents                                        $  5,566    11,299
   Accounts receivable, less allowance for doubtful
      receivables of $487 and $524 at December 31, 2003
      and 2002, respectively                                          11,881    12,452
   Inventories                                                        29,157    27,941
   Prepaid expenses and other                                          5,598     7,766
   Refundable income taxes                                               344        --
   Deferred income taxes                                               8,184     7,251
                                                                    --------   -------
      Total current assets                                            60,730    66,709

Property, plant and equipment, at cost                                25,648    15,241
   Less accumulated depreciation and amortization                     (8,308)   (6,088)
                                                                    --------   -------
      Net property, plant and equipment                               17,340     9,153

Goodwill                                                              11,509     7,008
Deferred income taxes                                                 15,081    21,761
Other assets                                                             454       430
                                                                    --------   -------
      Total assets                                                  $105,114   105,061
                                                                    ========   =======

               Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of long-term debt                           $  1,415     9,108
   Trade accounts payable                                              5,874     5,522
   Accrued expenses                                                    4,537     3,979
   Accrued dividends payable                                           2,154     2,150
   Income taxes                                                           --     1,005
                                                                    --------   -------
      Total current liabilities                                       13,980    21,764

Long-term debt, less current installments                             31,290    27,579

Stockholders' equity:
   Preferred stock, Series I, convertible, voting, 11%
      cumulative, $6.00 stated value; $.01 par value;
      2,400,000 shares authorized, 1,068,622 and
      1,046,716 issued and outstanding at
      December 31, 2003 and 2002, respectively                         6,412     6,280
   Preferred stock, Series J, non-voting, 12% cumulative,
      $6.00 stated value; $.01 par value; 11,200,000
      shares authorized, 10,984,971 issued and outstanding            65,760    65,760
   Common stock, $.01 par value; 20,000,000 shares
      authorized, 17,082,354 and 17,031,687 shares issued
      and outstanding at December 31, 2003 and 2002, respectively        171       170
   Additional paid-in capital                                            860       251
   Accumulated deficit                                               (13,257)  (16,624)
   Accumulated other comprehensive loss                                 (102)     (119)
                                                                    --------   -------
      Total stockholders' equity                                      59,844    55,718
                                                                    --------   -------
      Total liabilities and stockholders' equity                    $105,114   105,061
                                                                    ========   =======

See accompanying notes to consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

                                                                     2003         2002         2001
                                                                 -----------   ----------   ----------
Net sales                                                        $   163,228      165,947      161,961
Cost of sales                                                        101,864      107,005      105,448
                                                                 -----------   ----------   ----------
      Gross profit                                                    61,364       58,942       56,513

Selling and administrative expense                                    39,535       40,644       38,661
Special charges: American Educational Products, Inc.                      --           --          612
                                                                 -----------   ----------   ----------
      Earnings from operations                                        21,829       18,298       17,240

Other expense (income):
   Interest expense                                                    1,532        1,817        3,159
   Interest income                                                       (31)         (77)        (295)
   Other, net                                                             60         (109)        (160)
                                                                 -----------   ----------   ----------
                                                                       1,561        1,631        2,704
                                                                 -----------   ----------   ----------
      Earnings before income taxes, minority interest
         and extraordinary gain                                       20,268       16,667       14,536

Income taxes
   Current                                                             1,552        3,242        5,724
   Deferred                                                            6,745        3,352          136
                                                                 -----------   ----------   ----------
                                                                       8,297        6,594        5,860
                                                                 -----------   ----------   ----------
      Earnings before minority interest and extraordinary gain        11,971       10,073        8,676

Minority interest                                                         --           --           99
                                                                 -----------   ----------   ----------
      Earnings before extraordinary gain                              11,971       10,073        8,775

Extraordinary gain                                                        --       20,237           --
                                                                 -----------   ----------   ----------
      Net earnings                                                    11,971       30,310        8,775

Preferred dividends                                                    8,604        4,647           --
                                                                 -----------   ----------   ----------
      Net earnings applicable to common shareholders             $     3,367       25,663        8,775
                                                                 ===========   ==========   ==========

Basic earnings per common share:
   Earnings before extraordinary gain,
      applicable to common shareholders                          $       .20          .34          .59
   Extraordinary gain                                                     --         1.26           --
                                                                 -----------   ----------   ----------
   Net earnings applicable to common shareholders                $       .20         1.60          .59
                                                                 ===========   ==========   ==========

Diluted earnings per common share:
   Earnings before extraordinary gain,
      applicable to common shareholders                          $       .20          .33          .59
   Extraordinary gain                                                     --         1.25           --
                                                                 -----------   ----------   ----------
   Net earnings applicable to common shareholders                $       .20         1.58          .59
                                                                 ===========   ==========   ==========
Weighted average common shares outstanding:

   Basic                                                          17,037,634   16,102,121   15,000,000
   Diluted                                                        17,181,084   16,205,602   15,000,000

See accompanying notes to consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Stockholders' Equity and Comprehensive Earnings

                  Years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                            Preferred   Preferred
                                                           Comprehensive      Stock       Stock     Common
                                                          earnings (loss)    Series I    Series J    stock
                                                          ---------------   ---------   ---------   ------
Balance, December 31, 2000                                                   $    --          --      150
Net earnings                                                  $ 8,775             --          --       --
Equity contribution from Holdings                                  --             --          --       --
Other comprehensive earnings (loss):
   Foreign currency translation adjustment                       (139)            --          --       --
                                                              -------
      Comprehensive earnings                                  $ 8,636
                                                              =======
Common dividends                                                                  --          --       --
                                                                             -------      ------      ---
Balance, December 31, 2001                                                        --          --      150
Net earnings                                                  $30,310             --          --       --
Issuance of preferred stock in connection with merger
   with Nasco, less transaction costs                              --             --      59,850       --
Preferred stock dividend                                           --         12,190          --       --
Exchange of stock with related party                               --         (5,910)      5,910       --
Recapitalization                                                   --             --          --       20
Stock option compensation                                          --             --          --       --
Other comprehensive earnings (loss):
   Foreign currency translation adjustment                         79             --          --       --
                                                              -------
      Comprehensive earnings                                  $30,389
                                                              =======
Preferred dividends                                                               --          --       --
                                                                             -------      ------      ---
Balance, December 31, 2002                                                     6,280      65,760      170
Net earnings                                                  $11,971             --          --       --
Exercise of stock options                                          --            132          --        1
Tax benefit on exercise of stock options                           --             --          --       --
Stock option compensation                                          --             --          --       --
Other comprehensive earnings (loss):
   Recognition of minimum pension liability, net of tax        (1,465)            --          --       --
   Foreign currency translation adjustment                      1,482             --          --       --
                                                              -------
      Comprehensive earnings                                  $11,988
                                                              =======
Preferred dividends                                                               --          --       --
                                                                             -------      ------      ---
Balance, December 31, 2003                                                   $ 6,412      65,760      171
                                                                             =======      ======      ===

                                                                       (Accumulated    Accumulated
                                                          Additional     deficit)        other              Total
                                                            paid-in      retained     comprehensive     stockholders'
                                                            capital      earnings     earnings (loss)      equity
                                                          ----------   ------------   ---------------   -----------
Balance, December 31, 2000                                   2,828          3,897             (59)          6,816
Net earnings                                                    --          8,775              --           8,775
Equity contribution from Holdings                              275             --              --             275
Other comprehensive earnings (loss):
   Foreign currency translation adjustment                      --             --            (139)           (139)

      Comprehensive earnings

Common dividends                                                --         (1,800)             --          (1,800)
                                                            ------        -------          ------          ------
Balance, December 31, 2001                                   3,103         10,872            (198)         13,927
Net earnings                                                    --         30,310              --          30,310
Issuance of preferred stock in connection with merger
   with Nasco, less transaction costs                       (3,103)       (40,949)             --          15,798
Preferred stock dividend                                        --        (12,190)             --              --
Exchange of stock with related party                            --             --              --              --
Recapitalization                                                --            (20)             --              --
Stock option compensation                                      251             --              --             251
Other comprehensive earnings (loss):
   Foreign currency translation adjustment                      --             --              79              79

      Comprehensive earnings

Preferred dividends                                             --         (4,647)             --          (4,647)
                                                            ------        -------          ------          ------
Balance, December 31, 2002                                     251        (16,624)           (119)         55,718
Net earnings                                                    --         11,971              --          11,971
Exercise of stock options                                       56             --              --             189
Tax benefit on exercise of stock options                        33             --              --              33
Stock option compensation                                      520             --              --             520
Other comprehensive earnings (loss):
   Recognition of minimum pension liability, net of tax         --             --          (1,465)         (1,465)
   Foreign currency translation adjustment                      --             --           1,482           1,482

      Comprehensive earnings

Preferred dividends                                             --         (8,604)             --          (8,604)
                                                            ------        -------          ------          ------
Balance, December 31, 2003                                     860        (13,257)           (102)         59,844
                                                            ======        =======          ======          ======

See accompanying notes to consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                       2003       2002      2001
                                                                     --------   -------   --------
Cash flows from operating activities:
   Net earnings                                                      $ 11,971    30,310     8,775
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Extraordinary gain                                                   --   (20,237)       --
      Depreciation and amortization                                     1,759     1,709     2,205
      Stock option compensation                                           520       251        --
      Loss on sale of property, plant and equipment                         8        26        12
      Deferred income taxes                                             6,745     3,352       136
      Change in assets and liabilities, net of effects of acquired businesses:

         Accounts receivable                                            1,017     2,232      (177)
         Inventories                                                     (263)   (1,615)   (2,133)
         Prepaid expenses and other                                       485    (1,209)     (451)
         Other assets                                                    (694)       77       146
         Trade accounts payable                                           187     1,493    (1,291)
         Accrued expenses and other liabilities                          (225)   (1,329)    1,364
                                                                     --------   -------   -------
            Net cash provided by operating activities                  21,510    15,060     8,586

Cash flows from investing activities:

   Purchases of property, plant and equipment                          (4,353)   (1,397)   (1,252)
   Proceeds from the sale of property, plant and equipment                 14        --        33
   Proceeds from the sale of marketable securities                         --       848        --
   Cash acquired in merger with Nasco                                      --     3,272        --
   Cash paid for acquisitions, net of cash acquired                    (3,449)       --   (10,493)
                                                                     --------   -------   -------
            Net cash provided by (used in) investing activities        (7,788)    2,723   (11,712)

Cash flows from financing activities:

   Equity contribution                                                     --        --       275
   Proceeds from issuance of long-term debt                            38,121        --    20,000
   Repayment of borrowings on line of credit                               --        --    (2,542)
   Payment of related party notes payable                                  --        --    (5,490)
   Principal payments on long-term debt                               (49,165)   (8,451)   (5,417)
   Proceeds from issuance of stock under stock option plans               189        --        --
   Preferred dividends paid                                            (8,600)   (2,498)       --
   Common dividends paid                                                   --        --    (1,800)
                                                                     --------   -------   -------
            Net cash provided by (used in) financing activities       (19,455)  (10,949)    5,026
                                                                     --------   -------   -------

            Net increase (decrease) in cash and cash equivalents       (5,733)    6,834     1,900

Cash and cash equivalents at beginning of year                         11,299     4,465     2,565
                                                                     --------   -------   -------
Cash and cash equivalents at end of year                             $  5,566    11,299     4,465
                                                                     ========   =======   =======

See accompanying notes to consolidated financial statements.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(1)  Organization and Financial Statement Presentation

     These consolidated financial statements include the accounts of The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company") and are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of more than 80,000 items is offered, primarily through catalogs carrying the brands of Nasco, Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts and To-Sew.

     On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting. Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset of approximately $30,765, which was principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-Merger goodwill and long-term assets of approximately $8,326 were reduced to zero and negative goodwill of $20,237 was recognized as an extraordinary gain at the Merger date. In connection with the Merger, the Company changed its accounting fiscal year end from June 30 to December 31.

     As consideration for the Merger, Nasco Holdings, Inc. ("Holdings"), the sole shareholder of Nasco and a subsidiary of Geneve, received 15,000,000 shares of the Company's Common Stock and 10,000,000 shares of a newly authorized Series J Preferred Stock of the Company. Separately, on June 17, 2002, the Company paid a stock dividend of one share of a newly authorized Series I Preferred Stock on each share of Aristotle's Common Stock outstanding on June 10, 2002. On the Merger date, Geneve exchanged its shares of Series I Preferred Stock for an identical number of shares of Series J Preferred Stock.

     The following summarizes the allocation of proceeds provided by Aristotle to the Merger at the Merger date:

     Net working capital                                               $  6,127
     Deferred income taxes                                               30,765
     Long-term debt                                                        (707)
                                                                       --------
        Net assets acquired                                              36,185
     Negative goodwill                                                  (20,237)
                                                                       --------
                                                                         15,948
     Transaction costs                                                    1,198
                                                                       --------
        Total purchase price                                           $ 17,146
                                                                       ========

     Geneve and its affiliated entities held greater than 90% of Aristotle's outstanding voting stock at December 31, 2003.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation and Combination

          All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Use of Estimates

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

     (c)  Translation of Financial Statements Denominated in Foreign Currencies

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

     (d)  Fair Value of Financial Instruments and Concentration of Credit Risk

          The carrying values of the Company's trade receivables and trade payables approximate fair value due to their short maturities. The fair value of the Company's debt approximates fair value because the effective interest rates on the obligations approximate the Company's current cost of borrowing of similar amounts on similar terms.

          The substantial portion of the Company's sales are either direct to educational institutions or to distributors. Management believes that the allowance for doubtful accounts is sufficient to cover the related credit risk.

     (e)  Cash Equivalents

          For purposes of the Consolidated Statements of Cash Flows, the Company considers debt securities with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts, certificates of deposit and reverse repurchase agreements totaling $253, $7,686 and $2,844 at December 31, 2003, 2002 and 2001,
          respectively.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     (f)  Marketable Securities

          Marketable securities are carried at their fair values. The Company has classified its marketable securities as "available-for-sale." Accordingly, all unrealized gains and losses are recorded as accumulated other comprehensive earnings or loss, a separate component of stockholders' equity. The Company utilizes the specific identification method in determining cost and fair value. The Company has no marketable securities at December 31, 2003 and 2002.

     (g)  Inventories

          Inventories are stated at the lower of cost (principally determined on a first-in, first-out basis) or net realizable value.

     (h)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is principally provided using an accelerated method. The Company utilizes useful lives ranging generally from 3 to 7 years for machinery and equipment and 39 years for buildings. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases.

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

     (i)  Goodwill

          Goodwill, which represents the excess of cost over the fair value of net assets acquired, and accumulated amortization were $12,239 and $730, respectively, at December 31, 2003 and $7,738 and $730, respectively, at December 31, 2002. The reported balance of goodwill at December 31, 2003 and 2002 is attributable to the educational segment.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS 141 as of July 1, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS
          142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS 142 as of January 1, 2002. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 15 years. At December 31, 2003 and 2002, the Company evaluated goodwill and determined that no impairment existed.

          The following information presents the impact of SFAS 142 on reported net earnings applicable to common shareholders and related net earnings per common share assuming SFAS 142 had been in effect for the year ended December 31, 2001:

          Net earnings applicable to common shareholders-as reported     $8,775
          Amortization of goodwill                                          455
                                                                         ------
          Net earnings applicable to common shareholders-adjusted        $9,230
                                                                         ======
          Basic and diluted earnings per common share:
          Net earnings applicable to common shareholders-as reported     $ 0.59
          Amortization of goodwill                                         0.03
                                                                         ------
          Net earnings applicable to common shareholders-adjusted        $ 0.62
                                                                         ======

     (j)  Income Taxes

          Aristotle and its qualifying domestic subsidiaries are included in the Federal income tax return and certain State income tax returns of Geneve. The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with Geneve, and payments for Federal and certain State income taxes are made to Geneve.

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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     (k)  Stock Options

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

     (l)  Revenue Recognition

          Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers. The point of shipment may be from a Company distribution center or from a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price.

          The Company records amounts billed to customers for shipping and handling in net sales, records the freight costs incurred for delivery of product in cost of sales and records all other costs incurred in the shipping and handling of customer orders in selling and administrative expenses.

     (m)  Research and Development Costs

          The Company expenses research and development costs as incurred. Research and development costs were approximately $685, $513 and $401 in 2003, 2002 and 2001, respectively.

     (n)  Advertising Costs

          Substantially all of the Company's advertising is through the mailing of catalogs. The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, the cost of which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog publications of the Company's products. The capitalized costs of advertising are typically amortized over the one-year period following the publication of the catalog.

          At December 31, 2003 and 2002, $4,254 and $4,008, respectively, of direct-response advertising costs were reported as prepaid expenses. Advertising costs expensed were approximately $9,460, $9,889 and $10,134 in 2003, 2002 and 2001, respectively.

     (o)  Earnings per Share

          Basic earnings per share are calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding during the year and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the year.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

          Earnings per share are computed based on the following weighted average number of common shares outstanding during the year ended December 31:

                                                      2003         2002         2001
                                                   ----------   ----------   ----------
          Weighted average common shares-basic     17,037,634   16,102,121   15,000,000
          Effect of dilutive stock options            143,450      103,481           --
                                                   ----------   ----------   ----------
          Weighted average common shares-diluted   17,181,084   16,205,602   15,000,000
                                                   ==========   ==========   ==========

          Shares of Common Stock available for issue upon conversion of the 1,068,622 and 1,046,716 shares of Series I Preferred Stock outstanding at December 31, 2003 and 2002, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts.

     (p)  Reclassifications

          Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

(3)  Acquisitions

     On May 31, 2003, Aristotle purchased 100% of the outstanding capital stock of Haan Crafts Corporation ("Haan"). Haan is a manufacturer and catalog distributor of sewing kits used in middle school and junior high school family and consumer science classrooms. The acquisition has complemented the Company's current product lines. The results of Haan's operations have been included in the consolidated financial statements since the date of such acquisition. The aggregate purchase price, net of cash acquired, was $5,297, including $3,497 of cash and $1,800 in seller financing. The purchase price allocation resulted in goodwill of $3,900 attributable to the educational segment. In connection with the acquisition of Haan, Aristotle entered into a $1,190 capital lease with the seller on a building facility ("Haan Building Facility"). On February 12, 2004, the Company purchased the Haan Building Facility for $1,050.

     On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Holdings. This transaction was consummated in satisfaction of a contractual obligation entered into in connection with the Merger. The sole purpose of NHI is the ownership and management of warehouse and office facilities ("NHI Building Facilities"), which had been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI, which includes a $3,571 mortgage related to the properties held by NHI.

     During 1999 and 2000, G.C. Associates Holding Corp. ("GC"), a wholly-owned subsidiary of Geneve, acquired blocks of common stock of American Educational Products, Inc. ("AMEP") through purchases in the public market. In March 2001, Nasco became the successor to the shares of AMEP previously owned by GC and assumed all rights and obligations under a merger agreement with AMEP. Pursuant to the terms of the merger agreement, all shareholders other than Nasco and its affiliates received $10.00 in cash for each share of AMEP common stock owned, and in March 2001, AMEP became a wholly-owned subsidiary of Nasco. Nasco paid approximately $5,252 during 2001 for the acquisition of the remaining AMEP minority shareholders' interests and recorded an additional $1,936 of goodwill as a result. As a result of this transfer of ownership interests between entities under common control, Nasco accounted for the fair value of AMEP's net assets and operations, using the "as-if pooling of interests" method as of March 31, 2000, the date GC gained a controlling interest in AMEP.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

During 2001, AMEP incurred certain costs totaling $612, which are classified as special charges in the accompanying Consolidated Statements of Earnings. The special charges include nonrecurring costs related to the redemption of stock options held by directors and employees, professional fees related to the settlement of shareholder litigation and various legal, accounting and regulatory fees incurred as a result of the merger.

In April 2001, Nasco acquired 100% of the stock ownership of Spectrum Educational Supplies, Ltd. ("Spectrum"), a Canadian provider of education products, for $5,241 cash. The transaction has been accounted for as a purchase, and included recording $3,434 of additional goodwill.

The following pro forma results of operations for the years ended December 31, 2003, 2002 and 2001 have been prepared as if the Haan, NHI, AMEP and Spectrum acquisitions had occurred on January 1, 2001:

                                                      2003       2002      2001
                                                    --------   -------   -------
Net sales                                           $166,074   171,688   169,521
Earnings before extraordinary gain                    12,569    10,845     9,473

Net earnings                                        $ 12,569    31,082     9,473
Preferred dividends                                    8,604     4,647        --
                                                    --------   -------   -------
Net earnings applicable to
   common shareholders                              $  3,965    26,435     9,473
                                                    ========   =======   =======
Basic earnings per common share:
   Earnings before extraordinary gain,
      applicable to common shareholders             $    .23       .38       .63
   Extraordinary gain                                     --      1.26        --
                                                    --------   -------   -------
   Net earnings applicable to common
      shareholders                                  $    .23      1.64       .63
                                                    ========   =======   =======
Diluted earnings per common share:
   Earnings before extraordinary gain,
      applicable to common shareholders             $    .23       .38       .63
   Extraordinary gain                                     --      1.25        --
                                                    --------   -------   -------
   Net earnings applicable to common
      shareholders                                  $    .23      1.63       .63
                                                    ========   =======   =======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(4)  Inventories

     The classification of inventories at December 31 is as follows:

                                                                2003      2002
                                                               -------   ------
Raw materials                                                  $ 4,293    3,226
Work in process                                                    762      928
Finished goods                                                   3,315    2,672
Catalog merchandise                                             21,836   22,229
Less inventory reserves                                         (1,049)  (1,114)
                                                               -------   ------
   Net inventories                                             $29,157   27,941
                                                               =======   ======

(5)  Prepaid Expenses and Other

     A summary of prepaid expenses and other at December 31 is as follows:

                                                                   2003     2002
                                                                  ------   -----
Prepaid catalog costs                                             $4,254   4,008
Prepaid pension expense                                               --   1,949
Other                                                              1,344   1,809
                                                                  ------   -----
   Total prepaid expenses and other                               $5,598   7,766
                                                                  ======   =====

(6)  Property, Plant and Equipment, at Cost

     A summary of property, plant and equipment, at cost, at December 31 is as follows:

                                                                   2003    2002
                                                                 -------  ------
Land and improvements                                            $ 1,896     769
Buildings and improvements                                        15,130   7,676
Machinery, furniture and equipment                                 8,430   6,739
Leasehold improvements                                               188      57
Construction in progress                                               4      --
                                                                 -------  ------
   Total property, plant and equipment                           $25,648  15,241
                                                                 =======  ======

     During 2002, the Company removed from its property, plant and equipment accounts approximately $630 of fully depreciated plant and equipment still in use.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(7)  Accrued Expenses

     A summary of accrued expenses at December 31 is as follows:

                                                                  2003     2002
                                                                 ------   -----
Payroll and employee benefits                                    $1,665   1,878
Unfunded minimum pension liability                                  684      --
Property, sales and other taxes                                     673     447
Other                                                             1,515   1,654
                                                                 ------   -----
   Total accrued expenses                                        $4,537   3,979
                                                                 ======   =====

(8)  Long-term Debt

     A summary of the Company's long-term debt as of December 31 is as follows:

                                                                           2003     2002
                                                                         -------   ------
$45,000 Revolving Credit Facility; interest payable on various dates at variable rates based on Prime or LIBOR plus applicable
   margins (3.03% at December 31, 2003); expires October 15, 2008;
   collateralized by certain accounts receivable, certain inventories, certain property, plant and equipment, shares of a certain subsidiary's capital stock outstanding and ownership interests
   of certain subsidiary limited liability companies                     $25,000       --

Mortgages, monthly payments of $45, with interest payable at various rates (3.22%-6.50% at December 31, 2003); final
   payments due on various dates thru April 1, 2013;
   collateralized by real estate                                           6,038      622

Capital lease obligations, monthly payments of $11, with interest payable at various rates (5.65%-8.54% at December 31, 2003);
   final payments due on January 1, 2004 and February 12, 2004*            1,167       65

Note payable to related party, interest payable monthly at 5.84%             500       --

Credit facility paid in full in 2003                                          --   36,000
                                                                         -------   ------
   Long-term debt                                                         32,705   36,687
Less current installments                                                 (1,415)  (9,108)
                                                                         -------   ------
   Long-term debt, less current maturities                               $31,290   27,579
                                                                         =======   ======

     * On February 12, 2004, the Company purchased the Haan Building Facility for $1,050. The building facility had been recorded as a capital lease. At December 31, 2003, the Company classified the existing $1,164 capital lease as current on the Consolidated Balance Sheet.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     On October 15, 2003, the Company entered into a five-year, non-amortizing, $45,000 Revolving Credit Facility. The proceeds from the Revolving Credit Facility were initially used to extinguish the $31,256 in borrowings outstanding under the then-existing credit facility and $2,310 in notes payable of the Company. The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. The Company also pays a quarterly commitment fee of .375% on unborrowed funds.

     The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of December 31, 2003.

     Prior to October 15, 2003, Company maintained a $2,500 secured bank line of credit to meet working capital requirements. No draws were made against this facility during 2003 or 2002. This line of credit was terminated on October 15, 2003 upon the execution of the Revolving Credit Facility.

     The Company has available a $200 unsecured line of credit facility to support letters of credit for merchandise procurement. At December 31, 2003 and 2002, the line of credit had no balance outstanding.

     Aggregate annual maturities of long-term debt as of December 31, 2003 are as follows:

Year ending December 31,
         2004                         $ 1,415
         2005                           3,478
         2006                             522
         2007                              64
         2008                          25,069
      Thereafter                        2,157
                                      -------
                                      $32,705
                                      =======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(9)  Income Taxes

     The 2003, 2002 and 2001 provisions for income taxes consist of the following:

                                                          2003     2002    2001
                                                         ------   -----   -----
Current:
   U.S. Federal                                          $  429   1,793   4,744
   Foreign                                                  252     401      12
   State                                                    871   1,048     968
                                                         ------   -----   -----
                                                          1,552   3,242   5,724
Deferred:
   U.S. Federal                                           6,753   3,366     120
   Foreign                                                    1      --      --
   State                                                     (9)    (14)     16
                                                         ------   -----   -----
                                                          6,745   3,352     136
                                                         ------   -----   -----
                                                         $8,297   6,594   5,860
                                                         ======   =====   =====

Effective tax rate                                         40.9%   39.6%   40.3%
                                                         ======   =====   =====

     A reconciliation of the Company's current effective tax rate and the U.S. Federal statutory income tax rate on net earnings before income taxes, minority interest and extraordinary gain is as follows:

                                                            2003   2002   2001
                                                            ----   ----   ----
U.S. Federal statutory rate                                 35.0%  35.0%  35.0%
   State income taxes, net of Federal tax benefits           3.6%   4.1%   4.4%
   Foreign income taxes                                      1.2%   2.4%    .1%
   Non-deductible goodwill amortization                       --     --    1.1%
   Decrease in valuation allowance                          (6.6%)   --     --
   Adjustment to other deferred tax items                    7.9%    --     --
   Other                                                     (.2%) (1.9%)  (.3%)
                                                            ----   ----   ----

Effective tax rate                                          40.9%  39.6%  40.3%
                                                            ====   ====   ====

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31 are presented below:

                                                                         2003       2002
                                                                       --------   -------
Deferred tax assets:
   Accounts receivable                                                 $    186       187
   Inventories                                                              645       712
   Plant and equipment                                                      132       412
   Unfunded minimum pension liability                                       280        --
   Accrued expenses                                                         770       587
   Other, net                                                                14       214
   Alternative minimum tax credit carryforwards                             401        --
   Net operating tax loss carryforwards                                  31,845    40,009
                                                                       --------   -------
      Total gross deferred tax assets                                    34,273    42,121

Deferred tax liabilities:
   Prepaid pension expense                                                   --      (760)
                                                                             --    41,361
Valuation allowance                                                     (11,008)  (12,349)
                                                                       --------   -------
      Net deferred tax assets                                          $ 23,265    29,012
                                                                       ========   =======
Classification of net deferred taxes in Consolidated Balance Sheets:
   Current net deferred tax asset                                      $  8,184     7,251
   Noncurrent net deferred tax asset                                     15,081    21,761
                                                                       --------   -------
                                                                       $ 23,265    29,012
                                                                       ========   =======

In connection with the Merger, the Company recognized a deferred tax asset for Federal net operating tax loss carryforwards. As of December 31, 2003, the Company had Federal net operating tax loss carryforwards of approximately $92,040, which expire as follows:

Year ending December 31,
          2006               $88,401
          2007                   843
          2008                   274
          2010                 2,522
                             -------
                             $92,040
                             =======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance of $11,008 has been established to reflect the amount of Federal net operating tax loss carryforwards that the Company's management believes will expire unused. The valuation allowance decreased $1,341 in 2003. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these net deferred tax assets reported at December 31, 2003.

     The change in net deferred tax assets includes $1,017 of deferred tax benefit attributable to the recognition of an unfunded minimum pension liability, which is reflected as a component of comprehensive earnings. Also reflected in additional paid-in capital is a $33 tax benefit associated with the exercise of stock options.

(10) Preferred Stock

     The Series I Preferred Stock is convertible into the Company's Common Stock during the 90-day period beginning on June 17, 2007, at the option of the holder. Each share of Series I Preferred Stock is convertible into shares of Common Stock as determined by dividing the stated value of Series I Preferred Stock at that time plus an amount equal to the accrued and unpaid dividends by the conversion price (as defined). After the expiration of the 90-day period, holders of Series I Preferred Stock will no longer be able to convert their shares. The Series J Preferred Stock is not convertible into or exchangeable for any other property or securities.

(11) Stock Options

     The Company established the 1997 Employee and Director Stock Plan in 1997 ("1997 Plan"). The 1997 Plan provides for granting up to 150,000 options to employees and directors to purchase shares of Common Stock. The exercise term of the options and vesting requirements shall be for such period as the Board of Directors (or a committee thereof, appointed to administer the 1997 Plan, if any) designates. Following the Merger, each option to purchase one share of the Company's Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company. The Company does not currently intend to grant any additional options under the 1997 Plan.

     The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 ("2002 Plan") under which employees, directors and consultants are eligible to receive nonincentive and incentive options and stock grants in respect of up to 1,500,000 shares of Common Stock. Nonincentive and incentive options granted under the 2002 Plan are subject to such limitations on exercisability as established by the Board of Directors (or a committee thereof, appointed to administer the 2002 Plan, if any) from time to time. Options granted under the 2002 Plan have a term of no longer than five years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                2003      2002
                                                              -------   -------
     Risk free interest rate                                    4.0%      4.1%
     Expected dividend yield                                    0.0%      0.0%
     Expected lives                                           5 years   5 years
     Expected volatility                                       60.0%     60.0%

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

The weighted average fair value of options granted during 2003 and 2002 was $2.24 and $1.64, respectively.

A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002, and changes during the years then ended, is presented below:

                                              2003                  2002
                                       ------------------   -------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                       Options     Price     Options     Price
                                       -------   --------   --------   --------
Outstanding at beginning of year       772,833     $3.18      55,900    $ 5.61
Granted                                177,000      4.09     971,600      2.98
Expired                                     --        --          --        --
Forfeited                                   --        --    (254,667)    (2.95)
Exercised                               60,666      3.92          --        --
                                       -------              --------
Outstanding at end of year             889,167      3.31     772,833      3.18
                                       =======              ========
Options exercisable at end of year     422,165     $3.31          --    $   --

The following table summarizes information about stock options at December 31, 2003:

                     Options Outstanding          Options Exercisable
              --------------------------------   --------------------
                                      Weighted
                          Weighted    Average                Weighted
  Range of                 Average   Remaining                Average
  Exercise    Number of   Exercise      Life     Number of   Exercise
  Prices       Options      Price     (Years)     Options      Price
-----------   ---------   --------   ---------   ---------   --------
$2.95-$3.50    680,167      $2.99       3.48      344,415     $2.98
$3.50-$4.50    175,000       4.10       4.05       43,750      4.10
$4.50-$5.50     10,000*      5.00       6.04       10,000*     5.00
$5.50-$6.00     24,000*      5.82       4.66       24,000*     5.82
               -------                            -------
               889,167       3.31       3.65      422,165      3.31
               =======                            =======

* These options were granted under the 1997 Plan and are exercisable for one share of Common Stock and one share of Series I Preferred Stock of the Company.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(12) Stock Appreciation Rights

     On February 1, 2001, the Company entered into employment agreements with certain key employees. In connection with these employment agreements, the Company granted a total of 80,000 Stock Appreciation Rights, of which 55,500 vested and were paid as of December 31, 2002. The Company recorded a compensation charge for the difference between the $1.00 exercise price and the fair market value of the Company's Common Stock, which is defined as the average closing price for the 90 day period immediately prior to the settlement date. For the year ended December 31, 2002, approximately $42 was recorded as compensation expense in the accompanying Consolidated Statements of Earnings. No Stock Appreciation Rights were granted during 2003.

(13) Lease Commitments

     The Company leases real and personal property under various noncancelable operating lease agreements. Rent expense under these agreements is approximately $679, $965, and $840 in 2003, 2002 and 2001, respectively.

     The Company subleases a portion of the NHI Building Facilities to an unrelated party. Rental income under these agreements is approximately $250, $300 and $213 for 2003, 2002 and 2001, respectively.

     The following is a schedule of future minimum rental payments, net of sublease rental income, required under operating leases, all of which relate to the rental of real and personal property that have initial or remaining noncancelable terms in excess of one year as of December 31, 2003:

       Year ending December 31,
                 2004                   $216
                 2005                    198
                 2006                    182
                 2007                     54
                 2008                     41
                                        ----
     Net minimum payments required      $691
                                        ====

(14) Employee Benefit Plans

     (a)  Defined Benefit Pension Plans

     The Company has noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. The plan covering salaried employees provides pension benefits that are based on years of service and average compensation. The plan covering hourly employees provides pension benefits that are based on stated amounts for each year of service. The Company's policy is to fund pension costs accrued up to a maximum deductible contribution but not less than the minimum required by the Employee Retirement Income Security Act of 1974. The Company plans to contribute $900 to these pension plans in 2004.

     Plan assets are primarily invested with the Massachusetts Mutual Life Insurance Company under an immediate participation guarantee contract for salaried employees and a deposit administration contract for hourly employees.

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     The Company was required at December 31, 2003 to record a minimum pension liability in the Consolidated Balance Sheet. The effect of the adjustment was to decrease prepaid pension expense by $1,798 and increase the minimum pension liability by $684 and net deferred tax asset by $1,017, with the remaining $1,465 being recorded to other comprehensive loss.

     The following table sets forth these plans' obligations, funded status and amounts recognized in the Company's Consolidated Balance Sheets as of December 31:

                                                                 2003     2002
                                                               -------   ------
     Changes in benefit obligation:
        Benefit obligation at beginning of year                $11,905   10,692
        Service cost                                               547      526
        Interest cost                                              758      709
        Assumption changes                                         524      825
        Actuarial (gain) loss                                       17     (271)
        Benefits paid                                             (475)    (576)
                                                               -------   ------
                 Benefit obligation at end of year              13,276   11,905

     Change in plan assets:
           Fair value of plan assets at beginning of year       10,315    9,157
           Actual return on plan assets                            582      595
           Employer contribution                                   479    1,165
           Benefits paid, including expenses                      (490)    (602)
                                                               -------   ------
                 Fair value of plan assets at end
                    of year                                     10,886   10,315

     Funded status                                              (2,390)  (1,590)
     Unrecognized net actuarial loss                             4,226    3,619
     Unrecognized prior service cost                               (12)     (14)
     Unrecognized transition asset                                 (26)     (66)
                                                               -------   ------
                 Net amount recognized                         $ 1,798    1,949
                                                               =======   ======

     Amounts recognized in Consolidated Balance
        Sheets:
           Prepaid (accrued) pension expense                   $  (684)   1,949
           Accumulated other comprehensive loss
              (pre-tax)                                          2,482       --
                                                               -------   ------
                 Net amount recognized                         $ 1,798    1,949
                                                               =======   ======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     The following table sets forth the assumptions and net periodic benefit cost for these plans' for the years ended December 31:

                                                             2003   2002   2001
                                                            -----   ----   ----
     Weighted average assumptions at year end:
        Discount rate                                        6.25%  6.50%  7.00%
        Expected return on plan assets                       7.75%  7.75%  7.75%
        Rate of compensation increase                        3.00%  4.00%  4.00%

     Components of net periodic benefit cost:
        Service cost                                        $ 547    526    494
        Interest cost                                         758    709    684
        Expected return on plan assets                       (788)  (732)  (657)
        Amortization of transition asset                      (39)   (39)   (39)
        Amortization of prior service cost                     (3)    (3)    (3)
        Recognized net actuarial loss                         155    132    154
                                                            -----    ---    ---
           Net periodic benefit cost                        $ 630    593    633
                                                            =====    ===    ===

     The Company uses long-term historical actual return experience and estimates of future long-term investment returns to develop its expected return on plan assets assumption used in calculating the net periodic benefit cost.

     The following table summarizes information about plans with an accumulated benefit obligation in excess of plans assets:

                                              2003      2002
                                            -------   -------
     Projected benefit obligation           $13,276   $11,905
     Accumulated benefit obligation          11,570    10,009
     Fair value of plan assets               10,886    10,315

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ended December 31:

     Year ending December 31,
               2004             $  394
               2005                405
               2006                433
               2007                526
               2008                555
               2009-2013         3,926
                                ------
        Benefit payments        $6,239
                                ======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     (b) Defined Contribution Plans

     The Company sponsors defined contribution pension plans that cover substantially all employees. The Company may make discretionary contributions to such plans. No material Company contributions were made during 2003, 2002 or 2001.

(15) Related Party Transactions

     The Company expensed management fees of $854 and $1,612 charged by Geneve and its affiliates in 2002 and 2001, respectively. During 2003, the Company incurred expenses of $818 related to administrative services provided by Geneve.

     The Company recorded other income from management fees of $50 and $100 in 2002 and 2001, respectively, for services provided to an affiliate.

     The Company paid cash dividends to Holdings, prior to the Merger, of $1,800 in 2001.

     Prior to Aristotle's acquisition of NHI in May 2003, the Company leased the NHI Building Facilities from NHI. Total rent expense incurred by the Company for these facilities totaled $160, $384 and $213 in 2003, 2002 and 2001, respectively.

     The Company made income tax payments to Geneve under a tax sharing agreement of $506, $3,180 and $4,210 in 2003, 2002 and 2001, respectively.

(16) Supplemental Cash Flow Information

                                                      2003     2002    2001
                                                    -------   -----   ------
     Cash paid during the year for:
        Interest                                    $ 1,347   1,813    2,567
        Income taxes                                  2,743   3,915    4,810

     Non-cash investing and financing activities:
        Common and Preferred Stock exchanged
           in connection with the Merger                 --      --       --
           (see Note 1)
        Net assets from acquisitions:
           Net working capital                      $ 1,065      --      957
           Property, plant and equipment              5,546      --      850
           Goodwill                                   3,900      --    5,370
           Acquisition of minority interest              --      --    3,316
           Long-term debt                            (7,062)     --       --
                                                    -------   -----   ------
              Total cash paid for acquisitions,
                 net of cash acquired               $ 3,449      --   10,493
                                                    =======   =====   ======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(17) Segment Data

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

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     The following table presents segment information as of and for the years ended December 31:

                                                   2003       2002      2001
                                                 --------   -------   -------
Net sales:
   Educational                                   $138,654   138,085   135,954
   Commercial                                      29,900    30,410    29,560
   Intercompany                                    (5,326)   (2,548)   (3,553)
                                                 --------   -------   -------
      Net sales                                  $163,228   165,947   161,961
                                                 ========   =======   =======

Gross profit:
   Educational                                   $ 53,594    53,001    49,600
   Commercial                                      10,875    11,180    10,841
   Other costs of sales                            (3,105)   (5,239)   (3,928)
                                                 --------   -------   -------
      Gross profit                               $ 61,364    58,942    56,513
                                                 ========   =======   =======

Identifiable assets:
   Educational                                   $ 45,606    38,358    35,805
   Commercial                                       4,624     4,715     4,653
   Other corporate assets                          54,884    61,988    26,978
                                                 --------   -------   -------
      Identifiable assets                        $105,114   105,061    67,436
                                                 ========   =======   =======

(18) Quarterly Data - (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31:

                                                                        2003
                                                  -----------------------------------------------
                                                    1st       2nd       3rd       4th
                                                  Quarter   Quarter   Quarter   Quarter    Total
                                                  -------   -------   -------   -------   -------
Net sales                                         $35,441    42,961    51,953    32,873   163,228
Gross profit                                       13,238    16,227    19,361    12,538    61,364
Earnings from operations                            3,452     5,895     9,042     3,440    21,829
Net earnings                                        1,952     3,346     5,207     1,466    11,971
Preferred dividends                                 2,150     2,150     2,150     2,154     8,604
Net earnings (loss) applicable to common
   shareholders                                      (198)    1,196     3,057      (688)    3,367

Basic earnings (loss) per common share:
Net earnings (loss) applicable to common
   shareholders                                   $  (.01)      .07       .18      (.04)      .20
                                                  =======    ======    ======    ======   =======

Diluted earnings (loss) per common share:
Net earnings (loss) applicable to common
   shareholders                                   $  (.01)      .07       .18      (.04)      .20
                                                  =======    ======    ======    ======   =======

                   THE ARISTOTLE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

                                                                       2002
                                                  -----------------------------------------------
                                                    1st       2nd       3rd       4th
                                                  Quarter   Quarter   Quarter   Quarter    Total
                                                  -------   -------   -------   -------   -------
Net sales                                         $34,529    43,323    55,485    32,610   165,947
Gross profit                                       12,251    15,336    19,282    12,073    58,942
Earnings from operations                            2,788     5,282     8,219     2,009    18,298
Extraordinary gain                                     --    20,237        --        --    20,237
Net earnings                                        1,452    23,064     4,756     1,038    30,310
Preferred dividends                                    --       307     2,191     2,149     4,647
Net earnings (loss) applicable to common
   shareholders                                     1,452    22,757     2,565    (1,111)   25,663

Basic earnings (loss) per common share:
Earnings (loss) before extraordinary gain,
   applicable to common shareholders              $   .09      0.16      0.16     (0.07)     0.34

Extraordinary gain                                     --      1.26        --        --      1.26
                                                  -------    ------    ------    ------   -------
Net earnings (loss) applicable to common
   shareholders                                   $   .09      1.42      0.16     (0.07)     1.60
                                                  =======    ======    ======    ======   =======

Diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary gain,
      applicable to common shareholders           $  0.09      0.16      0.15     (0.07)     0.33
   Extraordinary gain                                  --      1.25        --        --      1.25
                                                  -------    ------    ------    ------   -------
   Net earnings (loss) applicable to common
      shareholders                                $  0.09      1.41      0.15     (0.07)     1.58
                                                  =======    ======    ======    ======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 8, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent auditors and retained KPMG LLP. The report of Arthur Andersen on the Company's financial statements for the fiscal year ended June 30, 2001 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal year ended June 30, 2001 and during the subsequent period through August 8, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During the fiscal year ended June 30, 2001, and during the subsequent period through August 8, 2002, there were no reportable events (as defined in Item 304 (a) (1) (v) of Regulation S-K). The Company announced this change in accountants in a Current Report on Form 8-K filed with the SEC on August 8, 2002 ("August 8th Form 8-K"). Prior to the Merger, KPMG LLP acted as the independent auditor of Nasco. Following the Merger, the Company's fiscal year end changed to December 31. Further information regarding the Company's dismissal of Arthur Anderson and subsequent appointment of KPMG LLP as its independent auditor can be found in the August 8th Form 8-K.

ITEM 9A. CONTROLS AND PROCEDURES

     The President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

     There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and officers of the Company and compliance with Section 16(a) of the Exchange Act, is included under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is included under the caption "Executive Compensation" in the Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership of certain beneficial owners and management is included under the captions "Stock Owned by Management and Principal Stockholders of the Company," "Nominees for Election of Directors" and "Executive Officers" in the Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning related stockholder matters is included in Item 5 of this Form 10-K under the caption "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions and other relationships, if any, between the Company and its directors, officers, or principal stockholders is included under the caption "Certain Transactions" in the Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accountant fees and services is included under the caption "Ratification of Appointment of Auditors" in the Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements (See Part II, Item 8) are filed as part of this report:

                                                                             Page
                                                                             ----
Independent Auditors' Report                                                  22
Consolidated Balance Sheets                                                   23
Consolidated Statements of Earnings                                           24
Consolidated Statements of Stockholders' Equity and Comprehensive Earnings    25
Consolidated Statements of Cash Flows                                         26
Notes to Consolidated Financial Statements                                    27

(a)(2) FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report on Financial Statement Schedule.

     Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2003, 2002 and 2001. See Exhibit 99.1.

     All other financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)(3) EXHIBITS

     See Item 15(c) below for the Exhibit index.

(b) REPORTS ON FORM 8-K

     The Company has filed the following reports on Form 8-K during the fourth quarter of 2003:

     1. On October 17, 2003, the Company filed a Current Report on Form 8-K under Item 5, announcing that it had entered into a new five year, $45.0 million revolving credit agreement.

     2. On November 3, 2003, the Company filed a Current Report on Form 8-K under Item 12, announcing its financial results for the quarter ended September 30, 2003.

(c) EXHIBITS

     The following exhibits are filed as part of this report:

EXHIBIT NUMBER                           DESCRIPTION
--------------   ---------------------------------------------------------------
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

       3.1(i)    Amended and Restated Certificate of Incorporation of The
                 Aristotle Corporation, incorporated herein by reference to
                 Exhibit 3.1 of The Aristotle Corporation Quarterly Report on
                 Form 10-Q for the fiscal quarter ended June 30, 2002.

       3.2(ii) Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation Quarterly Report on
                 Form 10-Q for the fiscal quarter ended June 30, 2002.

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

      10.5(a)* The Employment Agreement dated as of February 1, 2001, by and between The Aristotle Corporation and Paul McDonald, incorporated herein by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

      10.5(b)* Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle
                 Corporation and Paul McDonald, incorporated herein by reference to Exhibit 10.8 (b) of The Aristotle Corporation Quarterly
                 Report on Form 10-Q for fiscal quarter ended June 30, 2002.

      10.6(a)* The Employment Agreement dated as of February 1, 2001, by and between The Aristotle Corporation and John Crawford, incorporated herein by reference to Exhibit 10.9 of The
                 Aristotle Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

      10.6(b)* Amendment, dated June 17, 2002, to the Employment Agreement dated as of February 1, 2001 by and between The Aristotle
                 Corporation and John J. Crawford, incorporated herein by reference to Exhibit 10.9 (b) of The Aristotle Corporation
                 Quarterly Report on Form 10-Q for fiscal quarter ended June 30,
                 2002.

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

     10.11*      Form of Letter Agreement, dated May 24, 2002, between The
                 Aristotle Corporation and non-employee directors regarding the exercisability of certain stock options, incorporated herein by reference to Exhibit 10.14 of The Aristotle Corporation
                 Quarterly Report on Form 10-Q for fiscal quarter ended June 30,
                 2002.

     10.12(a)    Amended and Restated Credit Agreement (Five Year) dated as of
                 May 29, 2001, among Nasco International, Inc., various financial institutions now or hereafter parties thereto and Bank of America, N.A. incorporated by reference to The
                 Aristotle Corporation's Statement on Form S-4 (File No.
                 333-86026).

     10.12(b)    First Amendment to Amended and Restated Credit Agreement (Five
                 Year) and Consent, dated as of June 17, 2002, among Nasco
                 International, Inc., various financial institutions now or hereafter parties thereto and Bank of America, N.A., incorporated herein by reference to Exhibit 10.15 (b) of The
                 Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

     10.12(c)    Assumption Agreement, dated June 17, 2002, executed by The
                 Aristotle Corporation pursuant to Section 3.1 of the First
                 Amendment to Amended and Restated Credit Agreement (Five Year) and Consent (See Exhibit 10.15(b)), incorporated herein by reference to Exhibit 10.15 (c) of The Aristotle Corporation
                 Quarterly Report on Form 10-Q for fiscal quarter ended June 30,
                 2002.

     10.13(a)    Amended and Restated Credit Agreement (364 Days) dated as of
                 May 29, 2001, among Nasco International, Inc., various financial institutions now or hereafter parties thereto and Bank of America, N.A. incorporated by reference to The
                 Aristotle Corporation's Registration Statement on Form S-4
                 (File No. 333-86026).

     10.13(b)    Second Amendment to Amended and Restated Credit Agreement (364
                 Days) and Consent, dated as of June 17, 2002, among Nasco
                 International, Inc., various financial institutions now or hereafter parties thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.16 (b) of The
                 Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

     10.13(c)    Assumption Agreement, dated June 17, 2002, executed by The
                 Aristotle Corporation pursuant to Section 3.1 of the Second
                 Amendment to Amended and Restated Credit Agreement (364 Days) and Consent (See Exhibit 10.16(b)), incorporated herein by reference to Exhibit 10.16 (c) of The Aristotle Corporation
                 Quarterly Report on Form 10-Q for fiscal quarter ended June 30,
                 2002.

     10.14 Second Amended and Restated Mortgage (and Security Agreement and Assignment of Leases and Rents), dated as of August 21, 2001, by and between Nasco International, Inc., as Mortgagor, in favor of Bank of America, N.A., as agent incorporated by reference to The Aristotle Corporation's Registration Statement on Form S-4 (File No. 333-86026).

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

     10.25       Credit Agreement dated as of October 15, 2003 among The
                 Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and
                 Banc One Capital Markets, Inc., as Lead Arranger and Sole Book
                 Runner, incorporated herein by reference to Exhibit 10.1 of The
                 Aristotle Corporation Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2003.

     21          Subsidiaries of the Company.

     23          Consent of KPMG LLP.

     24 Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing certain officers of the Company to file amendments to this Report, are located on the signature page of this Report.
                 See page 55 of the Annual Report on Form 10-K of which this
                 Exhibit Index is a part.

     31.1        Rule 13a-14(a)/15d-14(a) Certifications.

     31.2        Rule 13a-14(a)/15d-14(a) Certifications.

     32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1 Independent Auditors' Report on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

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

                                    Date: March 29, 2004


                                    /s/ Steven B.Lapin

                                    Steven B.Lapin
                                    President and Chief Operating Officer
                                    (Principal Executive Officer)


                                    Date: March 29, 2004


                                    /s/ Dean T.Johnson

                                    Dean T.Johnson
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               POWERS OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven B. Lapin, Dean T. Johnson and H. William Smith, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming to all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

       Signature                              Title                             Date


/s/ Steven B. Lapin      President, Chief Operating Officer and Director   March 29, 2004
----------------------
Steven B. Lapin


/s/ Dean T. Johnson      Vice President and Chief Financial Officer        March 29, 2004
----------------------
Dean T. Johnson


/s/ John J. Crawford     Director                                          March 29, 2004
----------------------
John J. Crawford


/s/ John Lahey           Director                                          March 29, 2004
----------------------
John Lahey


/s/ Donald T. Netter     Director                                          March 29, 2004
----------------------
Donald T. Netter


/s/ Edward Netter        Director                                          March 29, 2004
----------------------
Edward Netter


/s/ Sharon M. Oster      Director                                          March 29, 2004
----------------------
Sharon M. Oster


/s/ James G. Tatum       Director                                          March 29, 2004
----------------------
James G. Tatum


/s/ Roy T.K. Thung       Director                                          March 29, 2004
----------------------
Roy T.K. Thung

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                               DESCRIPTION
-------   ----------------------------------------------------------------------
 21       Subsidiaries of the Company.

 23       Consent of KPMG LLP.

 31.1     Rule 13a-14(a)/15d-14(a) Certifications.

 31.2     Rule 13a-14(a)/15d-14(a) Certifications.

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.1     Independent Auditors' Report on Financial Statement Schedule and
          Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'