Form 10-Q
period 2004-03-31
ARISTOTLE CORP
filed 2004-05-13
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of May 1, 2004, 17,111,354 shares of Common Stock, 1,096,622 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited),
	December 31, 2003 and March 31, 2003 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three Months
	ended March 31, 2004 and 2003 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three Months
	ended March 31, 2004 and 2003 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Assets	March 31, 2004	December 31, 2003	March 31, 2003
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$1,766	5,566	4,960
Accounts receivable, net	15,082	11,881	14,192
Inventories	31,718	29,157	29,942
Prepaid expenses and other	5,564	5,598	7,722
Refundable income taxes	326	344	-
Deferred income taxes	8,184	8,184	7,251
Total current assets	62,640	60,730	64,067

Property, plant and equipment, net	17,038	17,340	11,556

Goodwill	11,466	11,509	7,008
Deferred income taxes	13,612	15,081	20,729
Other assets	427	454	426
Total assets	$105,183	105,114	103,786

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$3,584	1,415	9,143
Trade accounts payable	6,720	5,874	6,216
Accrued expenses	4,583	4,537	3,507
Accrued dividends payable	-	2,154	-
Income taxes	-	-	137
Total current liabilities	14,887	13,980	19,003

Long-term debt, less current installments	29,369	31,290	29,154

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,096,622,
1,068,622 and 1,046,716 shares issued and outstanding at March 31, 2004, December 31, 2003
and March 31, 2003, respectively	6,580	6,412	6,280
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value; $.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,111,354, 17,082,354 and 17,031,687
17,031,687 shares issued and outstanding at March
31, 2004, December 31, 2003 and March 31, 2003, respectively	171	171	170
Additional paid-in capital	1,060	860	382
Accumulated deficit	(12,375)	(13,257)	(16,822)
Accumulated other comprehensive loss	(269)	(102)	(141)
Total stockholders' equity	60,927	59,844	55,629
Total liabilities and stockholders' equity	$105,183	105,114	103,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Net sales	$39,020	35,441
Cost of sales	23,831	22,203
Gross profit	15,189	13,238

Selling and administrative expense	9,876	9,786
Earnings from operations	5,313	3,452

Other expense (income):
Interest expense	313	308
Other, net	30	(49)
	343	259
Earnings before income taxes	4,970	3,193

Income taxes:
Current	456	209
Deferred	1,469	1,032
	1,925	1,241
Net earnings	3,045	1,952

Preferred dividends	2,163	2,150
Net earnings (loss) applicable to common stockholders	$882	(198)

Earnings (loss) per common share:
Basic	$.05	(.01)
Diluted	$.05	(.01)

Weighted average common shares outstanding:
Basic	17,099,002	17,031,687
Diluted	17,280,043	17,031,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)
	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$3,045	1,952
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	416	410
Stock option compensation	125	131
(Gain) loss on sale of property, plant and equipment	(2)	17
Deferred income taxes	1,469	1,032
Change in assets and liabilities:
Accounts receivable	(3,201)	(1,740)
Inventories	(2,561)	(2,001)
Prepaid expenses and other	34	44
Other assets	70	4
Trade accounts payable	846	694
Accrued expenses and other liabilities	29	(1,362)
Net cash provided by (used in) operating activities	270	(819)

Cash flows from investing activities:
Purchases of property, plant and equipment	(278)	(2,833)
Proceeds from the sale of property, plant and equipment	2	3
Net cash used in investing activities	(276)	(2,830)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500	1,637
Principal payments on long-term debt	(2,136)	(27)
Proceeds from issuance of stock under stock option plans	159	-
Preferred dividends paid	(4,317)	(4,300)
Net cash used in financing activities	(3,794)	(2,690)

Net decrease in cash and cash equivalents	(3,800)	(6,339)

Cash and cash equivalents at beginning of period	5,566	11,299
Cash and cash equivalents at end of period	$1,766	4,960

Supplemental cash flow information
Cash paid during the period for:
Interest	$334	306
Income taxes	$357	1,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

  Organization

  The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts and To-Sew. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries. In addition, the Company offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields. The Company markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally through licensing rights from third parties.
  Financial Statement Presentation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  Principles of Consolidation

  All significant intercompany balances and transactions have been eliminated in consolidation.
  Recently Issued Accounting Pronouncements

  In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply Interpretation 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company's financial statements for the three months ended March 31, 2004.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2004

  (Unaudited)

  Business Combinations

  On May 31, 2003, Aristotle purchased 100% of the outstanding capital stock of Haan Crafts Corporation ("Haan"). Haan is a manufacturer and catalog distributor of sewing kits used in middle school and junior high school family and consumer science classrooms. The acquisition has complemented the Company's current product lines in the educational segment. The results of Haan's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The aggregate purchase price, net of cash acquired, was $5.3 million, including $3.5 million of cash and $1.8 million in seller financing, which was subsequently retired by the Company. The purchase price allocation resulted in goodwill of $3.9 million attributable to the educational segment. In connection with the acquisition of Haan, Aristotle entered into a $1.2 million capital lease with the seller on a building facility ("Haan Building Facility"). On February 12, 2004, the Company settled the capital lease on the Haan Building Facility for $1.1 million.

  On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Nasco Holdings, Inc. ("Holdings"), a subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Geneve and Holdings together held greater than 90% of Aristotle's outstanding voting stock at March 31, 2004. The sole purpose of NHI is the ownership and management of warehouse and office facilities, which had been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI, which includes a $3.6 million mortgage related to the properties held by NHI.

  Earnings (Loss) per Common Share

  Basic earnings (loss) per common share is calculated by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

  Shares of Common Stock available for issue upon conversion of the 1,096,622 and 1,046,716 shares of Series I Preferred Stock outstanding at March 31, 2004 and 2003, respectively, and 135,258 shares related to stock options outstanding at March 31, 2003 were not dilutive and, therefore, have not been included in the computations of diluted earnings (loss) per common share amounts for the periods then ended.

  Stockholders' Equity and Comprehensive Earnings

  Changes in stockholders' equity for the three months ended March 31 are as follows (in thousands):
	2004	2003
Balance at January 1	$59,844	55,718
Net earnings	3,045	1,952
Exercise of stock options	159	-
Tax benefit on exercise of stock options	84	-
Stock option compensation	125	131
Other comprehensive loss:
Foreign currency translation adjustment	(167)	(22)
Preferred dividends	(2,163)	(2,150)
Balance at March 31	$60,927	55,629

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2004

  (Unaudited)

  Comprehensive earnings for the three months ended March 31 is as follows (in thousands):
	2004	2003
Net earnings	$3,045	1,952
Foreign currency translation adjustment	(167)	(22)
Comprehensive earnings	$2,878	1,930

  Stock Options

  The Company accounts for its stock options under the fair value-based recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No.123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as an expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options as an expense within its Condensed Consolidated Statements of Earnings.

  The Company has a 1997 Employee and Director Stock Plan ("1997 Plan") and 2002 Employee, Director and Consultant Stock Plan ("2002 Plan"). The Company does not currently intend to grant any additional options under the 1997 Plan. No stock options were granted during the three months ended March 31, 2004. The total fair value of the options granted under the 2002 Plan during the three months ended March 31, 2003 was $.4 million. The total fair value of options granted under the 2002 Plan is generally recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded compensation expense related to granted stock options of approximately $.1 million for the three months ended March 31, 2004 and 2003. The expected annual impact on 2004 earnings before income taxes of the options granted to date is a reduction of approximately $.5 million.

  Defined Benefit Pension Plan

  The Company has noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. No contributions were made to the pension plans for the three months ended March 31, 2004. The Company contributed $.1 million to the pension plans for the three months ended March 31, 2003. The Company expects to contribute a total of $.9 million to the pension plans in 2004.

  The following table presents the components of net periodic benefit cost for the three months ended March 31 (in thousands):
	2004	2003

Service cost	$157	137
Interest cost	203	190
Expected return on plan assets	(212)	(197)
Amortization of transition asset	(7)	(10)
Amortization of prior service cost	(1)	(1)
Recognized net actuarial loss	54	39
Net periodic benefit cost	$194	158

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2004

  (Unaudited)

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

The following table presents segment information for the three months ended March 31 (in thousands):

	2004	2003
Net sales:
Educational	$32,942	29,000
Commercial	7,942	7,728
Intercompany	(1,864)	(1,287)
Net sales	$39,020	35,441
Gross profit:
Educational	$13,184	11,695
Commercial	2,858	2,817
Other costs of sales	(853)	(1,274)
Gross profit	$15,189	13,238

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of March 31, 2004, December 31, 2003 and March 31, 2003 (in thousands):

	March 31,	December 31,	March 31,
	2004	2003	2003
Identifiable assets:
Educational	$49,457	45,606	42,617
Commercial	5,325	4,624	5,000
Other corporate assets	50,401	54,884	56,169
Identifiable assets	$105,183	105,114	103,786

Educational assets include $11.5 million, $11.5 million and $7.0 million of goodwill at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through catalogs.

The following is a summary of key events for the first quarter of 2004:

    increase in net sales and gross profit of 10.1% and 14.7%, respectively, as compared to the first quarter of 2003;

    53.9% and 56.0% increase in earnings from operations and net earnings, respectively, as compared to the first quarter of 2003;

    EBITDA(1) increase of 48.3% to $5.7 million from $3.9 million in the comparable quarter in 2003;

    increase in cash retained in the Company to $1.5 million in first quarter of 2004 from $1.0 million in the comparable quarter in 2003 as a result of the increased utilization of Federal net operating tax loss carryforwards; and

    semi-annual payment of $4.3 million of dividends on the Company's Series I Preferred Stock and Series J Preferred Stock.

A key strength of the Company's business is its ability to generate cash consistently. The Board of Directors and management use cash generated as a measure of the Company's performance. The Company uses the cash generated from operations to strengthen the balance sheet, including reducing liabilities such as pensions and debt, and for paying dividends on its preferred stock. The Company's management believes that looking at the ability to generate cash provides investors with additional insight into the Company's performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the three months ended March 31, 2004 and 2003 and (ii) the percentage change in dollars in those reported items from the comparable period in 2003:
	% of Net Sales
	2004	2003	% Change

Net sales	100.0%	100.0%	10.1%
Cost of sales	61.1	62.6	7.3
Gross profit	38.9	37.4	14.7

Selling and administrative expense	25.3	27.6	.9
Earnings from operations	13.6	9.8	53.9

Other expense (income):
Interest expense	.8	.9	1.6
Other, net	.1	(.1)	(161.2)
	.9	.8	32.4
Earnings before income taxes	12.7	9.0	55.7

Income taxes
Current	1.2	.6	118.2
Deferred	3.8	2.9	42.3
	5.0	3.5	55.1
Net earnings	7.7%	5.5%	56.0

  "EBITDA," which may be considered a non-GAAP financial measure, is defined as earnings before interest and other income, income taxes, depreciation and amortization. A non-GAAP financial measure is a numerical measure of a company's historical or future financial performance, financial position or cash flows that either excludes or includes amounts that are normally excluded or included in a comparable measure calculated and presented under GAAP. EBITDA is not presented as an alternative measure of operating results (such as earnings from operations or net earnings) or cash flow from operations, as determined in accordance with GAAP, but is presented because the Company's management believes it is a widely accepted indicator of the Company's ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. The following table provides a reconciliation of net earnings to EBITDA for the three months ended March 31 (in millions):

	2004	2003

Net earnings	$3.1	$2.0
Add:
Income taxes	1.9	1.2
Interest expense	.3	.3
Depreciation and amortization	.4	.4
EBITDA	$5.7	$3.9

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net Sales

Net sales for the first quarter of 2004 increased 10.1% to $39.0 million from $35.4 million for the comparable period in 2003. The growth in net sales in the first quarter of 2004 is positively impacted by the inclusion of net sales from Haan, which was acquired on May 31, 2003, and the overall stabilization of general national and international economic conditions compared to the volatility in the U.S. economy and budget uncertainty in the U.S. education sector which had affected the Company in the first quarter of 2003. Haan contributed $1.7 million in net sales in the first quarter of 2004, compared to none in the first quarter of 2003. Excluding the net sales from Haan, net sales increased 5.4% from the first quarter of 2003. Net sales in the educational segment, totaling $32.9 million, increased 13.6% in the first quarter of 2004 from $29.0 million in the first quarter of 2003. Excluding the net sales from Haan, educational net sales increased 7.9% from the first quarter of 2003. The commercial segment recorded net sales of $7.9 million in the first quarter of 2004 as compared to $7.7 million in the first quarter of 2003, increasing 2.8% versus the prior year.

Gross Profit

Gross profit for the first quarter of 2004 increased to $15.2 million as compared to $13.2 million for the first quarter of 2003. Gross profit margin increased to 38.9% in the first quarter of 2004 from 37.4% in the first quarter of 2003. The increase in the gross profit margin is primarily due to: (i) the continued focus on improvements in purchasing efforts to reduce merchandise costs and (ii) the inclusion of Haan in operations for the entire first quarter of 2004 compared to none in the first quarter of 2003, which made an incremental contribution to gross margin of $.7 million. The educational segment yielded a gross profit of $13.2 million in the first quarter of 2004, improving on the first quarter of 2003 gross profit of $11.7 million. The commercial gross profit of $2.9 million in the first quarter of 2004 remained consistent with the first quarter of 2003.

Selling and Administrative Expenses

Selling and administrative expenses of $9.9 million for the first quarter of 2004 remained consistent with the comparable period in 2003 while net sales increased 10.1%. As a percent of net sales, selling and administrative expenses decreased to 25.3% in the first quarter of 2004 from 27.6% in the first quarter of 2003. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the first quarter of 2004 were impacted by the following: (i) inclusion of $.2 million in expenses of Haan in operations for the first quarter of 2004 as compared to none for the first quarter of 2003 and (ii) a decrease in group health costs by 12.5% to $.7 million in the first quarter of 2004.

The Company recorded $.1 million in compensation expense for the first quarters of 2004 and 2003 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for the first quarters of 2004 and 2003.

Interest Expense

Interest expense of $.3 million for the first quarter of 2004 remained consistent with the comparable period in 2003. Interest expense was affected by an increase in the weighted average interest rate on the Company's debt to 3.7% in the first quarter of 2004 compared to 3.3% in the first quarter of 2003, which was offset by a decrease in the weighted average debt outstanding during the first quarter of 2004 compared to the same period in 2003. The Company's credit agreements assessed interest at a weighted average rate of 3.5%, 3.6% and 3.4% at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

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

The income tax provision for the first quarter of 2004 was $1.9 million compared to a provision amounting to $1.2 million for the comparable period in 2003. These tax provisions reflect effective tax rates of 38.7% and 38.9% for the first quarters of 2004 and 2003, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from Foreign and State income taxes. Approximately $1.5 million of the income tax provision for first quarter of 2004 relates to the utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $1.0 million in the first quarter of 2003. Although the reported earnings for the first quarters of 2004 and 2003 are shown after-tax, approximately $1.5 million and $1.0 million, respectively, of cash from operations was retained in the Company as a result of the utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2004 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next three years.

At March 31, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $21.8 million, net of a valuation allowance of $11.0 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards. The valuation allowance has been established to reflect the estimate of Federal net operating tax loss carryforwards that could expire unused. There were no changes in the valuation allowance during the first quarters of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had working capital of $47.8 million, increasing from $46.8 million at December 31, 2003. At March 31, 2003, the Company had working capital of $45.1 million. Cash and cash equivalents decreased $3.8 million in the first quarter of 2004, ending the quarter at $1.8 million. Cash and cash equivalents decreased $6.3 million in first quarter of 2003, ending the quarter at $5.0 million. This decrease in cash and cash equivalents during the first quarter of 2004 is primarily due to the following activities:

  The Company generated cash of $.3 million from operations during the first quarter of 2004 compared to a use of cash of $.8 million in the first quarter of 2003. In the first quarter of 2004, the increase in cash generated from operations was principally the result of the following: (i) a $1.9 million increase in earnings from operations, offset by working capital changes related to a $1.5 million increase in accounts receivable as a result of a strong February and March sales period and a $.6 million decrease in inventories; (ii) a $.4 million increase in the cash retained in the Company as a result of the increased utilization of Federal net operating tax loss carryforwards; and (iii) a $.7 million increase in the cash retained in the Company as a result of the timing of income tax payments.

These changes in current assets and liabilities are typical for the first quarter as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year. For more information on the seasonality of the Company's business, please refer to the Fluctuations in Quarterly Results of Operations section above.

  The Company used $.3 million for investing activities in the first quarter of 2004, compared to $2.8 million in the first quarter of 2003. Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.3 million for each of the first quarters of 2004 and 2003. In the first quarter of 2003, the Company used cash of $2.5 million to purchase an office and warehouse facility for the Company's Spectrum operations.

  Financing activities used $3.8 million and $2.7 million in the first quarters of 2004 and 2003, respectively. In the first quarter of 2004, the net principal proceeds from debt of $.3 million were primarily due to the following: (i) increase of $1.5 million in the amounts outstanding on the Company's primary credit facility and (ii) payment of $1.1 million for the settlement of capital lease obligations related to the Haan Building Facility. In the first quarter of 2003, the debt proceeds of $1.6 million were related to a mortgage on an office and warehouse facility for the Company's Spectrum operations.

The Company paid dividends of $4.3 million in the first quarters of 2004 and 2003 on its Series I Preferred Stock and Series J Preferred Stock issued on June 17, 2002.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. Proceeds from the Revolving Credit Facility were initially used to extinguish the $31.2 million in borrowings outstanding under the then-existing credit facility and $2.2 million in notes payable of the Company. The Revolving Credit Facility will provide the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At March 31, 2004, the weighted average interest rate on this debt was 3.1%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of less than 3.00%. Such rate commitments expire on various dates through July 27, 2004. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary's capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of March 31, 2004.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements:

Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs, less vendor rebates, incurred in the development, production and circulation of catalogs on the Condensed Consolidated Balance Sheets until the related catalog is mailed, at which time such catalog costs are amortized into selling and administrative expense over the estimated sales realization cycle of one year, using the straight-line method.

Deferred Income Taxes - At March 31, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $21.8 million, net of a valuation allowance of approximately $11.0 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of approximately $62 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at March 31, 2004 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

Goodwill - The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company has evaluated its goodwill at December 31, 2003, and determined that there has been no impairment of goodwill.

Defined Benefit Plans - The Company accounts for the benefits under its salaried and hourly defined benefit pension plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions." These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plans. Examples of "events" are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the statement of earnings effects of pension benefits are earned in, and should be expensed in, the same pattern.

In calculating net periodic benefit cost and the related benefit obligation, the Company is required to select certain actuarial assumptions. These assumptions include discount rate, expected return on plan assets and rate of compensation increase. The discount rate assumptions reflect the prevailing market rates for long-term, high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns, to develop its assumptions of the expected return on plan assets. The rate of compensation increase is based on historical experience and the Company's long-term plans for such increases.

Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customer, which corresponds to the time when risk of ownership transfers. The point of shipment is typically from one of the Company's distribution centers or, on occasion, a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described below, credit risk and interest rate risk are the primary sources of market risk in the Company's accounts receivable and long-term borrowings, respectively.

QUALITATIVE

Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of sales in the first quarters of 2004 and 2003. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in long-term borrowings, which typically have variable interest rates based on Prime or LIBOR rates. Assuming no other change in financial structure, an increase of 1% in the Company's variable interest rate for long-term borrowings would decrease earnings before income taxes for 2004 by approximately $.4 million. This amount is determined by considering a 1% increase in interest on the average long-term borrowings estimated to be outstanding in 2004.

QUANTITATIVE

The Company's long-term borrowings as of March 31, 2004 are as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$3.6	$29.4
Weighted average interest rate	4.8%	3.3%
Fair market value	$3.6	$29.4

The fair market value of long-term borrowings equals the face amount of long-term borrowings outstanding because the underlying rate of interest on substantially all of the Company's debt is variable based upon Prime or LIBOR rates.

ITEM 4. CONTROLS AND PROCEDURES

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding liquidity, are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those projected or suggested in such forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired companies; (iv) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (v) general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

Reference is also made to the risk factors set forth in the final prospectus which constitutes a portion of the Company's Registration Statement on Form S-4 (Commission File No. 333-86026), which was filed in connection with the merger with Nasco International, Inc.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See Page 16 for the Exhibit index.

(b) REPORTS ON FORM 8-K

The Company has furnished the following report on Form 8-K during the quarter ended March 31, 2004:

  On March 2, 2004, the Company furnished a Current Report on Form 8-K under Item 5 and Item 12, announcing its financial results for the year ended December 31, 2003 and the declaration of cash dividends on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2004

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date: May 12, 2004

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

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

    disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 12, 2004

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

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

    disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 12, 2004

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

                                                                                                                                                                                                                                                 Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Aristotle Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission (the "SEC") on the date hereof (the "Report"), I, Steven B. Lapin, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2004

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

                                                                                                                                                                                                                                                (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Aristotle Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission ("the SEC") on the date hereof (the "Report"), I, Dean T. Johnson, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2004

/s/ Dean T. Johnson

Dean T. Johnson

Vice President and Chief Financial Officer

                                                                                                                                                                                                                                                (Principal Financial and

                                                                                                                                                                                                                                                 Accounting Officer)