Form 10-Q
period 2004-06-30
ARISTOTLE CORP
filed 2004-08-10
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 10, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes [ ] No [X]

As of August 1, 2004, 17,115,354 shares of Common Stock, 1,096,622 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited),
	December 31, 2003 and June 30, 2003 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Six
	Months ended June 30, 2004 and 2003 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2004 and 2003 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	19

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Assets	June 30, 2004	December 31, 2003	June 30, 2003
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$4,477	5,566	8,850
Accounts receivable, net	17,651	11,881	19,152
Inventories	36,241	29,157	34,705
Prepaid expenses and other	3,889	5,598	6,102
Refundable income taxes	-	344	-
Deferred income taxes	8,184	8,184	7,251
Total current assets	70,442	60,730	76,060

Property, plant and equipment, net	17,065	17,340	17,126

Goodwill	11,393	11,509	10,908
Deferred income taxes	11,806	15,081	19,315
Other assets	409	454	333
Total assets	$111,115	105,114	123,742

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$3,548	1,415	10,560
Trade accounts payable	11,048	5,874	12,216
Accrued expenses	5,067	4,537	3,798
Accrued dividends payable	2,158	2,154	2,150
Income taxes	16	-	690
Total current liabilities	21,837	13,980	29,414

Long-term debt, less current installments	26,799	31,290	37,463

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,096,622,
1,068,622 and 1,046,716 shares issued and outstanding at June 30,
2004, December 31, 2003 and June 30, 2003, respectively	6,580	6,412	6,280
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,112,354,
17,082,354 and 17,031,687 shares issued and outstanding at June
30, 2004, December 31, 2003 and June 30, 2003, respectively	171	171	170
Additional paid-in capital	1,184	860	512
Accumulated deficit	(10,775)	(13,257)	(15,626)
Accumulated other comprehensive loss	(441)	(102)	(231)
Total stockholders' equity	62,479	59,844	56,865
Total liabilities and stockholders' equity	$111,115	105,114	123,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net sales	$44,612	42,961	83,632	78,402
Cost of sales	27,781	26,734	51,612	48,937
Gross profit	16,831	16,227	32,020	29,465

Selling and administrative expense	10,409	10,332	20,285	20,118
Earnings from operations	6,422	5,895	11,735	9,347

Other expense (income):
Interest expense	289	371	602	679
Other, net	(9)	(6)	21	(55)
	280	365	623	624
Earnings before income taxes	6,142	5,530	11,112	8,723

Income taxes:
Current	578	770	1,034	979
Deferred	1,806	1,414	3,275	2,446
	2,384	2,184	4,309	3,425
Net earnings	3,758	3,346	6,803	5,298

Preferred dividends	2,158	2,150	4,321	4,300
Net earnings applicable to common stockholders	$1,600	1,196	2,482	998

Earnings per common share:
Basic	$.09	.07	.15	.06
Diluted	$.09	.07	.14	.06

Weighted average common shares outstanding:
Basic	17,111,607	17,031,687	17,105,304	17,031,687
Diluted	17,289,123	17,120,547	17,284,349	17,144,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$6,803	5,298
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	860	858
Stock option compensation	246	261
Loss on sale of property, plant and equipment	7	18
Deferred income taxes	3,275	2,446
Change in assets and liabilities:
Accounts receivable	(5,770)	(6,254)
Inventories	(7,084)	(5,811)
Prepaid expenses and other	1,709	1,779
Other assets	161	97
Trade accounts payable	5,174	6,529
Accrued expenses and other liabilities	763	(892)
Net cash provided by operating activities	6,144	4,329

Cash flows from investing activities:
Purchases of property, plant and equipment	(838)	(3,311)
Proceeds from the sale of property, plant and equipment	2	8
Cash paid for acquisitions, net of cash acquired	-	(3,449)
Net cash used in investing activities	(836)	(6,752)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500	4,410
Principal payments on long-term debt	(4,742)	(136)
Proceeds from issuance of stock under stock option plans	162	-
Preferred dividends paid	(4,317)	(4,300)
Net cash used in financing activities	(6,397)	(26)

Net decrease in cash and cash equivalents	(1,089)	(2,449)

Cash and cash equivalents at beginning of period	5,566	11,299
Cash and cash equivalents at end of period	$4,477	8,850

Supplemental cash flow information
Cash paid during the period for:
Interest	$648	466
Income taxes	$597	1,294

Non-cash investing and financing activities:
Notes payable and capital lease executed in connection with acquisitions	$-	7,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

  Organization

  The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of over 80,000 items is offered, primarily through catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts and To-Sew. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries. In addition, the Company offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields. The Company markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally by licensing rights from third parties.
  Financial Statement Presentation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2004 and 2003, results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003, as applicable, have been made. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  Principles of Consolidation

  All significant intercompany balances and transactions have been eliminated in consolidation.
  Recently Issued Accounting Pronouncements

  In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company's financial statements for the three and six months ended June 30, 2004.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2004

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

  On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Nasco Holdings, Inc. ("Holdings"), a subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial services company. Geneve and Holdings together held more than 90% of Aristotle's outstanding voting stock at June 30, 2004. The sole purpose of NHI is the ownership and management of warehouse and office facilities, which had previously been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI, which includes a $3.6 million mortgage related to the properties held by NHI.

  Earnings per Common Share

  Basic earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

  Shares of Common Stock available for issue upon conversion of the 1,096,622 and 1,046,716 shares of Series I Preferred Stock outstanding at June 30, 2004 and 2003, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

  Stockholders' Equity and Comprehensive Earnings

  Changes in stockholders' equity for the six months ended June 30 are as follows (in thousands):
	2004	2003
Balance at January 1	$59,844	55,718
Net earnings	6,803	5,298
Exercise of stock options	162	-
Tax benefit on exercise of stock options	84	-
Stock option compensation	246	261
Other comprehensive loss:
Foreign currency translation adjustment	(339)	(112)
Preferred dividends	(4,321)	(4,300)
Balance at June 30	$62,479	56,865

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2004

  (Unaudited)

  Comprehensive earnings for the three and six months ended June 30 is as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings	$3,758	3,346	6,803	5,298
Foreign currency translation adjustment	(172)	(90)	(339)	(112)
Comprehensive earnings	$3,586	3,256	6,464	5,186

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

  The Company has a 1997 Employee and Director Stock Plan ("1997 Plan") and 2002 Employee, Director and Consultant Stock Plan ("2002 Plan"). The Company does not currently intend to grant any additional options under the 1997 Plan. The total fair value of the options granted under the 2002 Plan during the three months ended June 30, 2004 and 2003 was less than $.1 million. The total fair value of the options granted under the 2002 Plan during the six months ended June 30, 2004 and 2003 was less than $.1 million and $.4 million, respectively. The total fair value of options granted under the 2002 Plan is generally recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded compensation expense related to granted stock options of approximately $.1 million and $.2 million for the three months ended June 30, 2004 and 2003, respectively. The Company recorded compensation expense related to granted stock options of approximately $.2 million and $.3 million for the six months ended June 30, 2004 and 2003, respectively. The expected annual impact of the options granted to date on 2004 earnings before income taxes is a reduction of approximately $.5 million.

  Defined Benefit Pension Plan

  The Company has noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. No contributions were made to the pension plans for the three and six months ended June 30, 2004 and the three months ended June 30, 2003. The Company contributed $.1 million to the pension plans for the six months ended June 30, 2003. The Company expects to contribute a total of $.9 million to the pension plans in 2004.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2004

  (Unaudited)

  The following table presents the components of net periodic benefit cost for the three and six months ended June 30 (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$155	137	312	274
Interest cost	203	189	406	379
Expected return on plan assets	(212)	(197)	(424)	(394)
Amortization of transition asset	(6)	(10)	(13)	(20)
Amortization of prior service cost	-	(1)	(1)	(2)
Recognized net actuarial loss	54	39	108	78
Net periodic benefit cost	$194	157	388	315

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

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2004

  (Unaudited)

  The following table presents segment information for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales:
Educational	$38,618	36,788	71,560	65,834
Commercial	7,915	7,330	15,857	15,013
Intercompany	(1,921)	(1,157)	(3,785)	(2,445)
Net sales	$44,612	42,961	83,632	78,402
Gross profit:
Educational	$14,895	14,317	28,079	25,624
Commercial	2,918	2,653	5,776	5,429
Other costs of sales	(982)	(743)	(1,835)	(1,588)
Gross profit	$16,831	16,227	32,020	29,465

  Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

  The following table presents segment identifiable asset information as of June 30, 2004, December 31, 2003 and June 30, 2003 (in thousands):

	June 30,	December 31,	June 30,
	2004	2003	2003
Identifiable assets:
Educational	$53,010	45,606	52,104
Commercial	5,547	4,624	5,020
Other corporate assets	52,558	54,884	66,618
Identifiable assets	$111,115	105,114	123,742

  Educational assets include $11.4 million, $11.5 million and $10.9 million of goodwill at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

  Subsequent Event

On August 6, 2004, the Company paid $3.4 million, including interest, in full settlement of a mortgage related to the properties held by NHI. At June 30, 2004, the Company classified the existing $3.4 million mortgage as current in the Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through catalogs.

The following is a summary of key events for the three and six months ended June 30, 2004:

    increase in net sales and gross profit of 6.7% and 8.7%, respectively, in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003;

    8.9% and 12.3% increase in earnings from operations and net earnings, respectively, in the second quarter of 2004, as compared to the second quarter of 2003; these growth rates in earnings from operations and net earnings exceeded the 3.8% increase in net sales for the second quarter of 2004; 25.5% and 28.4% increase in earnings from operations and net earnings, respectively, in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003;

    EBITDA(1) increase of 8.2% and 23.4% in the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003;

    increase in cash retained in the Company to $1.8 million and $3.3 million in the three and six months ended June 30, 2004, respectively, from $1.4 million and $2.4 million, in the three and six months ended June 30, 2003, respectively, primarily as a result of the increased utilization of Federal net operating tax loss carryforwards; and

    semi-annual payment of $4.3 million of dividends on the Company's Series I Preferred Stock and Series J Preferred Stock in the six months ended June 30, 2004 and 2003.

A key strength of the Company's business is its ability to generate cash consistently. The Board of Directors and management use cash generated as a measure of the Company's performance. The Company uses the cash generated from operations to strengthen the balance sheet, including reducing liabilities such as pensions and debt, for paying dividends on its preferred stock and to take advantage of prudent acquisition opportunities. The Company's management believes that looking at the ability to generate cash provides investors with additional insight into the Company's performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the three and six months ended June 30, 2004 and 2003 and (ii) the percentage change in dollars in those reported items from the comparable period in 2003:
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Net sales	100.0%	100.0%	3.8%	100.0%	100.0%	6.7%
Cost of sales	62.3	62.2	3.9	61.7	62.4	5.5
Gross profit	37.7	37.8	3.7	38.3	37.6	8.7

Selling and administrative expense	23.3	24.0	.7	24.3	25.7	.8
Earnings from operations	14.4	13.8	8.9	14.0	11.9	25.5

Other expense (income):
Interest expense	.6	.9	(22.1)	.7	.9	(11.3)
Other, net	-	-	50.0	-	(.1)	(138.2)
	.6	.9	(23.3)	.7	.8	(.2)
Earnings before income taxes	13.8	12.9	11.1	13.3	11.1	27.4

Income taxes
Current	1.3	1.8	(24.9)	1.2	1.3	5.6
Deferred	4.0	3.3	27.7	3.9	3.1	33.9
	5.3	5.1	9.2	5.1	4.4	25.8
Net earnings	8.5%	7.8%	12.3	8.2%	6.7%	28.4

  "EBITDA," which may be considered a non-GAAP financial measure, is defined as earnings before interest and other income, income taxes, depreciation and amortization. A non-GAAP financial measure is a numerical measure of a company's historical or future financial performance, financial position or cash flows that either excludes or includes amounts that are normally included or excluded in a comparable measure calculated and presented under GAAP. EBITDA is not presented as an alternative measure of operating results (such as earnings from operations or net earnings) or cash flow from operations, as determined in accordance with GAAP, but is presented because the Company's management believes it is a widely accepted indicator of the Company's ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. The following table provides a reconciliation of net earnings to EBITDA for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net earnings	$3,758	3,346	6,803	5,298
Add:
Income taxes	2,384	2,184	4,309	3,425
Interest expense and other income	280	365	623	624
Depreciation and amortization	444	448	860	858
EBITDA	$6,866	6,343	12,595	10,205

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Sales

Net sales for the second quarter of 2004 increased 3.8% to $44.6 million from $43.0 million for the comparable period in 2003. Net sales for the second quarter of 2004 are positively impacted by the inclusion of net sales from Haan, which was acquired on May 31, 2003, and the overall stabilization of general national and international economic conditions compared to the volatility in the U.S. economy and budget uncertainty in the U.S. education sector which had affected the Company in the second quarter of 2003. Haan contributed $.9 million in net sales in the second quarter of 2004, compared to less than $.1 million in the second quarter of 2003. Excluding the net sales from Haan, net sales increased 1.7% from the second quarter of 2003. Net sales in the educational segment, totaling $38.7 million, increased 5.0% in the second quarter of 2004 from $36.8 million in the second quarter of 2003. Excluding the net sales from Haan, educational segment net sales increased 2.4% from the second quarter of 2003. The commercial segment recorded net sales of $7.9 million in the second quarter of 2004 as compared to $7.3 million in the second quarter of 2003, increasing 8.0% versus the prior year.

Gross Profit

Gross profit for the second quarter of 2004 increased 3.7% to $16.8 million from $16.2 million for the second quarter of 2003. Gross profit margin of 37.7% in the second quarter 2004 remained consistent with the gross profit margin in the second quarter of 2003. Gross profit was positively impacted by the inclusion of Haan in operations for the entire second quarter of 2004 compared to one month in the second quarter of 2003, which made an incremental contribution to gross margin of $.4 million. The educational segment yielded a gross profit of $14.9 million in the second quarter of 2004, improving on the second quarter of 2003 gross profit of $14.3 million. The educational segment gross profit margin of 38.6% in the second quarter of 2004 remained consistent with the comparable period in 2003. The commercial segment gross profit for the second quarter of 2004 increased 10.0% to $2.9 million from $2.7 million for the comparable period in 2003. The commercial segment yielded a gross profit margin of 36.9% in the second quarter of 2004, as compared to 36.2% in the second quarter of 2003.

Selling and Administrative Expenses

Selling and administrative expenses of $10.4 million for the second quarter of 2004 remained consistent with the comparable period in 2003. As a percent of net sales, selling and administrative expenses decreased to 23.3% in the second quarter of 2004 from 24.0% in the second quarter of 2003. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the second quarter of 2004 were impacted by the following: (i) inclusion of $.2 million in expenses of Haan in operations for the second quarter of 2004 as compared to $.1 million for the second quarter of 2003; (ii) increase in salaries and wages of $.5 million as a result of annual employee compensation increases and employee performance incentives; and (iii) an increase in group health costs by 3.9% to $.9 million in the second quarter of 2004.

The Company recorded $.1 million and $.2 million in compensation expense for the second quarters of 2004 and 2003, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for the second quarters of 2004 and 2003.

Interest Expense

Interest expense decreased 22.1% to $.3 million for the second quarter of 2004, compared to $.4 million for the same period in 2003. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.3% in the second quarter of 2004 compared to 3.6% in the second quarter of 2003 and a decrease in the weighted average debt outstanding during the second quarter of 2004 compared to the same period in 2003. The Company's credit agreements assessed interest at a weighted average rate of 3.3%, 3.6% and 3.8% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

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

The income tax provision for the second quarter of 2004 was $2.4 million compared to $2.2 million for the comparable period in 2003. These tax provisions reflect effective tax rates of 38.8% and 39.5% for the second quarters of 2004 and 2003, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes. Approximately $1.8 million of the income tax provision for the second quarter of 2004 relates to the utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $1.4 million in the second quarter of 2003. Although the reported earnings for the second quarters of 2004 and 2003 are shown after-tax, approximately $1.8 million and $1.4 million, respectively, of cash from operations was retained in the Company primarily as a result of the utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2004 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next three years.

At June 30, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $20.0 million, net of a valuation allowance of $11.0 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards. The valuation allowance has been established to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. There were no changes in the valuation allowance during the second quarters of 2004 and 2003.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Sales

Net sales for the six months ended June 30, 2004 increased 6.7% to $83.6 million from $78.4 million for the comparable period in 2003. The growth in net sales for the first six months of 2004 is positively impacted by the inclusion of net sales from Haan, and the overall stabilization of general national and international economic conditions compared to the volatility in the U.S. economy and budget uncertainty in the U.S. education sector which had affected the Company in the comparable period in 2003. Haan contributed $2.6 million in net sales in the first six months of 2004, compared to less than $.1 million in the first six months of 2003. Excluding the net sales from Haan, net sales increased 3.4% from the first six months of 2003. Net sales in the educational segment, totaling $71.6 million, increased 8.7% in the first six months of 2004 from $65.8 million in the first six months of 2003. Excluding the net sales from Haan, educational segment net sales increased 4.8% from the first six months of 2003. The commercial segment recorded net sales of $15.8 million in the first six months of 2004 as compared to $15.0 million in the first six months of 2003, increasing 5.6% versus the prior year.

Gross Profit

Gross profit for the six months ended June 30, 2004 increased 8.7% to $32.0 million as compared to $29.5 million for the comparable period in 2003. Gross profit margin increased to 38.3% in the first six months of 2004 from 37.6% in the first six months of 2003. Gross profit was positively impacted by the inclusion of Haan in operations for the entire first six months of 2004 compared to one month in the first six months of 2003, which made an incremental contribution to gross margin of $1.1 million. The educational segment yielded a gross profit of $28.1 million in the first six months of 2004, improving on the first six months of 2003 gross profit of $25.6 million. The educational segment gross profit margin of 39.2% in the first six months of 2004 remained consistent with the comparable period in 2003. The commercial segment gross profit for the first six months of 2004 increased 6.4% to $5.8 million from $5.4 million for the comparable period in 2003. The commercial segment gross profit margin of 36.4% in the first six months of 2004 remained consistent with the comparable period in 2003.

Selling and Administrative Expenses

Selling and administrative expenses of $20.3 million for the six months ended June 30, 2004 remained consistent with the comparable period in 2003 while net sales increased 6.7%. As a percent of net sales, selling and administrative expenses decreased to 24.3% in the first six months of 2004 from 25.7% in the first six months of 2003. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the first six months of 2004 were impacted by the following: (i) inclusion of $.4 million in expenses of Haan in operations for the first six months of 2004 as compared to $.1 million for the first six months of 2003; (ii) increase in salaries and wages of $.7 million as a result of annual employee compensation increases and employee performance incentives; and (iii) a decrease in group health costs by 4.4% to $1.6 million in the first six months of 2004.

The Company recorded $.2 million and $.3 million in compensation expense for the first six months of 2004 and 2003, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.4 million to Geneve for certain administrative services for the first six months of 2004 and 2003.

Interest Expense

Interest expense decreased 11.3% to $.6 million for the six months ended June 30, 2004, compared to $.7 million for the same period in 2003. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.4% in the first six months of 2004 compared to 3.5% in the first six months of 2003 and a decrease in the weighted average debt outstanding during the first six months of 2004 compared to the same period in 2003. The Company's credit agreements assessed interest at a weighted average rate of 3.3%, 3.6% and 3.8% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

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

The income tax provision for the six months ended June 30, 2004 was $4.3 million compared to $3.4 million for the comparable period in 2003. These tax provisions reflect effective tax rates of 38.8% and 39.3% for the first six months of 2004 and 2003, respectively. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes. Approximately $3.3 million of the income tax provision for the first six months of 2004 relates to the utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $2.4 million in the first six months of 2003. Although the reported earnings for the first six months of 2004 and 2003 are shown after-tax, approximately $3.3 million and $2.4 million, respectively, of cash from operations was retained in the Company primarily as a result of the utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2004 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next three years.

At June 30, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $20.0 million, net of a valuation allowance of $11.0 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards. The valuation allowance has been established to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. There were no changes in the valuation allowance during the first six months of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had working capital of $48.6 million, increasing from $46.8 million at December 31, 2003. At June 30, 2003, the Company had working capital of $46.6 million. Cash and cash equivalents decreased $1.1 million in the first six months of 2004, ending the period at $4.5 million. Cash and cash equivalents decreased $2.4 million in first six months of 2003, ending the period at $8.9 million. This decrease in cash and cash equivalents during the first six months of 2004 is primarily due to the following activities:

  The Company generated cash of $6.1 million from operations during the first six months of 2004 compared to $4.3 million in the first six months of 2003. In the first six months of 2004, the increase in cash generated from operations compared to the first six months of 2003 was principally the result of the following: (i) a $1.5 million increase in net earnings, offset by working capital changes primarily related to a $.5 million decrease in accounts receivable and a $1.3 million increase in inventories; (ii) a $.9 million increase in the cash retained in the Company as a result of the increased utilization of Federal net operating tax loss carryforwards; and (iii) a $.7 million increase in the cash retained in the Company as a result of the timing of income tax payments.

These changes in current assets and liabilities are typical for the first six months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year. For more information on the seasonality of the Company's business, please refer to the Fluctuations in Quarterly Results of Operations section above.

  The Company used $.8 million for investing activities in the first six months of 2004, compared to $6.8 million in the first six months of 2003. Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.8 million for each of the first six months of 2004 and 2003. In the first six months of 2003, the Company used cash of $2.5 million to purchase an office and warehouse facility for the Company's Spectrum operations and used $3.5 million for the acquisitions of Haan and NHI.

  Financing activities used $6.4 million and less than $.1 million in the first six months of 2004 and 2003, respectively. In the first six months of 2004, the net principal payments on debt of $2.2 million were primarily due to the following: (i) decrease of $.5 million in the amounts outstanding on the Company's primary credit facility; (ii) payment of $1.1 million for the settlement of capital lease obligations related to the Haan Building Facility; and (iii) payment in full of the $.5 million note payable to a related party. In the first six months of 2003, the debt proceeds of $4.4 million were primarily related to the following: (i) a $1.9 million mortgage on an office and warehouse facility for the Company's Spectrum operations and (ii) a $2.5 million note payable entered into by the Company in connection with the acquisition of Haan.

The Company paid dividends of $4.3 million in the first six months of 2004 and 2003 on its Series I Preferred Stock and Series J Preferred Stock issued on June 17, 2002.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. Proceeds from the Revolving Credit Facility were initially used to extinguish the $31.2 million in borrowings outstanding under the then-existing credit facility and $2.2 million in notes payable of the Company. The Revolving Credit Facility will provide the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At June 30, 2004, the weighted average interest rate on this debt was 2.8%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of 2.9%. Such rate commitments expire on various dates through August 26, 2004. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary's capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of June 30, 2004.

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

Deferred Income Taxes - At June 30, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $20.0 million, net of a valuation allowance of approximately $11.0 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of approximately $57 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at June 30, 2004 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

Goodwill - The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company has evaluated its goodwill at December 31, 2003, and determined that there has been no impairment of goodwill.

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

QUALITATIVE

Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of sales in the first six months of 2004 and 2003. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in long-term borrowings, which typically have variable interest rates based on Prime or LIBOR rates. Assuming no other change in financial structure, an increase of 1% in the Company's variable interest rate for long-term borrowings would decrease earnings before income taxes for 2004 by approximately $.3 million. This amount is determined by considering a 1% increase in interest rates on the average long-term borrowings estimated to be outstanding in 2004.

QUANTITATIVE

The Company's long-term borrowings as of June 30, 2004 are as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$3.5	$26.8
Weighted average interest rate	4.8%	3.1%
Fair market value	$3.5	$26.8

The fair market value of long-term borrowings equals the face amount of long-term borrowings outstanding because the underlying rate of interest on substantially all of the Company's debt is variable based upon Prime or LIBOR rates.

ITEM 4. CONTROLS AND PROCEDURES

The President and the Chief Financial Officer of the Company (its principal executive officer and its principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those projected or suggested in such forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (v) general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

Reference is also made to the risk factors set forth in the final prospectus which constitutes a portion of the Company's Registration Statement on Form S-4 (Commission File No. 333-86026), which was filed in connection with the merger with Nasco International, Inc.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 18, 2004, the Company held its annual meeting of stockholders.

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

  The following matters were voted upon at the annual meeting of stockholders of the Company held on June 18, 2004:

  A proposal to elect John J. Crawford, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, Sharon M. Oster, James G. Tatum and Roy T.K. Thung as members of the Company's Board of Directors. Each nominee was elected to the Board of Directors by the following vote:

John J. Crawford
Votes cast for election	17,395,870

Votes against	27,841

John L. Lahey
Votes cast for election	17,414,611

Votes against	9,108

Steven B. Lapin
Votes cast for election	17,397,803

Votes against	25,908

Donald T. Netter
Votes cast for election	17,397,776

Votes against	25,935

Edward Netter
Votes cast for election	17,397,784

Votes against	25,927

Sharon M. Oster
Votes cast for election	17,414,609

Votes against	9,120

James G. Tatum
Votes cast for election	17,414,664

Votes against	9,047

Roy T.K. Thung
Votes cast for election	17,368,819

Votes against	27,482

  A proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ended December 31, 2004. This proposal was adopted by the stockholders by the following vote:

Votes cast for this proposal	17,378,576

Votes cast against this proposal	17,088

Abstentions	637

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See Page 21 for the Exhibit index.

(b) REPORTS ON FORM 8-K

The Company has filed the following report on Form 8-K during the quarter ended June 30, 2004:

  On May 5, 2004, the Company filed a Current Report on Form 8-K under Item 7 and Item 12, furnishing a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2004

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date: August 10, 2004

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