Form 10-Q
period 2004-09-30
ARISTOTLE CORP
filed 2004-11-12
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 12, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes [ ] No [X]

As of November 10, 2004, 17,130,354 shares of Common Stock, 1,096,622 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited),
	December 31, 2003 and September 30, 2003 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Nine
	Months ended September 30, 2004 and 2003 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2004 and 2003 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION
Item 6.	Exhibits	19

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Assets	September 30, 2004	December 31, 2003	September 30, 2003
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$4,219	5,566	7,058
Investments	1,016	-	-
Accounts receivable, net	23,070	11,881	22,109
Inventories	33,348	29,157	29,804
Prepaid expenses and other	3,912	5,598	5,777
Refundable income taxes	-	344	-
Deferred income taxes	9,292	8,184	7,251
Total current assets	74,857	60,730	71,999

Property, plant and equipment, net	17,256	17,340	16,855

Goodwill	13,530	11,509	10,908
Deferred income taxes	10,952	15,081	16,743
Other assets	526	454	321
Total assets	$117,121	105,114	116,826

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$105	1,415	1,541
Trade accounts payable	9,320	5,874	8,889
Accrued expenses	5,981	4,537	4,148
Accrued dividends payable	-	2,154	-
Income taxes	245	-	680
Total current liabilities	15,651	13,980	15,258

Long-term debt, less current installments	32,880	31,290	41,356

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,096,622,
1,068,622 and 1,053,122 shares issued and outstanding at September
30, 2004, December 31, 2003 and September 30, 2003, respectively	6,580	6,412	6,319
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,129,354,
17,082,354 and 17,046,854 shares issued and outstanding at
September 30, 2004, December 31, 2003 and September 30, 2003,
respectively	171	171	170
Additional paid-in capital	1,288	860	668
Accumulated deficit	(5,315)	(13,257)	(12,569)
Accumulated other comprehensive earnings (loss)	106	(102)	(136)
Total stockholders' equity	68,590	59,844	60,212
Total liabilities and stockholders' equity	$117,121	105,114	116,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	$55,368	51,953	139,000	130,355
Cost of sales	35,199	32,592	86,811	81,529
Gross profit	20,169	19,361	52,189	48,826

Selling and administrative expense	10,885	10,319	31,170	30,437
Earnings from operations	9,284	9,042	21,019	18,389

Other expense (income):
Interest expense	292	452	894	1,131
Other, net	(41)	(10)	(20)	(65)
	251	442	874	1,066
Earnings before income taxes	9,033	8,600	20,145	17,323

Income taxes:
Current	1,004	821	2,038	1,800
Deferred	411	2,572	3,686	5,018
	1,415	3,393	5,724	6,818
Net earnings	7,618	5,207	14,421	10,505

Preferred dividends	2,158	2,150	6,479	6,450
Net earnings applicable to common stockholders	$5,460	3,057	7,942	4,055

Earnings per common share:
Basic	$.32	.18	.46	.24
Diluted	$.32	.18	.46	.24

Weighted average common shares outstanding:
Basic	17,120,573	17,033,069	17,110,431	17,032,153
Diluted	17,330,679	17,206,851	17,298,250	17,164,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$14,421	10,505
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,348	1,336
Stock option compensation	369	397
Loss on sale of property, plant and equipment	7	17
Deferred income taxes	3,686	5,018
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(11,189)	(9,211)
Inventories	(3,210)	(910)
Prepaid expenses and other	1,686	2,104
Other assets	(7)	109
Trade accounts payable	3,238	3,202
Accrued expenses and other liabilities	2,241	(457)
Net cash provided by operating activities	12,590	12,110

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,169)	(3,516)
Proceeds from the sale of property, plant and equipment	2	7
Change in investments	(1,016)	-
Cash paid for acquisitions, net of cash acquired	(3,729)	(3,449)
Net cash used in investing activities	(5,912)	(6,958)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,500	4,410
Principal payments on long-term debt	(9,104)	(5,262)
Proceeds from issuance of stock under stock option plans	212	59
Preferred dividends paid	(8,633)	(8,600)
Net cash used in financing activities	(8,025)	(9,393)

Net decrease in cash and cash equivalents	(1,347)	(4,241)

Cash and cash equivalents at beginning of period	5,566	11,299
Cash and cash equivalents at end of period	$4,219	7,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

  Organization

  The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of over 80,000 items is offered, primarily through 47 separate catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form, Whirl-Pak(R), Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts, To-Sew, CPR Prompt(R) and Ginsberg Scientific. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries. In addition, the Company offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields. The Company also markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally by licensing rights from third parties. The Company's inventories primarily consist of finished goods and catalog merchandise.
  Financial Statement Presentation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2004 and 2003, results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003, as applicable, have been made. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  Principles of Consolidation

  All significant intercompany balances and transactions have been eliminated in consolidation.
  Recently Issued Accounting Pronouncements

  In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company's financial statements for the three and nine months ended September 30, 2004.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2004

  (Unaudited)

  Business Combinations

  On September 17, 2004, Aristotle purchased certain assets of the science product line of Ginsberg Scientific Company and GSC International, Inc. (collectively referred to as "Ginsberg") for $1.8 million. Ginsberg is a manufacturer and distributor of products and kits designed to demonstrate certain science concepts for students in grades 5-12. The Ginsberg offerings complement the science product lines currently manufactured and distributed by the Company in the educational segment. The results of Ginsberg's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $1.0 million attributable to the educational segment.

  On August 11, 2004, Aristotle purchased certain assets of the CPR Prompt product line from Cardiac Science, Inc. for $1.9 million. The CPR Prompt product line is comprised of a number of products, primarily training manikins, used in the instruction of cardiopulmonary resuscitation. The CPR Prompt product line complements product lines currently manufactured and distributed by the Company in the educational segment. The results of CPR Prompt's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $1.0 million attributable to the educational segment.

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

  On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Nasco Holdings, Inc. ("Holdings"), a subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial holding company. Geneve and Holdings together held more than 90% of Aristotle's outstanding voting stock at September 30, 2004. The sole purpose of NHI is the ownership and management of warehouse and office facilities, which had previously been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI, which included a $3.6 million mortgage related to the properties held by NHI. On August 6, 2004, the Company paid $3.4 million, including interest, in full settlement of this mortgage.

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

  Shares of Common Stock available for issue upon conversion of the 1,096,622 and 1,053,122 shares of Series I Preferred Stock outstanding at September 30, 2004 and 2003, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2004

  (Unaudited)

  Investments

  During the three and nine months ended September 30, 2004, the Company invested $1.0 million in an investment limited partnership, managed by an affiliate. The Company's investment is accounted for under the equity method of accounting, which equates to the Company's equity in the partnership's underlying book value. The Company's equity income or loss is credited or charged, as appropriate, to the Condensed Consolidated Statements of Earnings.

  Stockholders' Equity and Comprehensive Earnings

  Changes in stockholders' equity for the nine months ended September 30 are as follows (in thousands):
	2004	2003
Balance at January 1	$59,844	55,718
Net earnings	14,421	10,505
Exercise of stock options	212	59
Tax benefit on exercise of stock options	15	-
Stock option compensation	369	397
Other comprehensive earnings (loss):
Foreign currency translation adjustment	208	(17)
Preferred dividends	(6,479)	(6,450)
Balance at September 30	$68,590	60,212

  Comprehensive earnings for the three and nine months ended September 30 is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings	$7,618	5,207	14,421	10,505
Foreign currency translation adjustment	547	95	208	(17)
Comprehensive earnings	$8,165	5,302	14,629	10,488

  Stock Options

  The Company accounts for its stock options under the fair value-based recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as an expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options as an expense within its Condensed Consolidated Statements of Earnings.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2004

  (Unaudited)

  The Company has a 1997 Employee and Director Stock Plan ("1997 Plan") and 2002 Employee, Director and Consultant Stock Plan ("2002 Plan"). The Company does not currently intend to grant any additional options under the 1997 Plan. No stock options were granted under the 2002 Plan during the three months ended September 30, 2004 and 2003. The total estimated fair value of the options granted under the 2002 Plan during the nine months ended September 30, 2004 and 2003 was less than $.1 million and $.4 million, respectively. The total estimated fair value of options granted under the 2002 Plan is generally recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded compensation expense related to granted stock options of approximately $.2 million and $.1 million for the three months ended September 30, 2004 and 2003, respectively. The Company recorded compensation expense related to granted stock options of approximately $.4 million for the nine months ended September 30, 2004 and 2003. The expected annual impact of the options granted to date on 2004 earnings before income taxes is a reduction of approximately $.5 million.

  Defined Benefit Pension Plan

  The Company had noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. On September 10, 2004, the Company merged both of the pension plans with a pension plan of an affiliate. As a result of the merger, the Company expects to realize a benefit in net plan assets, the amount of which has not yet been determined by the Company, and anticipates no material change in the future periodic benefit cost of the plan. The Company has not modified the plan benefits provided to employees covered under the plan.

  The Company contributed $.4 million and $.1 million to the pension plans for the three months ended September 30, 2004 and 2003, respectively. The Company contributed $.4 million and $.2 million to the pension plans for the nine months ended September 30, 2004 and 2003, respectively. The Company does not plan to make contributions to the pension plan in the fourth quarter of 2004.

  The following table presents the components of net periodic benefit cost for the three and nine months ended September 30 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Service cost	$157	137	469	411
Interest cost	203	190	609	569
Expected return on plan assets	(212)	(197)	(636)	(591)
Amortization of transition asset	(7)	(10)	(20)	(30)
Amortization of prior service cost	(1)	-	(2)	(2)
Recognized net actuarial loss	53	38	161	116
Net periodic benefit cost	$193	158	581	473

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2004

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

  The following table presents segment information for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales:
Educational	$48,559	45,522	120,119	111,356
Commercial	7,796	7,478	23,653	22,491
Intercompany	(987)	(1,047)	(4,772)	(3,492)
Net sales	$55,368	51,953	139,000	130,355
Gross profit:
Educational	$18,612	17,901	46,691	43,525
Commercial	2,902	2,716	8,678	8,145
Other costs of sales	(1,345)	(1,256)	(3,180)	(2,844)
Gross profit	$20,169	19,361	52,189	48,826

  Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2004

  (Unaudited)

  The following table presents segment identifiable asset information as of September 30, 2004, December 31, 2003 and September 30, 2003 (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
Identifiable assets:
Educational	$52,122	45,606	45,857
Commercial	5,658	4,624	5,230
Other corporate assets	59,341	54,884	65,739
Identifiable assets	$117,121	105,114	116,826

  Educational assets include $13.5 million, $11.5 million and $10.9 million of goodwill at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

  Supplemental Cash Flow Information

The following table presents supplemental cash flow information for the nine months ended September 30 (in thousands):
	Nine Months Ended
	September 30,
	2004	2003
Cash paid during the period for:
Interest	$950	1,120
Income taxes	1,373	1,953

Non-cash investing and financing activities:
Notes payable and capital lease executed in
connection with acquisitions	-	7,062

Net assets from acquisitions:
Net working capital	1,104	1,065
Property, plant and equipment	135	5,546
Goodwill	1,951	3,900
Deferred income taxes	404	-
Other assets	135	-
Long-term debt	-	(7,062)
Total cash paid for acquisitions,
net of cash acquired	$3,729	3,449

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through catalogs.

The following is a summary of key events for the three and nine months ended September 30, 2004:

    acquisitions of CPR Prompt and Ginsberg during the third quarter of 2004;

    increase in net sales of 6.6% in the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003;

    increase in gross profit of 6.9% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003;

    5.0% increase in earnings before income taxes in the three months ended September 30, 2004, as compared to the same period in 2003; 16.3% increase in earnings before income taxes in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003; the growth rate in earnings before income taxes exceeded the 6.6% increase in net sales for the nine months ended September 30, 2004;

    increase in cash retained in the Company to $5.9 million in the nine months ended September 30, 2004, from $5.0 million in the nine months ended September 30, 2003, primarily as a result of the increased current utilization of Federal net operating tax loss carryforwards;

    46.3% increase in net earnings to $7.6 million ($.32 per basic and diluted common share) in the three months ended September 30, 2004 from $5.2 million ($.18 per basic and diluted common share) in the comparable period in 2003; 37.3% increase in net earnings to $14.4 million ($.46 per basic and diluted common share, respectively) in the nine months ended September 30, 2004 from $10.5 million ($.24 per basic and diluted common share) in the comparable period in 2003; the net earnings for the three and nine months ended September 30, 2004 includes a benefit to net earnings of $1.4 million ($.08 per basic and diluted common share) as a result of the reduction in the deferred tax asset valuation allowance principally related to Federal net operating tax loss carryforwards;

    EBITDA(1) increase of 13.4% in the nine months ended September 30, 2004 as compared to the same period in 2003; and

    semi-annual dividend payments (March 31 and September 30) totaling $8.6 million on the Company's Series I Preferred Stock and Series J Preferred Stock in the nine months ended September 30, 2004 and 2003; of which, $2.2 million and $6.5 million were accreted during the three and nine months ended September 30, 2004, respectively.

A key strength of the Company's business is its ability to generate cash consistently. The Board of Directors and management use cash generated as a measure of the Company's performance. The Company uses the cash generated from operations to strengthen the balance sheet, including reducing liabilities such as pensions and debt, paying dividends on its preferred stock and taking advantage of prudent acquisition opportunities. The Company's management believes that looking at the ability to generate cash provides investors with additional insight into the Company's performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the three and nine months ended September 30, 2004 and 2003 and (ii) the percentage change in dollars in those reported items from the comparable period in 2003:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Net sales	100.0%	100.0%	6.6%	100.0%	100.0%	6.6%
Cost of sales	63.6	62.7	8.0	62.5	62.5	6.5
Gross profit	36.4	37.3	4.2	37.5	37.5	6.9

Selling and administrative expense	19.7	19.9	5.5	22.4	23.3	2.4
Earnings from operations	16.7	17.4	2.7	15.1	14.2	14.3

Other expense (income):
Interest expense	.5	.9	(35.4)	.6	.9	(21.0)
Other, net	(.1)	-	310.0	-	-	(69.2)
	.4	.9	(43.2)	.6	.9	(18.0)
Earnings before income taxes	16.3	16.5	5.0	14.5	13.3	16.3

Income taxes
Current	1.8	1.6	22.3	1.5	1.4	13.2
Deferred	.7	5.0	(84.0)	2.7	3.8	(26.5)
	2.5	6.6	(58.3)	4.2	5.2	(16.0)
Net earnings	13.8%	9.9%	46.3	10.3	8.1%	37.3

  "EBITDA," which is considered a non-GAAP financial measure, is defined as earnings before interest and other income, income taxes, depreciation and amortization. A non-GAAP financial measure is a numerical measure of a company's historical or future financial performance, financial position or cash flows that either excludes or includes amounts that are normally included or excluded in a comparable measure calculated and presented under GAAP. EBITDA is not presented as an alternative measure of operating results (such as earnings from operations or net earnings) or cash flow from operations, as determined in accordance with GAAP, but is presented because the Company's management believes it is a widely accepted indicator of the Company's current financial performance and ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. The following table provides a reconciliation of net earnings to EBITDA for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net earnings	$7,618	5,207	14,421	10,505
Add:
Income taxes	1,415	3,393	5,724	6,818
Interest expense and other income	251	442	874	1,066
Depreciation and amortization	488	478	1,348	1,336
EBITDA	$9,772	9,520	22,367	19,725

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales for the third quarter of 2004 increased 6.6% to $55.4 million from $52.0 million for the comparable period in 2003. The growth in net sales for the third quarter of 2004 is primarily attributable to organic growth and the overall stabilization of general national and international economic conditions compared to the volatility in the U.S. economy and budget uncertainty in the U.S. education sector which had affected the Company in the third quarter of 2003. Net sales in the educational segment, totaling $48.5 million, increased 6.7% in the third quarter of 2004 from $45.6 million in the third quarter of 2003. The commercial segment recorded net sales of $7.8 million in the third quarter of 2004 as compared to $7.5 million in the third quarter of 2003, increasing 4.3% versus the prior year.

Gross Profit

Gross profit for the third quarter of 2004 increased 4.2% to $20.2 million from $19.3 million for the third quarter of 2003. The increase in gross profit for the third quarter of 2004 is primarily attributable to the 6.6% increase in net sales. Gross profit margin of 36.4% in the third quarter 2004 decreased from the 37.3% gross profit margin in the third quarter of 2003. Gross profit margin decreased as a result of a shift in the sales mix to lower margin quote business primarily in the educational segment. The educational segment yielded a gross profit of $18.6 million in the third quarter of 2004, improving on the third quarter of 2003 gross profit of $17.9 million. The educational segment gross profit margin decreased to 38.3% in the third quarter of 2004 from 39.3% for the comparable period in 2003. The commercial segment gross profit for the third quarter of 2004 increased 6.8% to $2.9 million from $2.7 million for the comparable period in 2003. The commercial segment yielded a gross profit margin of 37.2% in the third quarter of 2004, as compared to 36.3% in the third quarter of 2003.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2004 increased 5.5% to $10.9 million from $10.3 million in the comparable period in 2003. As a percent of net sales, selling and administrative expenses decreased to 19.7% in the third quarter of 2004 from 19.9% in the third quarter of 2003. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the third quarter of 2004 were impacted by the following: (i) increase in salaries and wages of $.5 million as a result of annual employee compensation increases and employee performance incentives and (ii) an increase in group health costs by 31.0% to $.9 million in the third quarter of 2004.

The Company recorded $.2 million and $.1 million in compensation expense for the third quarters of 2004 and 2003, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for the third quarters of 2004 and 2003.

Interest Expense

Interest expense decreased 35.4% to $.3 million for the third quarter of 2004, compared to $.5 million for the same period in 2003. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.5% in the third quarter of 2004 compared to 3.8% in the third quarter of 2003 and a decrease in the weighted average debt outstanding during the third quarter of 2004 compared to the same period in 2003 as a result of the following: (i) decrease in the amounts outstanding on the Company's primary credit facility; (ii) total payments of $3.8 million during the fourth quarter of 2003 in full settlement of a note payable and seller financing related to the acquisition of Haan; (iii) payment of $1.1 million during the first quarter of 2004 for the full settlement of capital lease obligations related to the Haan Building Facility; (iv) payment in full of the $.5 million note payable to a related party during the second quarter of 2004; and (v) payment of $3.4 million during the third quarter of 2004 in full settlement of the mortgage related to the properties held by NHI. The Company's credit agreements assessed interest at a weighted average rate of 3.4%, 3.6% and 3.6% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

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

The income tax provision for the third quarter of 2004 was $1.4 million compared to $3.4 million for the comparable period in 2003. These tax provisions reflect effective tax rates of 15.7% and 39.5% for the third quarters of 2004 and 2003, respectively. For the third quarter of 2004, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from reductions in the valuation allowance amounting to $1.4 million primarily related to increased estimates of projected taxable income, increases to other net deferred tax assets amounting to $.8 million, foreign income taxes and state income taxes,. For the third quarter of 2003, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes. Approximately $2.6 million of the income tax provision for the third quarters of 2004 and 2003 relates to the current utilization of the Company's Federal net operating tax loss carryforwards. Although the reported earnings for the third quarters of 2004 and 2003 are shown after-tax, approximately $2.6 million of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2004 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At September 30, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $20.2 million, net of a valuation allowance of $8.9 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards. The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. The valuation allowance decreased $2.1 million in the third quarter of 2004. In accordance with SFAS No. 109 Accounting for Income Taxes ("SFAS 109"), $.7 million of this decrease in the valuation allowance in the third quarter of 2004 was recognized as a reduction to goodwill of CPR Prompt and Ginsberg as a result of the increased projected Federal taxable income provided by these acquisitions. The remaining $1.4 million decrease in the valuation allowance in the third quarter of 2004 was primarily related to the following: (i) $1.6 million decrease in the valuation allowance due to other increased estimates of projected Federal taxable income; and (ii) $.2 million increase in the valuation allowance related to the inability to realize other deferred tax assets. The Company now believes it is more likely than not that certain of these Federal net operating tax loss carryforwards will be utilized. There was no change in the valuation allowance during the third quarter of 2003.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales

Net sales for the nine months ended September 30, 2004 increased 6.6% to $139.0 million from $130.4 million for the comparable period in 2003. The growth in net sales for the first nine months of 2004 is positively impacted by the inclusion of an additional $2.8 million of net sales from the Haan, CPR Prompt and Ginsberg acquisitions, organic growth of approximately 4.6% and the overall stabilization of general national and international economic conditions compared to the volatility in the U.S. economy and budget uncertainty in the U.S. education sector which had affected the Company in the comparable period in 2003. Net sales in the educational segment, totaling $120.1 million, increased 7.9% in the first nine months of 2004 from $111.4 million in the first nine months of 2003. Excluding the net sales from Haan, CPR Prompt and Ginsberg, educational segment net sales increased 5.4% from the first nine months of 2003. The commercial segment recorded net sales of $23.6 million in the first nine months of 2004 as compared to $22.5 million in the first nine months of 2003, increasing 5.2% versus the prior year.

Gross Profit

Gross profit for the nine months ended September 30, 2004 increased 6.9% to $52.2 million as compared to $48.8 million for the comparable period in 2003. The increase in gross profit for the first nine months of 2004 is primarily attributable to the 6.6% increase in net sales and the additional contribution to gross profit of $1.2 million made by Haan, CPR Prompt and Ginsberg. Gross profit margin of 37.5% in the first nine months of 2004 remained consistent with the gross profit margin in the first nine months of 2003. The educational segment yielded a gross profit of $46.7 million in the first nine months of 2004, improving on the first nine months of 2003 gross profit of $43.5 million. The educational segment gross profit margin of 38.9% in the first nine months of 2004 remained consistent with the comparable period in 2003. The commercial segment gross profit for the first nine months of 2004 increased 6.5% to $8.7 million from $8.1 million for the comparable period in 2003. The commercial segment gross profit margin in the first nine months of 2004 increased to 36.7% from 36.2% in the comparable period in 2003.

Selling and Administrative Expenses

Selling and administrative expenses of $31.2 million for the nine months ended September 30, 2004 increased 2.4% from the comparable period in 2003 while net sales increased 6.6%. As a percent of net sales, selling and administrative expenses decreased to 22.4% in the first nine months of 2004 from 23.3% in the first nine months of 2003. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the first nine months of 2004 were impacted by the following: (i) inclusion of an additional $.3 million in expenses of Haan, CPR Prompt and Ginsberg in operations for the first nine months of 2004; (ii) increase in salaries and wages of $1.2 million as a result of annual employee compensation increases and employee performance incentives; and (iii) an increase in group health costs by 2.9% to $2.5 million in the first nine months of 2004.

The Company recorded $.4 million in compensation expense for the first nine months of 2004 and 2003 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.6 million to Geneve for certain administrative services for the first nine months of 2004 and 2003.

Interest Expense

Interest expense decreased 21.0% to $.9 million for the nine months ended September 30, 2004, compared to $1.1 million for the same period in 2003. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.5% in the first nine months of 2004 compared to 3.6% in the first nine months of 2003 and a decrease in the weighted average debt outstanding during the first nine months of 2004 compared to the same period in 2003 as a result of the following: (i) decrease in the amounts outstanding on the Company's primary credit facility; (ii) total payments of $3.8 million during the fourth quarter of 2003 in full settlement of a note payable and seller financing related to the acquisition of Haan; (iii) payment of $1.1 million during the first quarter of 2004 for the full settlement of capital lease obligations related to the Haan Building Facility; (iv) payment in full of the $.5 million note payable to a related party during the second quarter of 2004; and (v) payment of $3.4 million during the third quarter of 2004 in full settlement of the mortgage related to the properties held by NHI. The Company's credit agreements assessed interest at a weighted average rate of 3.4%, 3.6% and 3.6% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

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

The income tax provision for the nine months ended September 30, 2004 was $5.7 million compared to $6.8 million for the comparable period in 2003. These tax provisions reflect effective tax rates of 28.4% and 39.4% for the first nine months of 2004 and 2003, respectively. For the first nine months of 2004, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from reductions in the valuation allowance amounting to $1.4 million primarily related to increased estimates of projected taxable income, increases to other net deferred tax assets amounting to $.8 million, foreign income taxes and state income taxes. For the first nine months of 2003, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes. Approximately $5.9 million of the income tax provision for the first nine months of 2004 relates to the current utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $5.0 million in the first nine months of 2003. Although the reported earnings for the first nine months of 2004 and 2003 are shown after-tax, approximately $5.9 million and $5.0 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2004 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At September 30, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $20.2 million, net of a valuation allowance of $8.9 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards. The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. The valuation allowance decreased $2.1 million in the first nine months of 2004. In accordance with SFAS 109, $.7 million of this decrease in the valuation allowance in the first nine months of 2004 was recognized as a reduction to goodwill of CPR Prompt and Ginsberg as a result of the increased projected Federal taxable income provided by these acquisitions. The remaining $1.4 million decrease in the valuation allowance in the first nine months of 2004 was primarily related to the following: (i) $1.6 million decrease in the valuation allowance due to other increased estimates of projected Federal taxable income; and (ii) $.2 million increase in the valuation allowance related to the inability to realize other deferred tax assets. The Company now believes it is more likely than not that certain of these Federal net operating tax loss carryforwards will be utilized. There was no change in the valuation allowance during the first nine months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had working capital of $59.2 million, increasing from $46.8 million at December 31, 2003. At September 30, 2003, the Company had working capital of $56.7 million. Cash and cash equivalents decreased $1.4 million in the first nine months of 2004, ending the period at $4.2 million. Cash and cash equivalents decreased $4.2 million in first nine months of 2003, ending the period at $7.1 million. This decrease in the use of cash and cash equivalents during the first nine months of 2004 as compared to the same period in 2003 is primarily due to the following activities:

  The Company generated cash of $12.6 million from operations during the first nine months of 2004 compared to $12.1 million in the first nine months of 2003. In the first nine months of 2004, the increase in cash generated from operations compared to the first nine months of 2003 was principally the result of the following: (i) a $3.9 million increase in net earnings, offset by working capital changes primarily related to a $2.0 million increase in accounts receivable, a $2.3 million increase in inventories and a $2.7 million increase in accrued expenses and other liabilities, which includes a $.6 million increase in the cash retained in the Company as a result of the timing of income tax payments; and (ii) a $1.3 million decrease in deferred income taxes, primarily the result of a $.9 million increase in the cash retained in the Company as a result of the increased current utilization of Federal net operating tax loss carryforwards and adjustments made in the third quarter of 2004 to income tax expense related to the reduction in the valuation allowance and increases to other net deferred tax assets amounting to $1.4 million and $.8 million, respectively.

These changes in current assets and liabilities are typical for the first nine months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year. For more information on the seasonality of the Company's business, please refer to the "Fluctuations in Quarterly Results of Operations" section above.

  The Company used $5.9 million for investing activities in the first nine months of 2004, compared to $6.9 million in the first nine months of 2003. Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.2 million and $1.0 million in the first nine months of 2004 and 2003, respectively. In the first nine months of 2004, the Company used $1.0 million for investments of excess cash and $3.7 million for the acquisitions of CPR Prompt and Ginsberg. In the first nine months of 2003, the Company used cash of $2.5 million to purchase an office and warehouse facility for the Company's Spectrum operations and used $3.5 million for the acquisitions of Haan and NHI.

  Financing activities used $8.0 million and $9.4 million in the first nine months of 2004 and 2003, respectively. In the first nine months of 2004, the net principal proceeds from debt of $.4 million were primarily due to the following: (i) increase of $5.5 million in the amounts outstanding on the Company's primary credit facility, a portion of which was used to fund the CPR Prompt and Ginsberg acquisitions; (ii) payment of $1.1 million for the settlement of capital lease obligations related to the Haan Building Facility; (iii) payment in full of the $.5 million note payable to a related party; and (iv) payment of $3.4 million in full settlement of the mortgage related to the properties held by NHI. In the first nine months of 2003, the net payments on debt of $.9 million were primarily related to the following: (i) decrease of $4.8 million in the amounts outstanding on the Company's primary credit facility; (i) a $1.9 million mortgage on an office and warehouse facility for the Company's Spectrum operations; and (ii) a $2.5 million note payable entered into by the Company in connection with the acquisition of Haan.

The Company paid dividends of $8.6 million in the first nine months of 2004 and 2003 on its Series I Preferred Stock and Series J Preferred Stock issued on June 17, 2002.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. Proceeds from the Revolving Credit Facility were initially used to extinguish the $31.2 million in borrowings outstanding under the then-existing credit facility and $2.2 million in notes payable of the Company. The Revolving Credit Facility will provide the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At September 30, 2004, the weighted average interest rate on this debt was 3.2%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 3.1%. Such rate commitments expire on various dates through November 26, 2004. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary's capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of September 30, 2004.

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

Deferred Income Taxes - At September 30, 2004, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $20.2 million, net of a valuation allowance of approximately $8.9 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of approximately $60 million in future taxable income and the ability to retain its Federal net operating tax loss carryforward position. Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at September 30, 2004 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

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

QUALITATIVE

Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of sales in the first nine months of 2004 and 2003. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

The Company's long-term borrowings as of September 30, 2004 are as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.1	$32.9
Weighted average interest rate	4.9%	3.3%
Fair market value	$.1	$32.9

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

See Page 21 for the Exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                                                        Date: November 10, 2004

                                                                                                                                                                                                        /s/ Steven B. Lapin

                                                                                                                                                         Steven B. Lapin

                                                                                                                                                        President and Chief Operating Officer

                                                                                                                                                                                                            (Principal Executive Officer)

                                                                                                                                                           Date: November 10, 2004

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