Form 10-K
period 2004-12-31
ARISTOTLE CORP
filed 2005-03-29
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

As of June 30, 2004, the aggregate market value of the Common Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5.5 million and the aggregate market value of the Series I Preferred Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $8.4 million. In each case, the market value of outstanding securities was based on the closing price of such securities as reported by the NASDAQ SmallCap Stock Market.

As of March 23, 2005, 17,146,679 shares of Common Stock, 1,096,622 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is located on page 53 of this filing.

Part III incorporates certain information by reference to registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders.

FORM 10-K CROSS REFERENCE INDEX
PART I
	Item 1.	Business	1

	Item 2.	Properties	7

	Item 3.	Legal Proceedings	8

	Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II
	Item 5.	Market for Registrant's Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities	8

	Item 6.	Selected Financial Data	10

	Item 7.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	13

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 8.	Financial Statements and Supplementary Data	26

	Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	49

	Item 9A.	Controls and Procedures	52

	Item 9B.	Other Information	52

PART III
	Item 10.	Directors and Executive Officers of the Registrant	52

	Item 11.	Executive Compensation	52

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management	52

	Item 13.	Certain Relationships and Related Transactions	53

	Item 14	Principal Accountant Fees and Services	53

PART IV
	Item 15.	Exhibits, Financial Statement Schedules	53

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of over 80,000 items is offered, primarily through more than 45 separate catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts, To-Sew, CPR Prompt® and Ginsberg Scientific. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries. In addition, the Company offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields. The Company also markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally by licensing rights from third parties.

Prior to June 17, 2002, Aristotle was a holding company which, through its subsidiaries, Simulaids, Inc. ("Simulaids") and Safe Passage International, Inc. ("Safe Passage"), conducted business in two segments, the medical education and training products market and the computer-based training market. On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial holding company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Immediately following the Merger, Aristotle's business was comprised of the operations of the Nasco group of companies, Simulaids and Safe Passage. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under U.S. generally accepted accounting principles ("GAAP"). Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset of approximately $30.7 million, which was principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-merger goodwill and long-term assets of $8.3 million were reduced to zero and negative goodwill of $20.2 million was recognized as an extraordinary gain at the Merger date.

ACQUISITIONS AND DIVESTITURES

On September 17, 2004, Aristotle purchased certain assets of the science product line of Ginsberg Scientific Company and GSC International, Inc. (collectively referred to as "Ginsberg") for $1.8 million. Ginsberg is a manufacturer and distributor of products and kits designed to demonstrate certain science concepts for students in grades 5-12. The Ginsberg offerings complement the science product lines manufactured and distributed by the Company in the educational segment. The results of Ginsberg's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $1.0 million attributable to the educational segment.

On August 11, 2004, Aristotle purchased certain assets of the CPR Prompt product line from Cardiac Science, Inc. for $1.9 million. The CPR Prompt product line is comprised of a number of products, primarily training manikins, used in the instruction of cardiopulmonary resuscitation. The CPR Prompt product line complements product lines manufactured and distributed by the Company in the educational segment. The results of CPR Prompt's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $1.0 million attributable to the educational segment.

On May 31, 2003, Aristotle purchased 100% of the outstanding capital stock of Haan Crafts Corporation ("Haan"). Haan is a manufacturer and catalog distributor of sewing kits used in middle school and junior high school family and consumer science classrooms. The acquisition complemented the Company's existing product lines in the educational segment. The results of Haan's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The aggregate purchase price, net of cash acquired, was $5.3 million, including $3.5 million of cash and $1.8 million in seller financing, which was subsequently retired by the Company. The purchase price allocation resulted in goodwill of $3.9 million attributable to the educational segment. In connection with the acquisition of Haan, Aristotle entered into a $1.2 million capital lease with the seller on a building facility ("Haan Building Facility"). On February 12, 2004, the Company settled the capital lease on the Haan Building Facility for $1.1 million.

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

DESCRIPTION AND FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in two business segments: educational and commercial. The contribution of each business segment to net sales and gross profit, and the identifiable assets attributable to each business segment are set forth in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Educational Segment

The Company's educational segment consists primarily of the sale of supplemental educational supplies and equipment to school districts, individual schools, teachers and curriculum specialists, who purchase products primarily for classroom use.

In addition to its business in the school supply market, the Company, through its Nasco Life/Form, Simulaids and CPR Prompt product lines, sells medical technology training products including manikins and simulation kits used for training in cardiopulmonary resuscitation and the emergency rescue and patient care fields. The Company's primary users of its health care training products are fire and emergency medical departments, and nursing and medical schools.

Commercial Segment

The Company markets agricultural supplies and small hand tools and equipment to farmers and ranchers to assist in animal livestock and crop production.

In addition, the Company provides sterile sampling bags and containers worldwide under the Whirl-Pak trademark. The product line is primarily sold in the food industry, including water treatment facilities. The product line provides a stable vehicle for the containment and transporting of food and water samples to laboratories without threat of sample contamination.

In the senior care industry, the Company offers a broad selection of products used by nursing home and senior care facilities to support therapy programs.

INDUSTRY OVERVIEW

Educational Segment

According to the U.S. Department of Education, over $400 billion is estimated to be spent nationwide on education at the elementary and secondary levels. As the market is affected by prevailing political and social trends, the attitude of the government towards education determines, to some extent, total expenditures on education. In 2002, President Bush signed into law the "No Child Left Behind Act of 2001," designed to improve student achievement and change the culture of America's schools. States and local school districts are now receiving more Federal funding, approximately $25 billion, than ever before for all programs under the "No Child Left Behind Act of 2001." Notwithstanding the Federal funding available to support education, state governments are the major source of funding for the educational segment. State governments have been affected by the weak U.S. economy of recent years, resulting in significant state budget deficits in fiscal years 2003-2004. However, improvements in state tax collections and other revenue sources during fiscal year 2005 have led to a reduction in the size of state budget deficits. According to the National Conference of State Legislatures ("NCSL"), states projected a $568 million budget deficit during fiscal year 2005, as compared to a $18 billion budget deficit for fiscal year 2003. While state budget deficits have begun to decline, the NCSL does not anticipate that current improvements in state revenues will relieve educational funding pressures for fiscal year 2006. However, management believes that, as the U.S. economy continues to improve, these shortfalls in state budgets will be reduced, eventually resulting in increased expenditures on education. Although very few companies or industries are recession-proof, management believes that the Company's educational segment is essentially recession-resistant.

Factors that contribute to the expansion of the education sector include:

  increases in elementary and secondary school enrollment which, according to the U.S. Department of Education, is projected to grow by 4% to 56 million by the year 2013;

  consistent growth in the supplemental education market; and

  a national political and social climate that promotes increasing Federal and state education funding.

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

According to the U.S. Department of Education, there are approximately 15,000 school districts, 119,000 elementary and secondary schools, 3 million teachers and 54 million students in the United States. The Company believes that American school systems have shown a clear trend toward decentralization, which enables school teachers and administrators at the school to make many of the key decisions regarding instruction methods and school purchases. Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. In prior years, larger government agencies usually made these decisions for entire school districts or states. Under the new structure, teachers and curriculum specialists have the ability to choose the curricular materials that the teachers need to teach effectively. Site-based management is forcing the industry to rethink its sales and marketing strategies in order to address the added challenge and added cost of delivering goods and services to an increasingly decentralized marketplace. In terms of purchasing methods, direct mail ordering by catalog, as well as the internet, are on the rise as purchasing mechanisms among administrators in charge of budgets.

The industry is also highly fragmented with a substantial number of direct marketers of supplemental educational supplies, many of which are family- or employee-owned businesses that operate in a single geographic region. The Company believes the increasing demand for single-source suppliers, prompt order fulfillment and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems are fostering consolidation within the industry. Increased purchasing at the school and classroom levels, which increases individual schools' and teachers' roles in educational supply procurement decisions, is also driving this trend. The Company's extensive selection of products and vendors allows it to offer an extensive selection of products for each product line. The Company believes that by having available to school teachers and administrators all of the items they need in one place, the inclination to search other sources is reduced. This "one stop shopping" approach is the Company's hallmark.

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

The health and medical education teaching aids industry is highly competitive. The Company competes for customers with numerous manufacturers of well-known brands of teaching products. The principal competitive factors in the health and medical education teaching aids market are quality, price and design of products, engineering and customer service. Although some of the Company's competitors have greater financial and other resources, and are, therefore, able to expend more resources than the Company in areas such as marketing and business development, the Company believes that it is aggressively marketing its products and competing in an effective manner.

Commercial Segment

The United States Department of Agriculture indicates that there are approximately two million farms in the U.S. The Company not only markets to various groups within this total but its catalog is also directed to the "hobby farmer" as well. One of the largest groups marketed to is the "Dairy Farmer." As the number of farms declines, which is a national trend, the remaining farms are becoming larger. With its extensive farm catalog offering, the Company is well positioned to supply the market with the types of supplies and small hand tools and equipment needed.

Commercial distribution of sterile sampling bags and containers experienced growth in recent years as food and water quality standards gained emphasis in global markets. Product lines offered by the Company in this segment are key tools in measuring and enforcing government standards at water treatment facilities, and have gained a role in meat and other food-related industries. International sales growth for these product lines is driven by a developing consciousness of water quality standards in third-world countries. Domestically, the food industry is challenged with additional testing requirements for meat, poultry and fruit products in reaction to biosecurity risks. These increasing government regulations and growing product liability exposures should continue expansion in the amount and frequency of product sampling.

In the senior care market, the expectations of government funding cuts in the upcoming Medicare and Medicaid budgets for nursing home payments are again a cause of concern for the Company. According to McKnight's Long-Term Care News, President Bush's proposed fiscal year 2006 budget would cut Medicare reimbursements to nursing homes by $10 billion over a five-year period. Recognizing that governmental funding for the senior care market may be limited for the next several years, the Company has targeted its product offering to service the more basic fundamental activity needs for these customers.

GROWTH STRATEGY

Key members of the Company's management team develop and execute multiple action plans in an effort to continue the Company's historically steady growth in sales and earnings. These action plans are continuously monitored by senior management to assess the progress in achieving the planned goals. The principal action plans are as follows:

  Continue strategic evaluation and execution of complementary acquisitions in existing market segments.

  Consistently dedicate resources to the discovery of new product lines to meet the ever-changing needs of customers, including closely observing the evolution in classroom curricula and continuously updating product selection to meet these changing needs.

  Commit resources to the internal development of new products with features that meet changing customer demands, as proprietary items generally carry the added benefits of higher profit margins and exclusive availability. Research and development staffs maintain a constant flow of proprietary items to the catalog offerings.

  Exploit the revenue and earnings potential of acquisitions, including:

    continued expansion into the Canadian educational markets through Spectrum by supplementing existing Canadian catalogs with Nasco product lines; and

    energizing the research and development efforts of acquired businesses to develop and market competitive proprietary products.

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

  Continue the promotional efforts of the Company's e-commerce website to encourage customer awareness and use of the website.

PRODUCT LINES

The Company markets the following product lines through its various catalogs and websites, including www.eNASCO.com, www.summitlearning.com, www.to-sew.com, www.triarcoarts.com, www.bentonkirby.com, www.creative-ed.com, www.goodtimeattractions.com, www.shnta.com, www.spectrumed.com, www.haan.com, www.simulaids.com, www.cprprompt.com and www.gscscientific.com.

Educational Offerings

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

  Health Care - Features the proprietary Nasco Life/Form, Simulaids and CPR Prompt product lines, anatomical replicas and medical procedure simulators to aid in the training of the medical profession. Includes videos, software, games, charts and replicas. Also includes hands-on teaching aids developed to make learning about health fun and interesting for kindergarten through twelfth grade students. Target - nursing and medical schools, emergency training professionals and health teachers.

  Family and Consumer Sciences - A broad listing of products, including products to teach life skills, cooking, sewing and teaching resources for the entire family and consumer science teaching profession. Also features teaching aids for dieticians in hospitals, schools and diabetes education. Target - family and consumer science teachers, dieticians and nutrition instructors.

  Early Learning - Features a carefully chosen selection of teaching materials, learning toys and games developed for the early childhood market to make learning fun. Target - grades pre-kindergarten to three.

  Physical Education - Over 3,000 items specifically for physical education professionals. Target - physical education teachers in grades kindergarten to twelve.

Commercial Offerings

  Farm and Ranch - Includes products for animal identification, showing, grooming, breed promotion, artificial insemination, animal health, crops and soils and equine supplies. Target - farmers and ranchers.

  Senior Activities - Products developed to assist the activity therapist in providing the best activity programs in the nursing home and assisted living industries. Includes products for sensory, memory and musical activities plus games and arts and crafts. Target - activity therapists in nursing homes and assisted living homes.

  Whirl-Pak Sampling Products - Features sterile Whirl-Pak sampling bags, the industry leader in sampling containers for over 35 years. This laboratory product is sold in the U.S. and throughout the world. Target - food and microbiology laboratories throughout the world.

SALES AND MARKETING

The Company offers a wide variety of products, both proprietary products and products manufactured by others, primarily through catalogs distributed to customers throughout the United States and internationally. The Company also sells products through distributors. Additionally, many of the Company's products are available for sale on its websites. Within the Company's current markets served, research is conducted by sales and marketing personnel to identify needed products. The Company often hires consultants or sales directors from the niche served. The Company's catalog teams continually search for new, improved and unique products. Catalog teams pursue sales growth goals through efforts to present more than 6,000 catalog pages with broad selections of popular and new products at competitive catalog prices, and with choices of similar types of products with different price points, qualities, or features. If the Company is unable to find products to meet a specified demand, it has the option of attempting to manufacture the product in its own plants or contract manufacturing under a private label.

The Company attempts to time the distribution of catalogs to meet the peak buying periods and mails the catalogs to the individuals whom the Company believes make the buying decision. The Company's experience indicates that the actual user of the materials usually makes the buying decision, except for those items that are a part of school bid requests. The Company's mailing concentrates on putting the catalog in the hands of these decision makers. All catalogs are annually reviewed for revision. The Company's bid request goal is also competitively priced. The Company issues most major catalogs annually to over three million potential customers. The Company relies mainly on its more than 45 separate catalogs as its "sales staff," which relieves the need for expensive sales calls on customers.

In recent years, the Company has expanded its efforts in international markets outside of North America, primarily in the health care and agricultural product lines. While international sales represent less than 8% of 2004 total net sales, the acceptance of product lines by international markets has been a significant growth contributor for these particular product lines.

Orders are received via mail, phone, facsimile, or internet. The Company aims to exceed customer expectations based on customers' directions. The Company's business is transacted by open order and purchase orders. The Company ships many orders the same day received and most orders are shipped within three days. Sale terms are typically net 30 days.

The Company is not dependent upon a single customer, or a few customers. Therefore, the loss thereof would not have a material adverse effect on the Company or either of its business segments.

PURCHASING

Substantial portions of the products distributed by the Company are purchased from manufacturers and distributors worldwide. The Company's purchasing staff is in contact with over 6,000 vendors to insure awareness of new products, timely delivery and competitive pricing. With its broad range of vendors, including alternative product sources, the Company does not generally maintain contractual fulfillment agreements for purchase quantity commitments. Vendors often review catalog pages and make suggestions for the following year's offering. Alternate vendors are reviewed on a continuous basis. To broaden its product mix to meet specific customer needs, the Company operates manufacturing facilities that produce proprietary items. Sales of proprietary products generally result in a higher profit margin and enable the Company to sell such products at wholesale in the U.S. and foreign markets where the Company often develops distribution relationships. The Company has historically been able to obtain sufficient quantities of the raw materials necessary for the manufacture of proprietary products.

INTELLECTUAL PROPERTY

The Company has a number of trademarks and trade names that it applies to various product lines such as Nasco, Life/Form, Whirl-Pak and CPR Prompt. Except for the "Nasco" trademark, the various trademarks and trade names are not considered material or vital to on-going business operations. To protect the unique product lines developed, the Company has applied for and received patents for five product lines, four in the U.S. and one in Canada. The Company also has applied for three additional U.S. patents. None of these issued or pending patents are considered vital or material to on-going business operations.

COMPETITION

Although there are several large general school suppliers and wholesale and retail stores which compete with the Company, the Company believes that it offers more specialty items in more disciplines in the educational, health, medical technology and agricultural markets than any competitor. Although the Company faces competition with regard to each of its catalogs from businesses that specialize in limited numbers of curriculum subjects or markets, few, if any, of the Company's competitors have as broad a range of products that serve as many market areas.

INFORMATION SYSTEMS

The Company's main computer system, housed in Fort Atkinson, Wisconsin, is an IBM AS 400 computer. The Company's business is highly computerized, with almost all functions including accounting, order processing, purchasing, quotes, phone orders, billing, receivables, payables and warehousing running on this system. The system is routinely upgraded, increasing capacity to handle the Company's needs. To facilitate and continuously improve the software system, a staff of programmers responds to suggestions from all departments and management.

CATALOG PREPARATION

Catalog preparation is primarily handled in Fort Atkinson. A staff of graphic artists and editors works with Macintosh desktop publishing systems to complete all production work in-house, with the exception of printing.

EMPLOYEES

At December 31, 2004, the Company had approximately 800 employees. In addition, the Company engages approximately 180 temporary employees to accommodate the peak business season during the summer months. All employees at all locations are employed at-will and none are represented by a labor union.

ITEM 2. PROPERTIES

The Company leases approximately 1,000 square feet of executive office space in Stamford, Connecticut from Geneve, the Company's majority stockholder.

The Company's primary distribution center is located in Fort Atkinson, Wisconsin. The approximately 220,000 square foot owned distribution center is the headquarters for all Nasco marketing efforts. An approximately 5,000 square foot graphic arts center houses the creative staff and equipment for the maintenance of the catalog pages. The Company also leases approximately 45,000 square feet of manufacturing space to support the catalog product lines. The Company owns approximately 300,000 square feet of adjacent warehouse space and 40,000 square feet of adjacent office space. The Company currently occupies approximately 200,000 square feet of the warehouse space, and leases the office space and remaining warehouse space to a third party under lease agreements expiring on various dates in the next year. These facilities afford the Company the necessary expansion capacity for the foreseeable future. In 2003, the Company became the owner of these facilities as a result of the acquisition of 100% of the outstanding interest in NHI from Holdings. For more information regarding this and other acquisitions of the Company, please refer to the "Acquisitions and Divestitures" section above.

To service the western United States, the Company owns and operates an approximately 68,000 square foot distribution center in Modesto, California. This distribution center services all Nasco catalogs for customers in the 12 western states.

The Company operates its Triarco arts and crafts catalog operation, along with three other independent catalogs, from an approximately 4,000 square foot leased office facility in Plymouth, Minnesota. The distribution center in Fort Atkinson, Wisconsin services these catalogs.

The Company also maintains an educational materials catalog distribution center in Fort Collins, Colorado from an approximately 18,000 square foot owned facility. From this location and approximately 39,000 square feet of leased facilities in Chippewa Falls, Wisconsin, the Company's AMEP and Ginsberg product lines service math and science teachers and distributors worldwide. Light manufacturing operations are situated at both of these locations, producing mainly proprietary items.

An approximately 83,000 square foot owned facility located in Newmarket, Ontario, Canada, currently operates as a distribution center of educational and commercial supplies sold by Spectrum via catalog mailings to schools and businesses throughout Canada.

The Company owns two buildings comprising approximately 50,000 square feet of office and manufacturing space in Woodstock, New York. The Company also leases approximately 8,000 square feet of nearby warehouse space. The Company produces manikins and simulation kits used for training in the health care field at this location for its Simulaids operations. In 2005, the Company intends to purchase land in Saugerties, New York for approximately $.6 million for the construction of an approximately 83,000 square foot office and warehouse facility to be utilized in its Simulaids operations. It is estimated that the construction cost of the facility will be approximately $4.9 million. The Company anticipates completing construction by the fourth quarter of 2005. The Company intends to sell the current Simulaids facility following commencement of operations at the new facility.

The Company owns an approximately 43,000 square foot light manufacturing and distribution facility in Otterbein, Indiana. The Company produces sewing kits used in middle school and junior high school family and consumer science classrooms at this location for its Haan operations.

The locations in Fort Atkinson, Wisconsin; Modesto, California; Plymouth, Minnesota; and Newmarket, Ontario, Canada service both of the Company's business segments. The locations in Fort Collins, Colorado; Chippewa Falls, Wisconsin; Woodstock, New York; and Otterbein, Indiana service the Company's educational segment.

Certain of the Company's owned properties, including the primary distribution center in Fort Atkinson, Wisconsin and owned properties located in Modesto, California; Fort Collins, Colorado; and Otterbein, Indiana, are each subject to a mortgage in favor of the Company's principal lender, Bank One, NA, as additional security pursuant to a Revolving Credit Facility entered into by the Company on October 15, 2003. For more information regarding this Revolving Credit Facility, please refer to Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "ARTL." The table below sets forth inter-dealer quotations and do not include retail markups, markdowns or commissions and may not represent actual transactions. The high and low sale prices per share of Common Stock on the NASDAQ SmallCap Market (as reported by NASDAQ) during the fiscal quarters indicated are set forth below.

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2004:
March 31	5.35	4.43
June 30	5.17	4.65
September 30	9.90	4.66
December 31	8.00	5.12
FISCAL YEAR ENDED DECEMBER 31, 2003:
March 31	4.76	3.63
June 30	4.20	3.19
September 30	5.50	3.32
December 31	5.75	4.03

The Company's Series I Preferred Stock is quoted on the NASDAQ SmallCap Market under the symbol "ARTLP." The table below sets forth inter-dealer quotations and do not include retail markups, markdowns or commissions and may not represent actual transactions. The high and low sale prices per share of Series I Preferred Stock (as reported by NASDAQ) during the fiscal quarters indicated are set forth below.
	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2004:
March 31	9.00	7.62
June 30	8.62	7.66
September 30	8.75	7.68
December 31	8.95	7.60
FISCAL YEAR ENDED DECEMBER 31, 2003:
March 31	7.85	5.10
June 30	8.00	6.30
September 30	8.50	7.01
December 31	8.42	7.00

The Series J $6.00 non-convertible, non-voting cumulative 12% preferred stock, par value $.01 per share ("Series J Preferred Stock") is privately-held and no trading market exists for such shares.

HOLDERS OF RECORD

As of March 23, 2005, there were approximately 2,101 holders of record of the Company's Common Stock and approximately 1,983 holders of record of the Company's Series I Preferred Stock.

DIVIDENDS

The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

Dividends on the Company's Series I Preferred Stock and Series J Preferred Stock are payable on March 31 and September 30, if and when declared by the Company's Board of Directors. For each of 2004 and 2003, the Company paid semi-annual dividends of $.33 and $.36 per share on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock, respectively.

On March 1, 2005, the Company announced that it had declared a cash dividend of $.33 and $.36 per share, respectively, on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock. Such dividends are payable on March 31, 2005, to holders of record on March 15, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

On June 17, 2002, in connection with the Merger, the Company issued shares of its Series J Preferred Stock to Holdings. In addition, following the Series I Preferred Stock dividend paid on the Company's Common Stock, on the date of the Merger, Geneve exchanged its shares of Series I Preferred Stock for an identical number of shares of Series J Preferred Stock. The shares of Series J Preferred Stock were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") as a private placement of securities under Section 4(2) of the Securities Act. No underwriter was involved in the issuance of the Series J Preferred Stock or the exchange of the Series I Preferred Stock for the Series J Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company's Equity Compensation Plans as of December 31, 2004:
Plan Category	(A) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(B) Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	(C) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity Compensation Plans
Approved by Security Holders
1997 Plan	12,000	(1)	$5.67	-
2002 Plan	899,742	(2)	3.50	529,066
Equity Compensation Plans Not
Approved by Security Holders	-		-	-
	911,742		$3.52	529,066

  Includes 6,000 shares of the Company's Common Stock and 6,000 shares of the Company's Series I Preferred Stock to be issued upon the exercise of outstanding options granted pursuant to the Company's 1997 Employee and Director Stock Plan ("1997 Plan"). Options granted under the 1997 Plan are exercisable for one share of Common Stock and one share of Series I Preferred Stock. The Company does not currently intend to grant any additional options under the 1997 Plan.

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

SELECTED CONSOLIDATED FINANCIAL DATA (1) (2)

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	2004	2003	2002	2001	2000
Consolidated Statements of Earnings Data:
Net sales	$175.1	$163.2	$165.9	$162.0	$143.8
Cost of sales	109.6	101.9	107.0	105.5	93.8
Gross profit	65.5	61.3	58.9	56.5	50.0
Selling and administrative expense	41.2	39.5	40.6	39.3	34.3
Earnings from operations	24.3	21.8	18.3	17.2	15.7
Other expense	1.2	1.5	1.6	2.7	2.5
Earnings before income taxes, minority
interest and extraordinary gain	23.1	20.3	16.7	14.5	13.2
Income taxes:
Current	2.3	1.6	3.2	5.7	5.3
Deferred (3)	3.3	6.7	3.4	.1	(.1)
	5.6	8.3	6.6	5.8	5.2
Earnings before minority interest and
extraordinary gain	17.5	12.0	10.1	8.7	8.0
Minority interest	-	-	-	.1	.2
Extraordinary gain	-	-	20.2	-	-
Net earnings	17.5	12.0	30.3	8.8	8.2
Preferred dividends	8.6	8.6	4.6	-	-
Net earnings applicable to common stockholders	$8.9	$3.4	$25.7	$8.8	$8.2

Basic earnings per common share:
Earnings before extraordinary gain,
applicable to common stockholders	$.52	$.20	$.34	$.59	$.54
Extraordinary gain	-	-	1.26	-	-
Net earnings applicable to common stockholders	$.52	$.20	$1.60	$.59	$.54

Diluted earnings per common share:
Earnings before extraordinary gain,
applicable to common stockholders	$.52	$.20	$.33	$.59	$.54
Extraordinary gain	-	-	1.25	-	-
Net earnings applicable to common stockholders	$.52	$.20	$1.58	$.59	$.54

Weighted average shares:
Basic	17.1	17.0	16.1	15.0	15.0
Diluted	17.3	17.2	16.2	15.0	15.0

EBITDA (4)	$26.1	$23.6	$20.0	$19.4	$17.6

Consolidated Balance Sheets Data:
Working capital	$53.4	$46.8	$44.9	$32.5	$20.3
Total assets	$110.9	$105.1	$105.1	$67.4	$56.2
Long-term debt	$24.9	$31.3	$27.6	$36.0	$23.4
Stockholders' equity	$70.7	$59.8	$55.7	$13.9	$6.8

  As a result of the accounting for the Merger, the selected consolidated financial data set forth above for periods prior to June 17, 2002 (the date of the Merger) represent the historical information for Nasco. For periods following the Merger, the financial data set forth above represents the results for the Company as a consolidated entity. For more information regarding the Merger and acquisitions and divestitures made by the Company during the years 2000-2004, please refer to the "Company Overview" and "Acquisitions and Divestitures" sections above, respectively.

  The consolidated financial data includes the operating results of the following acquired and divested businesses:

    Ginsberg for the period from September 18, 2004 to December 31, 2004;

    CPR Prompt for the period from August 12, 2004 to December 31, 2004;

    Haan and NHI for 2004 and the period from June 1, 2003 to December 31, 2003;

    Simulaids for 2004, 2003 and the period from the date of the Merger to December 31, 2002;

    Safe Passage for the period from the date of the Merger to December 31, 2002;

    Spectrum for 2004, 2003, 2002 and the period from April 1, 2001 to December 31, 2001; and

    AMEP for 2004, 2003, 2002, 2001 and the period from March 1, 2000 to December 31, 2000.

  Deferred income taxes for 2004 and 2003 are net of a tax benefit of $2.6 million and $1.3 million, respectively, due to reductions in the net deferred tax asset valuation allowance related primarily to increased estimates of projected Federal taxable income.

  "EBITDA," which is considered a non-GAAP financial measure, is defined as earnings before interest and other income (including minority interest and extraordinary gain), income taxes, depreciation and amortization. A non-GAAP financial measure is a numerical measure of a company's historical or future financial performance, financial position or cash flows that either excludes or includes amounts that are normally included or excluded in a comparable measure calculated and presented under GAAP. EBITDA is not presented as an alternative measure of operating results (such as earnings from operations or net earnings) or cash flow from operations, as determined in accordance with GAAP, but is presented because the Company's management believes it is a widely accepted indicator of the Company's current financial performance and ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. The following table provides a reconciliation of net earnings to EBITDA for the years ended December 31 (in millions):
	2004	2003	2002	2001	2000

Net earnings	$17.5	$12.0	$30.3	$8.8	$8.2
Add (subtract):
Other expense	1.2	1.5	1.6	2.7	2.5
Income taxes	5.6	8.3	6.6	5.8	5.2
Depreciation and amortization	1.8	1.8	1.7	2.2	1.9
Extraordinary gain	-	-	(20.2)	-	-
Minority interest	-	-	-	(.1)	(.2)
EBITDA	$26.1	$23.6	$20.0	$19.4	$17.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews and compares the results of operations of the Company (after giving effect to the Merger), on a consolidated basis, for the fiscal years ended December 31, 2004, 2003 and 2002. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through catalogs.

The following is a summary of key events for 2004:

  acquisitions of CPR Prompt and Ginsberg during the third quarter of 2004;

  increase in net sales of 7.3% in 2004, as compared to 2003;

  gross profit increased 6.8% to $65.5 million in 2004, as compared to 2003;

  14.1% increase in earnings before income taxes and extraordinary gain in 2004, as compared to 2003; the growth rate in earnings before income taxes and extraordinary gain exceeded the 7.3% increase in net sales for 2004;

  cash retained in the Company in 2004 amounted to $7.4 million as a result of the current utilization of Federal net operating tax loss carryforwards;

  46.7% increase in net earnings before extraordinary gain to $17.5 million in 2004 from $12.0 million in 2003;

  160.0% increase in basic and diluted earnings per common share to $.52 in 2004 from $.20 in 2003; the basic and diluted earnings per common share for 2004 and 2003 include a benefit to net earnings applicable to common stockholders of $2.6 million ($.15 per basic and diluted common share) and $1.3 million ($.08 per basic and diluted common share), respectively, as a result of the reduction in the deferred tax asset valuation allowance principally related to Federal net operating tax loss carryforwards;

  EBITDA increase of 10.6% to $26.1 million in 2004 as compared to $23.6 million in 2003; and

  semi-annual dividend payments (March 31 and September 30) totaling $8.6 million on the Company's Series I Preferred Stock and Series J Preferred Stock in 2004.

Over the previous five years, the Company has experienced compound annual growth rates on net sales, gross profit and earnings before minority interest and extraordinary gain of 5.1%, 7.0% and 21.6%, respectively, primarily due to acquisitions, the Merger and improved purchasing efforts and cost controls.

A key strength of the Company's business is its ability to generate cash consistently. The Board of Directors and management use cash generated as a measure of the Company's performance. The Company uses the cash generated from operations to strengthen the balance sheet, including reducing liabilities such as pensions and debt, paying dividends on its preferred stock and completing prudent acquisition opportunities. The Company's management believes that examining the ability to generate cash provides investors with additional insight into the Company's performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the fiscal years ended December 31 and (ii) the percentage change in dollars in those reported items from the prior fiscal year:
	% of Net Sales 2004	Balance % Change	% of Net Sales 2003	Balance % Change	% of Net Sales 2002

Net sales	100.0%	7.3%	100.0	(1.6)%	100.0%
Cost of sales	62.6	7.6	62.4	(4.8)	64.5
Gross profit	37.4	6.8	37.6	4.1	35.5

Selling and administrative expense	23.6	4.3	24.2	(2.7)	24.5
Earnings from operations	13.8	11.2	13.4	19.3	11.0

Other expense (income):
Interest expense	.7	(23.6)	.9	(15.7)	1.1
Interest income	-	96.8	-	(59.7)	-
Other, net	-	(13.3)	-	(155.0)	(.1)
	.7	(25.6)	.9	(4.3)	1.0
Earnings before income taxes
and extraordinary gain	13.1	14.1	12.5	21.6	10.0

Income taxes:
Current	1.3	46.7	1.0	(52.1)	2.0
Deferred	1.9	(51.4)	4.1	101.2	2.0
	3.2	(33.1)	5.1	25.8	4.0

Earnings before extraordinary
gain	9.9%	46.7	7.4%	18.8	6.0%

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

See Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for certain unaudited consolidated quarterly financial data for 2004 and 2003.

RESULTS OF OPERATIONS - FISCAL YEAR 2004 AS COMPARED TO FISCAL YEAR 2003

Net Sales

Net sales increased 7.3% to $175.1 million from $163.2 million in 2003. The growth in net sales for 2004 is primarily attributable to organic growth of approximately 5.0%, the inclusion of an additional $3.7 million of net sales from the Haan, CPR Prompt and Ginsberg acquisitions, and the overall stabilization of general national and international economic conditions in 2004 compared to the volatility in the U.S. economy and budget uncertainty in the U.S. education sector which had affected the Company in 2003. Net sales in the educational segment, totaling $149.5 million, increased 7.8% in 2004 from $138.7 million in 2003. Excluding the net sales from Haan, CPR Prompt and Ginsberg, educational net sales increased 5.2% from 2003. The commercial segment recorded net sales of $31.3 million in 2004, increasing 4.8% as compared to 2003.

Gross Profit

Gross profit for 2004 increased 6.8% to $65.5 million from $61.3 million in 2003. The increase in gross profit for 2004 is primarily attributable to the 7.3% increase in net sales and the additional contribution to gross profit of $1.7 million made by Haan, CPR Prompt and Ginsberg. The gross profit margin of 37.4% remained consistent with the gross profit margin in 2003. The educational segment yielded a gross profit margin of 38.7% for both 2004 and 2003. The commercial gross profit margin in 2004 increased to 37.0% from 36.4% in 2003.

Selling and Administrative Expenses

Selling and administrative expenses for 2004 increased 4.3% to $41.2 million from $39.5 million in 2003 while net sales increased 7.3%. As a percent of net sales, selling and administrative expenses decreased to 23.6% in 2004 from 24.2% in 2003. Expenses comprising this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for 2004 were impacted by the following: (i) inclusion of an additional $.4 million in expenses of Haan, CPR Prompt and Ginsberg in operations for 2004; (ii) increase in salaries and wages of $2.2 million as a result of annual employee compensation increases and employee performance incentives; and (iii) an increase in group health costs by 2.3% to $3.2 million.

In 2004 and 2003, the Company recorded $.5 million in compensation expense related to grants of stock options to certain employees and directors.

During 2004 and 2003, the Company incurred and paid expenses of $.8 million to Geneve for certain administrative services.

Interest Expense

Interest expense decreased 23.6% to $1.2 million in 2004, compared to $1.5 million in 2003. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.5% in 2004 compared to 3.6% in 2003 and a decrease in the weighted average debt outstanding during 2004 compared to 2003 as a result of the following: (i) decrease in the amounts outstanding on the Company's primary credit facility; (ii) payment of $1.1 million during the first quarter of 2004 for the full settlement of capital lease obligations related to the Haan Building Facility; (iii) payment in full of the $.5 million note payable to a related party during the second quarter of 2004; and (iv) payment of $3.4 million during the third quarter of 2004 in full settlement of the mortgage related to the properties held by NHI.

The Company's credit agreements assessed interest at a weighted average rate of 4.1% and 3.6% at December 31, 2004 and 2003, respectively.

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

The income tax provision for 2004 was $5.6 million compared to $8.3 million in 2003. These tax provisions reflect effective tax rates of 24.0% and 40.9% for 2004 and 2003, respectively. The decrease in the effective tax rate from 2003 to 2004 is primarily due to an additional $1.3 million decrease in the valuation allowance for deferred tax assets and revisions made by management to other net deferred tax assets in 2004 as compared to 2003. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate of 24.0% for 2004 results principally from a reduction in the valuation allowance for deferred tax assets amounting to $2.6 million primarily related to increased estimates of projected taxable income, increases to other net deferred tax assets amounting to $.8 million and foreign and state income taxes. Approximately $7.4 million of the income tax provision for 2004 relates to the current utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $8.1 million in 2003. The decrease in the utilization of Federal net operating tax loss carryforwards in 2004 compared to 2003 is primarily due to revisions made in 2003 for the utilization of Federal net operating tax loss carryforwards in prior years. Although the reported earnings for 2004 and 2003 are shown after-tax, approximately $7.4 million and $8.1 million, respectively, of cash from operations was retained in the Company as a result of the current utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2004 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next two years.

At December 31, 2004, the Consolidated Balance Sheet contains a net deferred tax asset of $20.4 million, net of a valuation allowance of $7.7 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger. The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. The valuation allowance decreased $3.3 million in 2004 as compared to $1.3 million in 2003. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"), $.7 million of this decrease in the valuation allowance in 2004 was recognized as a reduction to goodwill in connection with the CPR Prompt and Ginsberg acquisitions as a result of the increased projected Federal taxable income provided by these acquisitions. The remaining $2.6 million or $.15 per basic and diluted common share decrease in the valuation allowance in 2004 was primarily related to the following: (i) $2.8 million decrease in the valuation allowance due to other increased estimates of projected Federal taxable income; and (ii) $.2 million increase in the valuation allowance related to the ability to realize certain other deferred tax assets. For 2003, the $1.3 million or $.08 per basic and diluted common share decrease in the valuation allowance related primarily to increased estimates of projected Federal taxable income. These adjustments to the valuation allowance were made as the Company now believes it is more likely than not that certain of these Federal net operating tax loss carryforwards will be utilized.

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

Selling and Administrative Expenses

Selling and administrative expenses for 2003 decreased 2.7% to $39.5 million from $40.6 million in 2002. As a percent of net sales, selling and administrative expenses decreased slightly to 24.2% in 2003 from 24.5% in 2002. Expenses comprising this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for 2003 were positively impacted by the following: (i) implementation of cost control measures and labor efficiencies; (ii) reduction in advertising and catalog costs, excluding the impact of Simulaids and Haan, of $.7 million from 2002; (iii) elimination of $.7 million in expenses of Safe Passage as a result of the sale of the business in 2002; and (iv) $.4 million in expenses in 2002 related to severance payments due in connection with management changes. The decrease in advertising and catalog costs is attributed to technological efficiencies in catalog production through prior year capital expenditures in state of the art graphic design equipment programs.

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

Interest Expense

Interest expense decreased 15.7% to $1.5 million in 2003, compared to $1.8 million in 2002. The decrease in interest expense is due to the decline in the weighted average interest rate on the Company's debt to 3.6% in 2003 compared to 4.1% in 2002 and reductions in borrowings under the Company's primary credit facility, net of the following events: (i) mortgage of $1.8 million entered into by the Company on March 12, 2003, related to the purchase of an office and warehouse facility for the Company's Spectrum operations; (ii) mortgage and note payable of $3.6 million and $.5 million, respectively, acquired by the Company on May 31, 2003, related to the acquisition of NHI; and (iii) note payable, seller financing and capital lease of $2.5 million, $1.8 million and $1.2 million, respectively, entered into by the Company on May 31, 2003, related to the acquisition and operations of Haan. The note payable and seller financing were paid in full during the fourth quarter of 2003. The capital lease was extinguished in the first quarter of 2004.

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

The income tax provision for 2003 was $8.3 million compared to a provision amounting to $6.6 million in 2002. These tax provisions reflect effective tax rates of 40.9% and 39.6% for 2003 and 2002, respectively. The increase in the effective tax rate from 2002 to 2003 is primarily due to revisions made by management to other net deferred tax assets, net of the $1.3 million decrease in the valuation allowance for deferred tax assets. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate of 40.9% for 2003 results principally from a reduction in the valuation allowance for deferred tax assets amounting to $1.3 million primarily related to increased estimates of projected taxable income, decreases to other net deferred tax assets and foreign and state income taxes. Approximately $8.1 million of the income tax provision for 2003 relates to the current utilization of the Company's Federal net operating tax loss carryforwards compared to approximately $3.5 million in 2002. Although the reported earnings for 2003 and 2002 are shown after-tax, approximately $8.1 million and $3.5 million, respectively, of cash from operations was retained in the Company as a result of the current utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2003 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next three years.

At December 31, 2003, the Consolidated Balance Sheet contains a net deferred tax asset of $23.3 million, net of a valuation allowance of $11.0 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger. The valuation allowance has been established to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. During 2003, the valuation allowance decreased $1.3 million or $.08 per basic and diluted common share. This adjustment to the valuation allowance was made as the Company now believes it is more likely than not that certain of these Federal net operating tax loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had working capital of $53.4 million, increasing from $46.8 million at December 31, 2003. Cash and cash equivalents decreased $3.4 million in 2004, ending the year at $2.1 million. Cash and cash equivalents decreased $5.7 million in 2003, ending the year at $5.6 million. This decrease in the use of cash and cash equivalents during 2004 as compared to 2003 is primarily due to the following activities:

  The Company generated cash of $21.9 million, $21.5 million and $15.1 million from operations during 2004, 2003 and 2002, respectively. In 2004, the increase in cash generated from operations was principally the result of the following: (i) a $5.5 million increase in net earnings, offset by working capital changes primarily related to a $1.7 million increase in accounts receivable, a $3.0 million increase in inventories, a $1.5 million increase in prepaid expenses and other, a $.9 million increase in accounts payable and a $3.0 million increase in accrued expenses and other liabilities, which includes a $.8 million increase in the cash retained in the Company as a result of the timing of income tax payments; and (ii) a $3.4 million decrease in deferred income taxes, primarily the result of the reduction in the valuation allowance and increases to other net deferred tax assets amounting to $2.6 million and $.8 million, respectively.

The increase in cash generated from operations in 2003 compared to 2002 was principally the result of the following: (i) a $1.9 million increase in earnings before extraordinary gain, offset by working capital changes primarily related to a $1.2 million increase in accounts receivable, a $1.4 million decrease in inventories, a $1.7 million decrease in prepaid expenses and other, a $1.3 million decrease in accounts payable and a $1.1 million increase in accrued expenses and other liabilities; and (ii) a $3.4 million increase in deferred income taxes, primarily the result of decreases to other net deferred tax assets and increased utilization of Federal net operating tax loss carryforwards due to 2003 being the first full year since the Merger, net of the $1.3 million reduction in the valuation allowance.

  The Company used $9.4 million for investing activities in 2004, compared to $7.8 million used in investing activities in 2003. In 2003, the Company used cash of $2.5 million to purchase an office and warehouse facility for the Company's Spectrum operations. No significant acquisitions of this nature occurred in 2004. Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.6 million and $1.8 million in 2004 and 2003, respectively.

In 2004, investing activities included the usage of $3.7 million for the acquisitions of CPR Prompt and Ginsberg. In 2003, investing activities included a $3.5 million net cash outlay for the acquisitions of Haan and NHI.

In 2004, the Company invested $4.0 million in an investment limited partnership. The general partner of the limited partnership is an affiliate of the Company. No investments of this nature were made in 2003.

  Financing activities used $15.9 million and $19.4 million in 2004 and 2003, respectively. In 2004, the net principal payments on debt of $7.5 million were due to the following: (i) decrease of $2.5 million in the amounts outstanding on the Company's primary credit facility; (ii) payment of $1.1 million for the settlement of capital lease obligations related to the Haan Building Facility; (iii) payment in full of the $.5 million note payable to a related party; and (iv) payment of $3.4 million in full settlement of the mortgage related to the properties held by NHI.

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

In 2004 and 2003, the Company paid dividends of $8.6 million on its Series I Preferred Stock and Series J Preferred Stock issued on June 17, 2002.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. The proceeds from the Revolving Credit Facility were initially used to extinguish the $31.2 million in borrowings outstanding under the then-existing credit facility and $2.2 million in notes payable of the Company. The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At December 31, 2004, the weighted average interest rate on this debt was 3.8%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of less than 4%. Such rate commitments expire on various dates through March 30, 2005. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary's capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of December 31, 2004.

Minimum contractual obligations at December 31, 2004 are as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt	$25.0	$.1	$.6	$22.6	$1.7
Operating lease commitments, net of sublease
rentals	.4	.1	.2	.1	-
	$25.4	$.2	$.8	$22.7	$1.7

In 2005, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to approximate $1.7 million.

In 2005, the Company intends to purchase land in Saugerties, New York for approximately $.6 million for the construction of an approximately 83,000 square foot office and warehouse facility to be utilized it its Simulaids operations. It is estimated that the construction cost of the facility will be approximately $4.9 million. The Company anticipates completing construction by the fourth quarter of 2005. The Company intends to fund these capital expenditures through cash and debt secured by a mortgage on the land and facility. The Company intends to sell the current Simulaids facility following commencement of operations at the new facility.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company's operating results and its sources of liquidity.

SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to GAAP. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes thereto. Actual results could differ from those estimates. A summary of all of the Company's significant accounting policies can be found in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The Company believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs, less vendor rebates, incurred in the development, production and circulation of catalogs on the Consolidated Balance Sheets until the related catalog is mailed, at which time such catalog costs are amortized into selling and administrative expense over the estimated sales realization cycle of one year, using the straight-line method.

Deferred Income Taxes - At December 31, 2004, the Consolidated Balance Sheet contains a net deferred tax asset of approximately $20.4 million, net of a valuation allowance of approximately $7.7 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position. As of December 31, 2004, the Company had Federal net operating tax loss carryforwards of approximately $69.7 million. Based upon projected future operating results, Federal net operating tax loss carryforwards of $48.2 million are expected to be utilized to offset future Federal taxable income primarily through 2006. The remaining $21.5 million of Federal net operating tax loss carryforwards are expected to expire unused. However, events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at December 31, 2004 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

Goodwill - The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company has evaluated its goodwill at December 31, 2004 and 2003, and determined that there has been no impairment of goodwill.

Defined Benefit Plans - The Company accounts for the benefits under its defined benefit pension plan using actuarial models required by SFAS No. 87, Employers' Accounting for Pension ("SFAS 87"). These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of "events" are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the statement of earnings effects of pension benefits are earned in, and should be expensed in, the same pattern.

In calculating the net periodic benefit cost and the related benefit obligation, the Company is required to select certain actuarial assumptions. These assumptions include discount rate, expected return on plan assets and rate of compensation increase. The discount rate assumptions reflect the prevailing market rates for long-term, high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plan's assets, as well as future estimates of long-term investment returns, to develop its assumptions of the expected return on plan assets. The rate of compensation increase is based on historical experience and the Company's long-term plans for such increases.

In each of 2004 and 2003, a 25 basis point decline in the discount rate assumptions caused a decrease in the funded status of the Company's pension plan. Consequently, the Company's accumulated benefit obligation exceeded the fair market value of the plan assets at December 31, 2004 and 2003. As required by SFAS 87, the Company recorded a non-cash, after-tax, net charge of $.4 million and $1.5 million to the Consolidated Statements of Stockholders' Equity and Comprehensive Earnings in the fourth quarters of 2004 and 2003, respectively. This charge did not impact the Company's pension expense, earnings or cash contribution requirements in 2004 or 2003.

See Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of the Company's defined benefit pension plan.

Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers. The point of shipment is typically from one of the Company's distribution centers or, on occasion, a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Securities and Exchange Commission ("SEC") announced that it had extended the compliance dates for non-accelerated filers and foreign private issuers to include in their annual reports a report by management on a company's internal control over financial reporting and an accompanying auditor's report (the "SEC Release"). The internal control reports are required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The Company is a non-accelerated filer as defined under relevant SEC regulations. As a result of the SEC Release, the Company will not be required to include internal control reports in its annual report until its 2006 annual report, which will be filed by the Company in 2007.

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, Share-Based Payment ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and incurs liabilities in exchange for goods or services. SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, which was issued in October 1995. SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first interim or annual reporting period beginning after June 15, 2005. SFAS 123R provides for methods of applying this statement to existing awards during the transitional period. The adoption of SFAS 123R is not expected to have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43 ("SFAS 151"), which clarifies that abnormal costs of idle facility expense, freight, handling costs and wasted material should be recognized as current period expenses. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company's financial statements for 2004 and is not expected to have a material impact on the Company's financial statements for 2005.

FORWARD-LOOKING STATEMENTS

The Company believes that this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. These forward-looking statements are based on management's current expectations and are subject, and are qualified by, risks and uncertainties that could cause actual results or business conditions to differ materially from those projected or suggested in such forward-looking statements.

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the risk factors set forth below. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

RISK FACTORS

If the Company's competitors are successful in developing, manufacturing and selling competitive products, the Company's operating results could suffer.

The Company operates in highly competitive and fragmented markets. Businesses that compete with the Company are likely to continue expansion of their product offerings that may erode the Company's gross margins. The broad range of product lines offered by the Company is unique to the market as few competitors offer the depth of subject matter in their product mix. However, each of the Company's catalogs competes against a unique list of businesses that specialize in limited numbers of curriculum subjects or markets. Some competitors may be able to commit greater resources to product development, invest greater amounts on capital equipment and marketing plans, or offer more aggressive discounts for its products or services. In fragmented markets, competitors may further merge and consolidate, increasing market competition. Any of these competitive pressures could have a negative effect on the Company's operating results.

If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company's business, prospects, financial condition and results of operations would be materially adversely affected.

The Company's success depends on its ability to enhance existing products and services, develop new products, services and technologies that address the increasingly sophisticated and varied needs of customers and its ability to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company's business, prospects, financial condition and results of operations could be negatively affected.

The Company is dependent upon the levels of student enrollment in elementary and secondary schools and expenditures per student.

The Company's ability to grow the business depends in part on the levels of student enrollment in elementary and secondary schools and expenditures per student. The level of student enrollment in elementary and secondary schools is largely a function of demographics. Expenditures per student are a function of prevailing political and social attitudes toward education, as well as government budgets. Any significant and sustained decline in the size of the levels of student enrollment and/or expenditures per student could have an adverse effect on the Company's business, prospects, financial condition and results of operations.

If the Company fails to retain key personnel and hire, train and retain qualified employees, the Company may not be able to compete effectively, which could result in reduced sales.

The performance of the Company is substantially dependent on the services and performance of its senior management and other key personnel. The loss of the services of, and the failure to promptly replace, any of the Company's executive officers or other key personnel, as well as the Company's inability to attract and retain qualified personnel, could have a negative effect on the business, prospects, financial condition and results of operations of the Company. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to successfully attract, integrate or retain sufficiently qualified personnel.

The Company expects its results of operations to fluctuate from quarter to quarter and the price of its Common Stock and Series I Preferred Stock could fall if quarterly results are lower than the expectations of the market.

The Company's results of operations have fluctuated in the past, and the Company's results of operations may vary from quarter to quarter in the future. If quarterly results fall below market expectations, the price of the Company's Common Stock and/or Series I Preferred Stock could fall. A number of factors, many of which are outside of the Company's control, may cause variations in its results of operations including:

  fluctuations in the demand for educational, health, medical technology and agricultural products;

  seasonality of sales typically experienced by educational supply retailers with peak levels of sales occurring in the second and third quarters of the calendar year primarily due to increased educational shipments coinciding with the Fall start of new school years; and

  fluctuations in sales and marketing expenses and technology infrastructure costs.

A substantial portion of the Company's operating expenses are and will be related to sales and marketing, product development, technology and infrastructure, which expenses cannot be adjusted quickly and are therefore relatively fixed in the short term. The Company's operating expense levels are based in significant part on its expectations of future sales on a quarterly basis. As a result, if sales for a particular quarter are below expectations, the Company may not be able to reduce operating expenses proportionately for that quarter; this sales shortfall would have a negative effect on the Company's operating results and cash flow for that quarter, which would likely have a negative impact on the price of the Company's Common Stock and/or Series I Preferred Stock.

The Company's stock price may fluctuate based on factors beyond its control.

Market prices for securities of companies comparable to the Company are highly volatile. The market for the Company's Common Stock and Series I Preferred Stock has from time to time experienced significant price and volume fluctuations that are unrelated to the Company's operating performance.

Concentration of share ownership could prevent an active market for the Company's Common Stock and Series I Preferred Stock.

Although the Company's Common Stock and Series I Preferred Stock are publicly traded on the Nasdaq SmallCap Stock Market, the relative size of the Company and the small percentage of its outstanding Common Stock and Series I Preferred Stock that is publicly traded could prevent an active market for the Company's Common Stock and Series I Preferred Stock. If there is not an active market for the Common Stock and Series I Preferred Stock, it may be difficult to sell shares of Common Stock and Series I Preferred Stock, which could lower the price of the shares.

Geneve beneficially owns greater than 90% of the voting power of, and has voting control over, the Company.

Stockholders of the Company other than Geneve currently own less than 10% of the outstanding voting power of the Company. Accordingly, stockholders of the Company other than Geneve have no ability to determine the outcome of any corporate actions requiring stockholder approval (other than certain amendments to the Company's amended and restated certificate of incorporation which may provide for a class vote), including the election of directors, the merger of the Company with or into Geneve or another company, a sale of substantially all of the Company's assets and/or the issuance of additional shares of the Company's capital stock.

The Company may not pay dividends on the Series I preferred stock.

Each share of Series I Preferred Stock accrues cumulative dividends at the rate of 11% per share, based on the $6.00 stated value of the Series I Preferred Stock, and it is the current intent of the Company's board of directors to declare such dividends. However, the payment of this dividend will be subject to the discretion of the board of directors of the Company, which has no obligation to declare or pay the dividend. While no dividends may be paid with respect to the Company's Common Stock or Series J Preferred Stock until dividends are paid with respect to the Series I Preferred Stock, there can be no assurance that any cash dividend payments will be made to holders of Series I Preferred Stock.

Conversion of the Series I Preferred Stock to Common Stock may not compensate for non-payment of dividends or lack of liquidity.

Although each share of Series I Preferred Stock and any accrued but unpaid dividends may be converted into shares of the Company's Common Stock, the market price of the Company's Common Stock when the Series I Preferred Stock becomes convertible may not be sufficient for such conversion to adequately compensate for the Company's failure to pay accrued dividends on its Series I Preferred Stock. Moreover, there can be no assurance that the market for the Company's Common Stock at the time of conversion will have sufficient trading volume so as to provide liquidity for holders of Series I Preferred Stock.

Certain factors may affect the Company's ability to fully utilize its Federal net operating tax loss carryforwards.

The Company believes that its Federal net operating tax loss carryforwards will be available to offset future taxable income through 2006, and that the Company's stockholders will continue to benefit from the Company's Federal net operating tax loss carryforwards. The realizability of the Federal net operating tax loss carryforwards is dependent upon the Company's generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position. However, events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future.

The Company may not be able to obtain financing and additional capital to fund its business strategy on acceptable terms.

From time to time the Company accesses the capital markets to obtain financing. Although the Company believes that it can continue to access the capital markets in the future on acceptable terms and conditions, the Company's flexibility could be limited by the Company's operating results and financial position, including such factors as current levels of outstanding debt and working capital. In addition, many of the factors that affect our ability to access the capital markets, such as the current state of the economy, are outside of the Company's control. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to the Company.

The Company views its existing $45.0 million Revolving Credit Facility as a source of available liquidity. This facility contains various covenants with which the Company must be in compliance in order to borrow funds. If the Company wishes to borrow under this facility in the future, there can be no assurance that the Company will be in compliance with these covenants. By its terms, the Revolving Credit Facility expires in October 2008. The Company anticipates renewing the facility on terms at least as favorable as the existing facility, but there can be no assurances of renewal or the terms on which the Company renews.

The Company may expand its business through acquisitions.

The Company reviews many acquisition candidates and, in addition to acquisitions which the Company has already made, the Company is continually evaluating new acquisition opportunities. Factors which may affect our ability to grow successfully through acquisitions include:

  ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions;

  difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;

  diversion of management's attention from current operations;

  the possibility that the Company may be adversely affected by risk factors facing the acquired companies;

  acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of the Company's Common Stock to the stockholders of the acquired company, dilutive to the percentage ownership of our existing capital stock;

  potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and

  loss of key employees of the acquired companies.

The Company may be required to expend significant resources to comply with Section 404 of the Sarbanes-Oxley Act and may not be able to comply on a timely basis, if at all.

Complying with Section 404 of the Sarbanes-Oxley Act may require the Company to expend significant resources, which could increase selling and administrative expenses and divert management time and attention from sales-generating activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and debt. As described below, credit risk and interest rate risk are the primary sources of market risk in the Company's accounts receivable and debt.

QUALITATIVE

Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of sales in 2004, 2003 or 2002. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Interest Rate Risk: Changes in interest rates can potentially impact the Company's profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates. Assuming no other change in financial structure, an increase of 1% in the Company's variable interest rate for debt would decrease pre-tax earnings for 2005 by approximately $.3 million. This amount is determined by considering the impact of a 1% increase in interest on the average debt estimated to be outstanding in 2005.

QUANTITATIVE

The Company's debt as of December 31, 2004 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.1	$24.9
Weighted average interest rate	5.3%	4.1%
Fair market value	$.1	$24.9

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company's debt is variable based upon Prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, together with the related Notes to the Consolidated Financial Statements and report of the independent registered public accounting firm are set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Aristotle Corporation:

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin

February 25, 2005

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands, except share and per share data)

Assets	2004	2003

Current assets:
Cash and cash equivalents	$2,143	5,566
Investments	4,058	-
Accounts receivable, less allowance for doubtful receivables of $532
and $487 at December 31, 2004 and 2003, respectively	12,592	11,881
Inventories	33,356	29,157
Prepaid expenses and other	6,665	5,598
Refundable income taxes	49	344
Deferred income taxes	9,825	8,184
Total current assets	68,688	60,730

Property, plant and equipment, at cost	25,557	25,648
Less accumulated depreciation and amortization	(8,152)	(8,308)
Net property, plant and equipment	17,405	17,340

Goodwill	13,707	11,509
Deferred income taxes	10,594	15,081
Other assets	511	454
Total assets	$110,905	105,114

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$114	1,415
Trade accounts payable	7,192	5,874
Accrued expenses	5,833	4,537
Accrued dividends payable	2,158	2,154
Total current liabilities	15,297	13,980

Long-term debt, less current installments	24,948	31,290

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated
value; $.01 par value; 2,400,000 shares authorized, 1,096,622 and 1,068,622
issued and outstanding at December 31, 2004 and 2003, respectively	6,580	6,412
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 issued and
outstanding	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,142,779 and
17,082,354 shares issued and outstanding at December 31, 2004 and 2003,
respectively	171	171
Additional paid-in capital	2,310	860
Accumulated deficit	(4,331)	(13,257)
Accumulated other comprehensive earnings (loss)	170	(102)
Total stockholders' equity	70,660	59,844
Total liabilities and stockholders' equity	$110,905	105,114

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2004, 2003 and 2002
(in thousands, except share and per share data)
	2004	2003	2002

Net sales	$175,077	163,228	165,947
Cost of sales	109,556	101,864	107,005
Gross profit	65,521	61,364	58,942

Selling and administrative expense	41,242	39,535	40,644
Earnings from operations	24,279	21,829	18,298

Other expense (income):
Interest expense	1,170	1,532	1,817
Interest income	(3)	(31)	(77)
Other, net	(6)	60	(109)
	1,161	1,561	1,631
Earnings before income taxes
and extraordinary gain	23,118	20,268	16,667

Income taxes
Current	2,277	1,552	3,242
Deferred	3,277	6,745	3,352
	5,554	8,297	6,594
Earnings before extraordinary gain	17,564	11,971	10,073

Extraordinary gain	-	-	20,237
Net earnings	17,564	11,971	30,310

Preferred dividends	8,638	8,604	4,647
Net earnings applicable to common stockholders	$8,926	3,367	25,663

Basic earnings per common share:
Earnings before extraordinary gain,
applicable to common stockholders	$.52	.20	.34
Extraordinary gain	-	-	1.26
Net earnings applicable to common stockholders	$.52	.20	1.60

Diluted earnings per common share:
Earnings before extraordinary gain,
applicable to common stockholders	$.52	.20	.33
Extraordinary gain	-	-	1.25
Net earnings applicable to common stockholders	$.52	.20	1.58

Weighted average common shares outstanding:
Basic	17,116,032	17,037,634	16,102,121
Diluted	17,317,594	17,181,084	16,205,602

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Earnings
Years ended December 31, 2004, 2003 and 2002
(in thousands)

						(Accumulated	Accumulated
		Preferred	Preferred		Additional	deficit)	other	Total
	Comprehensive	Stock	Stock	Common	paid-in	retained	comprehensive	stockholders'
	earnings (loss)	Series I	Series J	stock	capital	earnings	earnings (loss)	equity
Balance, December 31, 2001		$-	-	150	3,103	10,872	(198)	13,927
Net earnings	$30,310	-	-	-	-	30,310	-	30,310
Issuance of preferred stock in connection with
merger with Nasco, less transaction costs	-	-	59,850	-	(3,103)	(40,949)	-	15,798
Preferred stock dividend	-	12,190	-	-	-	(12,190)	-	-
Exchange of stock with related party	-	(5,910)	5,910	-	-	-	-	-
Recapitalization	-	-	-	20	-	(20)	-	-
Stock option compensation	-	-	-	-	251	-	-	251
Other comprehensive earnings (loss):
Foreign currency translation adjustment	79	-	-	-	-	-	79	79
Comprehensive earnings	$30,389
Preferred dividends		-	-	-	-	(4,647)	-	(4,647)
Balance, December 31, 2002		6,280	65,760	170	251	(16,624)	(119)	55,718
Net earnings	$11,971	-	-	-	-	11,971	-	11,971
Exercise of stock options, including related tax benefit	-	132	-	1	89	-	-	222
Stock option compensation	-	-	-	-	520	-	-	520
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(1,465)	-	-	-	-	-	(1,465)	(1,465)
Foreign currency translation adjustment	1,482	-	-	-	-	-	1,482	1,482
Comprehensive earnings	$11,988
Preferred dividends		-	-	-	-	(8,604)	-	(8,604)
Balance, December 31, 2003		6,412	65,760	171	860	(13,257)	(102)	59,844
Net earnings	$17,564	-	-	-	-	17,564	-	17,564
Exercise of stock options, including related tax benefit	-	168	-	-	100	-	-	268
Stock option compensation	-	-	-	-	510	-	-	510
Benefit from pension plan merger, net of tax	-	-	-	-	840	-	-	840
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(385)	-	-	-	-	-	(385)	(385)
Foreign currency translation adjustment	657	-	-	-	-	-	657	657
Comprehensive earnings	$17,836
Preferred dividends		-	-	-	-	(8,638)	-	(8,638)
Balance, December 31, 2004		$6,580	65,760	171	2,310	(4,331)	170	70,660

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002
(in thousands)
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$17,564	11,971	30,310
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Extraordinary gain	-	-	(20,237)
Depreciation and amortization	1,814	1,759	1,709
Stock option compensation	510	520	251
Loss on sale of property, plant and equipment	45	8	26
Earnings in equity method investment	(58)	-	-
Deferred income taxes	3,277	6,745	3,352
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(711)	1,017	2,232
Inventories	(3,218)	(263)	(1,615)
Prepaid expenses and other	(1,067)	485	(1,209)
Other assets	(159)	(694)	77
Trade accounts payable	1,110	187	1,493
Accrued expenses and other liabilities	2,748	(225)	(1,329)
Net cash provided by operating activities	21,855	21,510	15,060

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,632)	(4,353)	(1,397)
Proceeds from the sale of property, plant and equipment	3	14	-
Change in investments and marketable securities	(4,000)	-	848
Cash acquired in merger with Nasco	-	-	3,272
Cash paid for acquisitions, net of cash acquired	(3,739)	(3,449)	-
Net cash provided by (used in) investing activities	(9,368)	(7,788)	2,723

Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,500	38,121	-
Principal payments on long-term debt	(17,027)	(49,165)	(8,451)
Proceeds from issuance of stock under stock option plans	251	189	-
Preferred dividends paid	(8,634)	(8,600)	(2,498)
Net cash used in financing activities	(15,910)	(19,455)	(10,949)

Net increase (decrease) in cash and cash equivalents	(3,423)	(5,733)	6,834

Cash and cash equivalents at beginning of year	5,566	11,299	4,465
Cash and cash equivalents at end of year	$2,143	5,566	11,299

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(in thousands, except share and per share data)

  Organization and Financial Statement Presentation

  These consolidated financial statements include the accounts of The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company") and are prepared in accordance with U.S. generally accepted accounting principles. The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of more than 80,000 items is offered, primarily through more than 45 catalogs carrying the brands of Nasco, Life/Form, Whirl-Pak, Simulaids, Triarco, Summit Learning, Hubbard Scientific, Scott Resources, Spectrum Educational Supplies, Haan Crafts, To-Sew, CPR Prompt and Ginsberg Scientific.

  On June 17, 2002, Aristotle merged (the "Merger") with Nasco International, Inc. ("Nasco"), an indirect subsidiary of Geneve Corporation ("Geneve"), a privately-held diversified financial holding company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting. Accordingly, for accounting and reporting purposes, Nasco is deemed to be the acquiring company, and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This included recognition of a significant deferred tax asset of approximately $30,765, which was principally attributable to Aristotle's Federal net operating tax loss carryforwards. As a result of such recognition, Aristotle's pre-Merger goodwill and long-term assets of approximately $8,326 were reduced to zero and negative goodwill of $20,237 was recognized as an extraordinary gain at the Merger date. In connection with the Merger, the Company changed its accounting fiscal year end from June 30 to December 31.

  As consideration for the Merger, Nasco Holdings, Inc. ("Holdings"), the sole stockholder of Nasco and a subsidiary of Geneve, received 15,000,000 shares of the Company's Common Stock and 10,000,000 shares of a newly authorized Series J Preferred Stock of the Company. Separately, on June 17, 2002, the Company paid a stock dividend of one share of a newly authorized Series I Preferred Stock on each share of Aristotle's Common Stock outstanding on June 10, 2002. On the Merger date, Geneve exchanged its shares of Series I Preferred Stock for an identical number of shares of Series J Preferred Stock.

  The following summarizes the allocation of proceeds provided by Aristotle to the Merger at the Merger date:

Net working capital	$6,127
Deferred income taxes	30,765
Long-term debt	(707)
Net assets acquired	36,185
Negative goodwill	(20,237)
15,948
Transaction costs	1,198
Total purchase price	$17,146

  Geneve and its affiliated entities held greater than 90% of Aristotle's voting power at December 31, 2004 and 2003.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Summary of Significant Accounting Policies
  Principles of Consolidation

  All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) disclosures of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

  Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the Company's local currency) are included in net earnings, but are not significant in the years presented.

  Fair Value of Financial Instruments and Concentration of Credit Risk

  The carrying values of the Company's trade receivables and trade payables approximate fair value due to their short maturities. The Company's debt approximates fair value because the underlying rate of interest on substantially all of the Company's debt is variable based upon Prime or LIBOR rates and as such the effective interest rates on the obligations approximate the Company's current cost of borrowing of similar amounts on similar terms.

  The substantial portion of the Company's sales are either direct to educational institutions or to distributors. Management believes that the credit risk is limited due to the significant number of customers and their geographic dispersion.

  Cash Equivalents

  For purposes of the Consolidated Statements of Cash Flows, the Company considers debt securities with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts totaling $50, $253 and $7,686 at December 31, 2004, 2003 and 2002, respectively.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Accounts Receivable

  Accounts receivable are stated net of an allowance for doubtful receivables. Credit is extended based on prior experience with the customer and an evaluation of the customer's current financial condition. The Company generally does not require collateral to support its accounts receivable balances. Accounts receivable are generally due within 30 days. The Company estimates an allowance for doubtful receivables based on the payment history of customers, adverse situations that may affect the customer's ability to pay and prevailing economic conditions.

  Investments and Marketable Securities

  Commencing July 1, 2004, the Company invested an aggregate of $4,000 in a limited partnership, the substantial portion of which was made at the end of the fourth quarter of 2004. The general partner of the limited partnership is an affiliate of the Company. The purpose of the limited partnership is to manage a diversified investment portfolio. The Company's investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company's equity in the partnership's underlying book value. The Company's equity earnings or loss is credited or charged, as appropriate, to other income within the Consolidated Statements of Earnings. Equity earnings amounted to $58 for 2004.

  Marketable securities are carried at their fair values. The Company has classified its marketable securities as "available-for-sale." Accordingly, all unrealized gains and losses are recorded as accumulated other comprehensive earnings or loss, a separate component of stockholders' equity. The Company utilizes the specific identification method in determining cost and fair value. The Company has no marketable securities at December 31, 2004 and 2003.

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

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Goodwill

  Goodwill, which represents the excess of cost over the fair value of net assets acquired, and accumulated amortization were $14,437 and $730, respectively, at December 31, 2004 and $12,239 and $730, respectively, at December 31, 2003. Goodwill of $1,961 and $3,900 was recorded with the acquisitions consummated in 2004 and 2003, respectively (see Note 3). The remaining increases to goodwill of $237 and $601 for 2004 and 2003, respectively, relate to foreign currency translation. The reported balance of goodwill at December 31, 2004 and 2003 is attributable to the educational segment.

  The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. At December 31, 2004 and 2003, the Company evaluated goodwill and determined that no impairment existed.

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

  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been established for the portion of the deferred tax assets, primarily Federal net operating tax loss carryforwards, that are not expected to be realized based on the level of historical taxable income, projections for future taxable income over the periods in which the Federal net operating tax loss carryforwards are deductible and allowable tax planning strategies. Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Stock Options

  In June 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides for the fair value of stock options granted to employees and directors to be measured at the date of grant and recognized as expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options granted on or after January 1, 2002 as an expense within its Consolidated Statements of Earnings using the straight-line method.

  Revenue Recognition

  Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers. The point of shipment may be from a Company distribution center or from a vendor's location as a drop shipment. All drop shipment sales are recorded at gross selling price.

  Shipping and Handling Costs

  The Company records amounts billed to customers for shipping and handling in net sales, records the freight costs incurred for delivery of product in cost of sales and primarily records all other costs incurred in the handling of customer orders in selling and administrative expense.

  Research and Development Costs

  The Company expenses research and development costs as incurred. Research and development costs were approximately $715, $685 and $513 in 2004, 2003 and 2002, respectively.

  Advertising Costs

  Substantially all of the Company's advertising is through the mailing of catalogs. The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, the cost of which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of direct costs, less vendor rebates for catalog publications of the Company's products. The capitalized costs of advertising are typically amortized using the straight-line method over the one-year period following the publication of the catalog.

  At December 31, 2004 and 2003, $5,324 and $4,254, respectively, of direct-response advertising costs were reported as prepaid expenses and other. Advertising costs expensed were approximately $9,442, $9,460 and $9,889 in 2004, 2003 and 2002, respectively.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding during the year and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the year.

Earnings per common share are computed based on the following weighted average number of common shares outstanding during the year ended December 31:

	2004	2003	2002
Weighted average common shares-basic	17,116,032	17,037,634	16,102,121
Effect of dilutive stock options	201,562	143,450	103,481
Weighted average common shares-diluted	17,317,594	17,181,084	16,205,602

Shares of Common Stock available for issue upon conversion of the 1,096,622 and 1,068,622 shares of Series I Preferred Stock outstanding at December 31, 2004 and 2003, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts.

  Acquisitions

  On September 17, 2004, Aristotle purchased certain assets of the science product line of Ginsberg Scientific Company and GSC International, Inc. (collectively referred to as "Ginsberg") for $1,864. Ginsberg is a manufacturer and distributor of products and kits designed to demonstrate certain science concepts for students in grades 5-12. The Ginsberg offerings complement the science product lines manufactured and distributed by the Company in the educational segment. The results of Ginsberg's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $947 attributable to the educational segment.

  On August 11, 2004, Aristotle purchased certain assets of the CPR Prompt product line from Cardiac Science, Inc. for $1,875. The CPR Prompt product line is comprised of a number of products, primarily training manikins, used in the instruction of cardiopulmonary resuscitation. The CPR Prompt product line complements product lines manufactured and distributed by the Company in the educational segment. The results of CPR Prompt's operations have been included in the Company's consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $1,014 attributable to the educational segment.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  On May 31, 2003, Aristotle purchased 100% of the outstanding capital stock of Haan Crafts Corporation ("Haan"). Haan is a manufacturer and catalog distributor of sewing kits used in middle school and junior high school family and consumer science classrooms. The acquisition complemented the Company's existing product lines in the educational segment. The results of Haan's operations have been included in the consolidated financial statements since the date of such acquisition. The aggregate purchase price, net of cash acquired, was $5,297, including $3,497 of cash and $1,800 in seller financing. The purchase price allocation resulted in goodwill of $3,900 attributable to the educational segment. In connection with the acquisition of Haan, Aristotle entered into a $1,190 capital lease with the seller on a building facility ("Haan Building Facility"). On February 12, 2004, the Company purchased the Haan Building Facility for $1,050.

  On May 31, 2003, Aristotle acquired 100% of the outstanding ownership interests in NHI, LLC ("NHI") from Holdings. This transaction was consummated in satisfaction of a contractual obligation entered into in connection with the Merger. The sole purpose of NHI is the ownership and management of warehouse and office facilities ("NHI Building Facilities"), which had been leased to Aristotle. In connection with the purchase of NHI, Aristotle paid to Holdings an amount equal to the book value of NHI, which included a $3,571 mortgage related to the properties held by NHI. On August 6, 2004, the Company paid $3,439, including interest, in full settlement of this mortgage.
  Inventories

  The classification of inventories at December 31 is as follows:

	2004	2003
Raw materials	$5,205	4,293
Work in process	1,123	762
Finished goods	3,854	3,315
Catalog merchandise	24,472	21,836
Less inventory reserves	(1,298)	(1,049)
Net inventories	$33,356	29,157

  Prepaid Expenses and Other

  A summary of prepaid expenses and other at December 31 is as follows:

	2004	2003
Prepaid catalog costs	$5,324	4,254
Other	1,341	1,344
Total prepaid expenses and other	$6,665	5,598

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Property, Plant and Equipment, at Cost

  A summary of property, plant and equipment, at cost, at December 31 is as follows:

	2004	2003
Land and improvements	$1,947	1,896
Buildings and improvements	15,334	15,130
Machinery, furniture and equipment	8,035	8,430
Leasehold improvements	178	188
Construction in progress	63	4
Total property, plant and equipment, at cost	$25,557	25,648

  During 2004, the Company removed from its property, plant and equipment accounts approximately $1,806 of fully depreciated equipment still in use.

  Accrued Expenses

  A summary of accrued expenses at December 31 is as follows:

	2004	2003
Payroll and employee benefits	$2,593	1,665
Unfunded minimum pension liability	278	684
Property, sales and other taxes	1,090	673
Other	1,872	1,515
Total accrued expenses	$5,833	4,537

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Long-term Debt

  A summary of the Company's long-term debt as of December 31 is as follows:

	2004	2003
$45,000 Revolving Credit Facility; interest payable on various dates at variable rates based on Prime or LIBOR plus applicable
margins (3.83% at December 31, 2004); expires October 15,
2008;collateralized by certain accounts receivable, inventories, and property, plant and equipment, and shares of a certain
subsidiary's capital stock outstanding and ownership interests of
certain subsidiary limited liability companies	$22,500	25,000
Mortgages, monthly payments of $20, with interest payable at various rates (3.95%-6.50% at December 31, 2004); final
payments due on various dates thru April 1, 2013;
collateralized by real estate	2,562	6,038
Capital lease obligations, paid in full in 2004	-	1,167
Note payable to related party, paid in full in 2004	-	500
Long-term debt	25,062	32,705
Less current installments	(114)	(1,415)
Long-term debt, less current installments	$24,948	31,290

  On October 15, 2003, the Company entered into a five-year, non-amortizing, $45,000 Revolving Credit Facility. The proceeds from the Revolving Credit Facility were initially used to extinguish the $31,256 in borrowings outstanding under the then-existing credit facility and $2,310 in notes payable of the Company. The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. The Company also pays a quarterly commitment fee on unborrowed funds (.25% at December 31, 2004).

  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of December 31, 2004.

  Prior to October 15, 2003, the Company maintained a $2,500 secured bank line of credit to meet working capital requirements. No draws were made against this facility during 2003. This line of credit was terminated on October 15, 2003 upon the execution of the Revolving Credit Facility.

  The Company has available a $200 unsecured line of credit facility to support letters of credit for merchandise procurement. At December 31, 2004 and 2003, the line of credit had no balance outstanding.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Aggregate annual maturities of long-term debt as of December 31, 2004 are as follows:

Years ending December 31,
2005	$114
2006	527
2007	69
2008	22,573
2009	78
Thereafter	1,701
$25,062

  Income Taxes

  A summary of the components of earnings before income taxes and extraordinary gain for the years ended December 31, is as follows:

	2004	2003	2002

U.S.	$22,232	19,446	15,443
Foreign	886	822	1,224
	$23,118	20,268	16,667

  The provision for income taxes for the years ended December 31 consists of the following:

	2004	2003	2002
Current:
U.S. Federal	$501	429	1,793
Foreign	329	252	401
State	1,447	871	1,048
	2,277	1,552	3,242
Deferred:
U.S. Federal	3,423	6,753	3,366
Foreign	7	1	-
State	(153)	(9)	(14)
	3,277	6,745	3,352
	$5,554	8,297	6,594
Effective tax rate	24.0%	40.9%	39.6%

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  A reconciliation of the Company's actual effective tax rate and the U.S. Federal statutory income tax rate on net earnings before income taxes and extraordinary gain for the years ended December 31 is as follows:

	2004	2003	2002
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefits	4.1%	3.6%	4.1%
Foreign income taxes	1.4%	1.2%	2.4%
Decrease in valuation allowance	(11.1%)	(6.6%)	-
Adjustment to other deferred tax items	(3.3%)	7.9%	-
Other	(2.1%)	(.2%)	(1.9%)
Effective tax rate	24.0%	40.9%	39.6%

  The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31 are presented below:

	2004	2003
Deferred tax assets:
Accounts receivable	$194	186
Inventories	734	645
Plant and equipment	227	132
Unfunded minimum pension liability	110	280
Accrued expenses	1,389	770
Other, net	-	14
Federal net operating tax loss carryforwards	24,380	31,754
Alternative minimum tax credit carryforwards	847	401
Other carryforwards and credits	348	91
Total gross deferred tax assets	28,229	34,273
Deferred tax liabilities:
Other, net	(96)	-
	28,133	34,273
Valuation allowance	(7,714)	(11,008)
Net deferred tax assets	$20,419	23,265

Classification of net deferred taxes in Consolidated Balance Sheets:
Current net deferred tax asset	$9,825	8,184
Noncurrent net deferred tax asset	10,594	15,081
	$20,419	23,265

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  For Federal income tax purposes, the Company has alternative minimum tax credit carryovers of $847 that can be carried forward indefinitely. In connection with the Merger, the Company recognized a deferred tax asset for Federal net operating tax loss carryforwards. As of December 31, 2004, the Company had Federal net operating tax loss carryforwards of approximately $69,657, which expire as follows:

Years ending December 31,
2006	$66,018
2007	843
2008	274
2010	2,522
$69,657

  A valuation allowance of $7,714 and $11,008 has been established at December 31, 2004 and 2003, respectively, to reflect the amount of Federal net operating tax loss carryforwards and certain other carryforwards that the Company's management believes will expire unused. The valuation allowance decreased $3,294 and $1,341 in 2004 and 2003, respectively. In accordance with SFAS No. 109, Accounting for Income Taxes, $735 of the decrease in the valuation allowance in 2004 was recognized as a reduction to goodwill in connection with the CPR Prompt and Ginsberg acquisitions as a result of the increased projected Federal taxable income provided by these acquisitions. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these net deferred tax assets reported at December 31, 2004.

  The change in net deferred tax assets for 2004 and 2003 includes $252 and $1,017, respectively, of deferred tax benefit attributable to the recognition of an unfunded minimum pension liability, which is reflected as a component of accumulated other comprehensive earnings. For 2004, a $548 deferred tax charge related to the pension plan merger (see Note 13) was recorded to additional paid-in capital.

  Preferred Stock

  The Series I Preferred Stock is convertible into the Company's Common Stock during the 90-day period beginning on June 17, 2007, at the option of the holder. Each share of Series I Preferred Stock is convertible into shares of Common Stock as determined by dividing the stated value of Series I Preferred Stock at that time plus an amount equal to the accrued and unpaid dividends by the conversion price, as defined in the Company's amended and restated certificate of incorporation ($12.00 at December 31, 2004). After the expiration of the 90-day period, holders of Series I Preferred Stock will no longer be able to convert their shares. The Series J Preferred Stock is not convertible into or exchangeable for any other property or securities.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Stock Options

  The Company established the 1997 Employee and Director Stock Plan in 1997 ("1997 Plan"). The 1997 Plan provides for granting up to 150,000 options to employees and directors of the Company to purchase shares of Common Stock. The exercise term of the options and vesting requirements shall be for such period as the Board of Directors (or a committee thereof, appointed to administer the 1997 Plan, if any) designates. Following the Merger, each option to purchase one share of the Company's Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company. The Company does not currently intend to grant any additional options under the 1997 Plan.

  The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 ("2002 Plan") under which employees, directors and consultants of the Company are eligible to receive nonincentive and incentive options and stock grants in respect of up to 1,500,000 shares of Common Stock. Nonincentive and incentive options granted under the 2002 Plan are subject to such limitations on exercisability as established by the Board of Directors (or a committee thereof, appointed to administer the 2002 Plan, if any) from time to time. Options granted under the 2002 Plan generally vest over a three year period and have an exercise term of no longer than five years.

  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.5%	4.0%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	5 years	5 years	5 years
Expected volatility	90.0%	60.0%	60.0%

  The weighted average fair value of options granted during 2004, 2003 and 2002 was $4.51, $2.24 and $1.64, respectively.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  A summary of option activity during 2004, 2003 and 2002 is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Balance at June 17, 2002	55,900	$5.61	-	$-
Granted	971,600	2.98
Expired	-	-
Forfeited	(254,667)	(2.95)
Exercised	-	-
Balance at December 31, 2002	772,833	3.18	-	-
Granted	177,000	4.09
Expired	-	-
Forfeited	-	-
Exercised	(60,666)	(3.92)
Balance at December 31, 2003	889,167	3.31	422,165	3.31
Granted	80,000	6.32
Expired	-	-
Forfeited	(3,000)	(2.95)
Exercised	(60,425)	(4.16)
Balance at December 31, 2004	905,742	3.52	637,660	3.19

  The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding				Options Exercisable
				Weighted
			Weighted	Average			Weighted
Range of	Number		Average	Remaining	Number		Average
Exercise	of		Exercise	Life	of		Exercise
Prices	Options		Price	(Years)	Options		Price
		$
$2.95-$3.50	644,742		2.99	2.48	529,577		$2.99
$3.51-$4.50	175,000		4.10	3.05	102,083		4.10
$4.51-$5.50	2,000		4.91	4.47	-		-
$5.51-$6.36	84,000	*	6.31	4.73	6,000	*	5.67
	905,742
					637,660

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  * 6,000 options were granted under the 1997 Plan and are exercisable for one share of Common Stock and one share of Series I Preferred Stock of the Company.

  Lease Commitments

  The Company leases real and personal property under various noncancelable operating lease agreements. Rent expense under these agreements is approximately $380, $679, and $965 in 2004, 2003 and 2002, respectively.

  The Company subleases a portion of the NHI Building Facilities to an unrelated party. Rental income under these agreements is approximately $238, $250 and $300 for 2004, 2003 and 2002, respectively.

  The following is a schedule of future minimum rental payments, net of sublease rental income, required under operating leases, all of which relate to the rental of real and personal property that have initial or remaining noncancelable terms in excess of one year as of December 31, 2004:

Years ending December 31,
2005	$94
2006	184
2007	56
2008	42
Net minimum payments required	$376

  Employee Benefit Plans
    Defined Benefit Pension Plan

    Prior to September 10, 2004, the Company had two noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. On September 10, 2004, the Company merged both of its defined benefit pension plans with a defined benefit pension plan of an affiliate. As a result of the plan merger, the Company has a single defined benefit pension plan covering substantially all salaried and hourly employees of the Company. The Company realized a benefit in net plan assets from the plan merger of $1,388, which was recognized in additional paid-in capital net of tax of $548. The Company anticipates no material change in the future net periodic benefit cost of the plan as a result of the plan merger. The Company has not modified the plan benefits provided to employees covered under the plan. The salaried employees receive pension benefits that are based on years of service and average compensation, and the hourly employees receive pension benefits that are based on stated amounts for each year of service. The pension benefits for employees of the affiliate were frozen prior to the plan merger. The Company's policy is to fund pension costs accrued up to a maximum deductible contribution but not less than the minimum required by the Employee Retirement Income Security Act of 1974. The Company plans to contribute $600 to these pension plans in 2005.

    Plan assets are primarily invested with the Massachusetts Mutual Life Insurance Company under an immediate participation guarantee contract for salaried employees and a deposit administration contract for hourly employees. Pension plan assets and benefit obligations are measured at December 31 of each year.

    THE ARISTOTLE CORPORATION AND SUBSIDIARIES

    Notes to Consolidated Financial Statements

    December 31, 2004, 2003 and 2002

    (in thousands, except share and per share data)

    The Company was required at December 31, 2004 and 2003 to record a minimum pension liability in the Consolidated Balance Sheets. For 2004, the effect of the adjustment was to increase the minimum pension liability by $637 and net deferred tax asset by $252, with the remaining $385 being recorded to accumulated other comprehensive loss. For 2003, the effect of the adjustment was to decrease prepaid pension expense by $1,798 and increase the minimum pension liability by $684 and net deferred tax asset by $1,017, with the remaining $1,465 being recorded to accumulated other comprehensive loss.

    The following table sets forth the plan's obligations, funded status and amounts recognized in the Company's Consolidated Balance Sheets as of December 31:

	2004	2003
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$13,276	11,905
Service cost	624	547
Interest cost	815	758
Obligations assumed in plan merger	124	-
Assumption changes	549	524
Actuarial (gain) loss	(149)	17
Benefits paid	(1,465)	(475)
Projected benefit obligation at end of year	13,774	13,276

Change in plan assets:
Fair value of plan assets at beginning of year	10,886	10,315
Actual return on plan assets	558	582
Assets realized in plan merger	1,473	-
Employer contribution	440	479
Benefits paid, including expenses	(1,524)	(490)
Fair value of plan assets at end of year	11,833	10,886

Funded status	(1,941)	(2,390)
Unrecognized net actuarial loss	4,791	4,226
Unrecognized prior service cost	(9)	(12)
Unrecognized transition asset	-	(26)
Net amount recognized	$2,841	1,798

Amounts recognized in Consolidated Balance
Sheets:
Accrued pension expense	$(278)	(684)
Accumulated other comprehensive loss
(pre-tax)	3,119	2,482
Net amount recognized	$2,841	1,798

    THE ARISTOTLE CORPORATION AND SUBSIDIARIES

    Notes to Consolidated Financial Statements

    December 31, 2004, 2003 and 2002

    (in thousands, except share and per share data)

    The following table sets forth the assumptions and net periodic benefit cost for the plan for the years ended December 31:

	2004	2003	2002
Weighted average assumptions at year end:
Discount rate	6.00%	6.25%	6.50%
Expected return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.00%	3.00%	4.00%
Components of net periodic benefit cost:
Service cost	$624	547	526
Interest cost	815	758	709
Expected return on plan assets	(856)	(788)	(732)
Amortization of transition asset	(26)	(39)	(39)
Amortization of prior service cost	(3)	(3)	(3)
Recognized net actuarial loss	230	155	132
Net periodic benefit cost	$784	630	593

    The Company uses long-term historical actual return experience and estimates of future long-term investment returns to develop the expected return on plan assets assumption used in calculating the net periodic benefit cost.

    The following table summarizes information about the accumulated benefit obligation in excess of plan assets:

	2004	2003

Projected benefit obligation	$13,774	$13,276
Accumulated benefit obligation	12,111	11,570
Fair value of plan assets	11,833	10,886

    The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Years ending December 31,
2005	$385
2006	392
2007	465
2008	478
2009	506
2010-2014	3,679
Benefit payments	$5,905

    THE ARISTOTLE CORPORATION AND SUBSIDIARIES

    Notes to Consolidated Financial Statements

    December 31, 2004, 2003 and 2002

    (in thousands, except share and per share data)

    Defined Contribution Plans

  The Company sponsors defined contribution pension plans that cover substantially all employees. The Company may make discretionary contributions to such plans. No material Company contributions were made during 2004, 2003 or 2002.

  Related Party Transactions

  During 2004 and 2003, the Company incurred expenses of $843 and $818, respectively, related to administrative services provided by Geneve. The Company expensed management fees of $854 charged by Geneve and its affiliates in 2002.

  Prior to Aristotle's acquisition of NHI in May 2003, the Company leased the NHI Building Facilities from NHI. Total rent expense incurred by the Company for these facilities totaled $160 and $384 in 2003 and 2002, respectively.

  During 2004, the Company invested $4,000 in an investment limited partnership. The general partner of the limited partnership is an affiliate of the Company. Equity earnings from this investment limited partnership amounted to $58 for 2004.

  The Company made income tax payments to Geneve under a tax sharing agreement of $690, $506 and $3,180 in 2004, 2003 and 2002, respectively.

  Supplemental Cash Flow Information

	2004	2003	2002
Cash paid during the year for:
Interest	$1,255	1,347	1,813
Income taxes	1,963	2,743	3,915

Non-cash investing and financing activities:
Common and Preferred Stock exchanged
in connection with the Merger	-	-	-
(see Note 1)
Benefit from pension plan
merger	1,388	-	-
Net assets from acquisitions:
Net working capital	$1,104	1,065	-
Property, plant and equipment	135	5,546	-
Goodwill	1,961	3,900	-
Deferred income taxes	404	-	-
Other assets	135	-	-
Long-term debt	-	(7,062)	-
Total cash paid for acquisitions,
net of cash acquired	$3,739	3,449	-

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

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

  The following table presents segment information as of and for the years ended December 31:

	2004	2003	2002
Net sales:
Educational	$149,493	138,654	138,085
Commercial	31,332	29,900	30,410
Intercompany	(5,748)	(5,326)	(2,548)
Net sales	$175,077	163,228	165,947
Gross profit:
Educational	$57,781	53,594	53,001
Commercial	11,595	10,875	11,180
Other costs of sales	(3,855)	(3,105)	(5,239)
Gross profit	$65,521	61,364	58,942
Identifiable assets:
Educational	$53,900	45,606	38,358
Commercial	4,832	4,624	4,715
Other corporate assets	52,173	54,884	61,988
Identifiable assets	$110,905	105,114	105,061

  Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2004, 2003 and 2002

  (in thousands, except share and per share data)

  Quarterly Data - (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31:

	2004 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$39,020	44,612	55,368	36,077	175,077
Gross profit	15,189	16,831	20,169	13,332	65,521
Earnings from operations	5,313	6,422	9,284	3,260	24,279
Net earnings	3,045	3,758	7,618	3,143	17,564
Preferred dividends	2,163	2,158	2,158	2,159	8,638
Net earnings applicable to
common stockholders	882	1,600	5,460	984	8,926

Earnings per common share:
Basic	$.05	.09	.32	.06	.52
Diluted	$.05	.09	.32	.06	.52

	2003 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$35,441	42,961	51,953	32,873	163,228
Gross profit	13,238	16,227	19,361	12,538	61,364
Earnings from operations	3,452	5,895	9,042	3,440	21,829
Net earnings	1,952	3,346	5,207	1,466	11,971
Preferred dividends	2,150	2,150	2,150	2,154	8,604
Net earnings (loss) applicable to
common stockholders	(198)	1,196	3,057	(688)	3,367

Earnings (loss) per common share:
Basic	$(.01)	.07	.18	(.04)	.20
Diluted	$(.01)	.07	.18	(.04)	.20

        The valuation allowance related primarily to the Federal net operating tax loss carryforwards was reduced in the 4th quarters of 2004 and 2003 with the deferred income tax provision decreasing $1,200, or $.07 diluted earnings per common share, and $1,341, or $.08 diluted earnings per common share, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Company is included under the caption "Proposal 1 Nominees for Election as Directors" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning officers of the Company is included under the caption "Executive Officers" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning the disclosure of the members and financial expert(s) of the audit committee is included under the caption "Meetings and Committees of the Board of Directors" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company's President and Chief Operating Officer, Chief Financial Officer, principal accounting officer or controller and other Company employees performing similar functions. The Company has adopted a Corporate Code of Business Conduct and Ethics which applies to all employees, officers and directors of the Company. The Code of Ethics and Corporate Code of Business Conduct are posted on the Company's internet website at www.aristotlecorp.net. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics and Corporate Code of Business Conduct and Ethics by posting such information on the Company's internet website.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the caption "Executive Compensation" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included under the captions "Stock Owned by Management and Principal Stockholders of the Company" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning securities authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K under the caption "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions and other relationships, if any, between the Company and its directors, officers, or principal stockholders is included under the caption "Related Party Transactions" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is included under the caption "Fees Billed by Principal Accountant for 2004 and 2003" in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements (See Part II, Item 8) are filed as part of this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule. See Exhibit 99.1.

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2004, 2003 and 2002. See Exhibit 99.1.

All other financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)(3) EXHIBITS

See Item 15(b) below for the Exhibit index.

(b) EXHIBITS

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

53
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

10.6*

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

10.8

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

10.9

Letter Agreement dated as of June 4, 2004 among The Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers.
14.2	Corporate Code of Business Conduct and Ethics.
54
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report. See page 57 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date: March 29, 2005

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
Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	March 29, 2005
Steven B. Lapin

/s/ Dean T. Johnson	Vice President and Chief Financial Officer	March 29, 2005
Dean T. Johnson

/s/ John J. Crawford	Director	March 29, 2005
John J. Crawford

/s/ John Lahey	Director	March 29, 2005
John Lahey

/s/ Donald T. Netter	Director	March 29, 2005
Donald T. Netter

/s/ Edward Netter	Director	March 29, 2005
Edward Netter

/s/ Sharon M. Oster	Director	March 29, 2005
Sharon M. Oster

/s/ James G. Tatum	Director	March 29, 2005
James G. Tatum

/s/ Roy T.K. Thung	Director	March 29, 2005
Roy T.K. Thung

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
10.9

Letter Agreement dated as of June 4, 2004 among The Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers.
14.2	Corporate Code of Business Conduct and Ethics.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.