Form 10-K/A
period 2004-12-31
ARISTOTLE CORP
filed 2005-04-27
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 27, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The registrant is filing this amendment ("Amendment No. 1") to Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission ("SEC") on March 29, 2005. The original Form 10-K incorporated by reference to registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders certain information required by Part III, Items 10 through 14 of Form 10-K. The registrant is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K, that was incorporated by reference to registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders in the original Form 10-K, as the registrant will not be filing the Proxy Statement for its 2005 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2004. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant is including with this Amendment No. 1 certain currently dated certifications. No other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

FORM 10-K/A CROSS REFERENCE INDEX
PART III
	Item 10.	Directors and Executive Officers of the Registrant	1

	Item 11.	Executive Compensation	3

	Item 12.	Security Ownership of Certain Beneficial Owners and	7
		Management

	Item 13.	Certain Relationships and Related Transactions	9

	Item 14	Principal Accountant Fees and Services	9
PART IV
	Item 15.	Exhibits, Financial Statement Schedules	10

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Set forth below are the names of each member of the Board of Directors of The Aristotle Corporation (together with its subsidiaries, the "Company"), their ages at March 31, 2005, the periods during which each served as a director and the positions currently held with the Company. Following the table is biographical information about each director, including each director's principal occupation or employment.

Name	Age	Director of the Company Since	Positions Held with the Company

John J. Crawford	60	1989	Director(1)
John Lahey	58	1999	Director(1)
Steven B. Lapin	59	1998	Director, President and Chief Operating Officer
Donald T. Netter	43	2002	Director
Edward Netter	72	1998	Director
Sharon M. Oster	56	1992	Director(1)
James G. Tatum	63	2002	Director
Roy T.K. Thung	61	2002	Director

  Pursuant to a Stockholders Agreement dated June 17, 2002 among the Company, Geneve Corporation ("Geneve") and Nasco Holdings, Inc. ("Holdings"), each of Geneve and Holdings agreed, for a period of three years ending on June 17, 2005, to take such action as may be required to cause Ms. Oster and Messrs. Crawford and Lahey to be nominated and elected to the Company's Board of Directors.

JOHN J. CRAWFORD has been the President of Strategem LLC, a human resources consulting company, since January 2003. Mr. Crawford was President of the Company from April 1990 until June 2002. Mr. Crawford became Chief Executive Officer of the Company in April 1990 and retired as an officer of the Company in December 2002. Mr. Crawford served as Chairman of the Board of the Company from April 1993 through December 2002. From July 1994 through December 2000, Mr. Crawford served the Company in a part-time capacity. From January 2001 until his retirement in December 2002, Mr. Crawford served the Company in a full-time capacity. Mr. Crawford was the Chief Executive Officer of the Regional Water Authority, a utility located in New Haven, Connecticut, until December 2000. Mr. Crawford is also a member of the Board of Directors of Webster Financial Corporation, a financial holding company.

JOHN LAHEY has been the President of Quinnipiac University, a private university located in Hamden, Connecticut, for more than the past 18 years. Mr. Lahey serves on the Board of Trustees of Yale-New Haven Hospital and on the Board of Directors of UIL Holdings Corporation and The United Illuminating Company, publicly-held utility companies. Mr. Lahey also serves as a director of the New York City St. Patrick's Day Parade, Inc. and the American Bar Association's Council of the Section of Legal Education and Admissions to the Bar.

STEVEN B. LAPIN has served as President and Chief Operating Officer of the Company since June 2002. Mr. Lapin has also been the President, Chief Operating Officer and a director of Geneve for more than the past five years. Mr. Lapin is Vice Chairman and a director of Independence Holding Company ("IHC"), a publicly-held holding company engaged principally in the life and health insurance business.

DONALD T. NETTER, for more than the past five years, has served as Chairman, Chief Executive Officer and Senior Managing Director of the managing member of the general partner of the Dolphin Limited Partnerships, investment limited partnerships. Mr. Netter has served as a Senior Vice President of Geneve for more than the past five years. Donald T. Netter is the son of Edward Netter.

EDWARD NETTER has been Chairman, Chief Executive Officer and a director of Geneve for more than the past five years. Mr. Netter is Chairman and a director of IHC, and a director of American Independence Corp. ("AMIC"), a holding company which, through its subsidiaries, is in the insurance and reinsurance business. Edward Netter is the father of Donald T. Netter.

SHARON M. OSTER has been a Professor of Economics at the School of Organization and Management, Yale University, since 1982. Ms. Oster is a director of two other publicly-held companies, Health Care REIT, a real estate investment company, and TransPro, Inc., a manufacturer of automotive/industrial-related products.

JAMES G. TATUM, C.F.A. has served as a registered investment advisor for more than the past five years in Birmingham, Alabama, managing funds for individual, corporate and trust clients. Mr. Tatum has been a Chartered Financial Analyst for more than twenty-five years. Mr. Tatum is a director of IHC.

ROY T.K. THUNG has served as Chief Executive Officer and President of IHC since January 2000. From July 1999 through January 2000, he served as President of IHC. For more than five years prior to July 1999, Mr. Thung served as Executive Vice President and Chief Financial Officer of IHC. He has served as the Executive Vice President of Geneve for more than the past five years. Mr. Thung has served as a director of AMIC since July 2002 and as the Chief Executive Officer and President of AMIC since November 2002.

EXECUTIVE OFFICERS

The following table sets forth the names of the Company's executive officers, who are not directors ("Named Officers"), their ages at March 31, 2005, and their positions currently held with the Company. The Named Officers serve at the discretion of the Board of Directors. The Company has not entered into employment agreements with any of the Company's Named Officers.

Name	Age	Positions Held with the Company

W. Phillip Niemeyer	59	Vice President-Production Coordination and President-Nasco Division
Dean T. Johnson	49	Vice President and Chief Financial Officer and Chief Financial Officer-Nasco Division
Brian R. Schlier	50	Vice President-Taxation
H. William Smith	42	Vice President, General Counsel and Secretary

W. PHILLIP NIEMEYER has been the President-Nasco Division of the Company since September 2002. Mr. Niemeyer has been the Vice President- Production Coordination of the Company since the merger of the Company and Nasco International, Inc. ("Nasco") on June 17, 2002 (the "Merger"). Mr. Niemeyer has held various positions with the Company's Nasco division for over 30 years.

DEAN T. JOHNSON has been a Vice President of the Company since June 2003 and the Chief Financial Officer of the Company since October 2002. For more than the five years prior to the Merger, Mr. Johnson was Chief Financial Officer of Nasco.

BRIAN R. SCHLIER has been the Vice President-Taxation of the Company since January 2003. Mr. Schlier has been the Vice President-Taxation of each of IHC and Geneve for more than the past five years. Mr. Schlier has been Vice President-Taxation of AMIC since November 2002.

H. WILLIAM SMITH has been the Vice President, General Counsel and Secretary of the Company since July 2002. Mr. Smith has been the Vice President-Legal and Secretary of Geneve since July 2002. For more than five years prior to joining the Company, Mr. Smith practiced law with the private law firms Paul, Hastings, Janofsky & Walker LLP and Pillsbury Winthrop LLP.

AUDIT COMMITTEE

The Company established its Audit Committee in June 2002. The Audit Committee operates under an amended and restated Audit Committee Charter adopted by the Board of Directors in March 2004. The principal functions of the Audit Committee are to: (i) select and engage the Company's independent registered public accounting firm ("independent auditors"); (ii) review and approve management's plan for engaging the Company's independent auditors during the year to perform non-audit services and consider what effect these services will have on the independence of the Company's independent auditors; (iii) review the Company's annual financial statements and other financial reports which require approval by the Board of Directors; (iv) oversee the integrity of the Company's financial statements, the Company's systems of disclosure controls and internal controls and the Company's compliance with legal and regulatory requirements; (v) review the scope of the Company's independent auditors' audit plans and the results of their audit; and (vi) evaluate the performance of the Company's internal audit function and independent auditors.

The Audit Committee met five times during 2004. The current members of the Audit Committee are Ms. Oster and Messrs. Lahey and Tatum. Each of these individuals meets the independence requirements of NASDAQ and applicable SEC rules and regulations. The Audit Committee and the Board of Directors have determined that each member of the Company's Audit Committee is financially literate and that Mr. Tatum qualifies as an "audit committee financial expert" as defined by applicable SEC rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, to file with the SEC and any national securities exchange on which these securities are registered, initial reports of beneficial ownership and reports of changes in beneficial ownership of equity securities of the Company. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for the year ended December 31, 2004 except that Mr. Lapin filed a Form 4 reporting one transaction one day later than required by the Exchange Act.

CODE OF ETHICS AND CONDUCT

The Company has adopted a Code of Ethics that applies to the Company's President and Chief Operating Officer, Chief Financial Officer, principal accounting officer or controller and other Company employees performing similar functions. The Company has adopted a Corporate Code of Business Conduct and Ethics which applies to all employees, officers and directors of the Company. The Code of Ethics and Corporate Code of Business Conduct and Ethics are posted on the Company's internet website at www.aristotlecorp.net. In addition, the Company filed its Code of Ethics and Corporate Code of Business Conduct and Ethics as exhibits to this Annual Report on Form 10-K. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K, if applicable, regarding any amendment to, or waiver from, a provision of the Code of Ethics and Corporate Code of Business Conduct and Ethics by posting such information on the Company's internet website.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the periods indicated regarding cash and other compensation paid or awarded to the Company's President and Chief Operating Officer and the Named Officers whose salary and bonus exceeded $100,000 during the last three years ended December 31, 2004, 2003 and 2002:
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Steven B. Lapin(1)	2004	235,000	70,000	-	-	-
President and Chief Operating Officer	2003	235,000	50,000	150,000	-	-
	2002	109,158	-	250,000	-	-
W. Phillip Niemeyer(2)	2004	196,900	60,000	-	-	954(5)
Vice President-Production	2003	193,000	45,000	-	-	955(5)
Coordination and President-Nasco Division	2002	171,781	45,000	100,000	-	960(5)
Dean T. Johnson(3)	2004	137,600	40,000	-	-	895(6)
Vice President and	2003	135,000	25,000	-	-	887(6)
Chief Financial Officer, and	2002	107,500	25,000	50,000	-	800(6)
Chief Financial Officer-Nasco Division
H. William Smith(4)	2004	130,000	40,000	-	-	-
Vice President, General Counsel and Secretary	2003	130,000	25,000	-	-	-
	2002	56,250	16,875	50,000	-	-

  Following the retirement of Mr. Crawford on December 31, 2002, the Company did not appoint a new chief executive officer. Since January 1, 2003, Mr. Lapin has served as the Company's principal executive officer. Mr. Lapin was appointed President and Chief Operating Officer of the Company in June 2002. Amounts include payments and option grants made by the Company for the entire 2002 year.

  Mr. Niemeyer was appointed Vice President-Production Coordination of the Company in June 2002 and President-Nasco Division in September 2002. Amounts include payments made by the Company and Nasco, and option grants made by the Company, for the entire 2002 year.

  Mr. Johnson has been a Vice President since June 2003 and was appointed Chief Financial Officer of the Company in October 2002. Amounts include payments made by the Company and Nasco, and option grants made by the Company, for the entire 2002 year.

  Mr. Smith was appointed Vice President, General Counsel and Secretary of the Company in July 2002.

  Other compensation for Mr. Niemeyer is comprised of the following: in 2004, $954 paid for term life, AD&D and disability insurance; in 2003, $955 paid for term life, AD&D and disability insurance; and in 2002, $960 for term life, AD&D and disability insurance.

  Other compensation for Mr. Johnson is comprised of the following: in 2004, $895 paid for term life, AD&D and disability insurance; in 2003, $887 paid for term life, AD&D and disability insurance; and in 2002, $800 for term life, AD&D and disability insurance.

The Company has not entered into employment agreements with any of the Company's executive officers.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights to the Company's President and Chief Operating Officer or the Named Officers during the fiscal year ended December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the aggregate number of shares underlying options exercised in 2004 and the value at December 31, 2004 of options, whether or not exercisable, held by the Company's President and Chief Operating Officer and the Named Officers:
	Shares Acquired on Exercise(#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004(#)		Value of Unexercised In-The-Money Options/SARs at December 31, 2004($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven B. Lapin	-	-	295,833	104,167	1,103,415	352,085
W. Phillip Niemeyer	-	-	83,333	16,667	339,165	67,835
Dean T. Johnson	-	-	37,500	12,500	145,958	47,542
Brian R. Schlier	-	-	8,750	6,250	25,550	18,250
H. William Smith	-	-	37,500	12,500	139,875	46,625

  "Value Realized" is the difference between the exercise price and the market price on the exercise date, multiplied by the number of options or SARs exercised, as the case may be. "Value Realized" numbers do not necessarily reflect what the holder might receive if such holder sells the shares acquired upon the option exercise, since the market price of the shares at the time of sale may be higher or lower than the price on the exercise date of the option.

  The value of both exercisable and unexercisable "in-the-money" options at December 31, 2004 is the difference between (a) the closing share price of the Common Stock on December 31, 2004, as reported by NASDAQ ($7.02) and (b) the per share option exercise price, multiplied by the number of shares of Common Stock underlying the options.

DEFINED BENEFIT PENSION PLAN

The Company has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all salaried employees, including certain Named Officers. The Pension Plan's benefits are computed based on years of service and average compensation. Average compensation is computed by averaging the employee's highest five consecutive annual salaries, up to a maximum of $180,000, in the ten years immediately before retirement. Compensation under the Pension Plan is defined as base salary including overtime, bonuses and commissions. As of December 31, 2004, the credited years of service for Messrs. Niemeyer and Johnson were 33 years and 11 years, respectively. The remaining Named Officers are not eligible to participate in the Pension Plan. The Pension Plan benefits for single and married participants are computed as a 10-year certain and life annuity and joint-and-survivor annuity, respectively. Benefits payable under the Pension Plan are not reduced for Social Security or other offsets.

The following table sets forth information regarding annual retirement benefits based on years of service that would be payable at normal retirement (age 65) on December 31, 2004:

	Years of Service
Final Average Pay($)	10	15	20	25	30	35	40
100,000	16,000	24,000	32,000	40,000	48,000	56,000	62,000
120,000	19,000	29,000	39,000	49,000	58,000	68,000	74,000
140,000	23,000	34,000	46,000	57,000	68,000	80,000	87,000
160,000	26,000	39,000	52,000	65,000	78,000	91,000	100,000
180,000	29,000	44,000	59,000	73,000	88,000	103,000	112,000

COMPENSATION OF DIRECTORS

Each of the three independent members of the Board of Directors, Ms. Oster and Messrs. Lahey and Tatum, as well as Mr. Crawford, the Company's former Chief Executive Officer, receives an annual retainer of $10,000. The Chairperson of the Audit Committee, Ms. Oster, receives an additional annual retainer of $5,000. In addition to the retainer, the members of the Board of Directors receive $500 for each board or committee meeting attended.

Non-employee directors are eligible to receive grants of stock options under the 2002 Employee, Director and Consultant Stock Plan ("2002 Stock Plan"). The 2002 Stock Plan provides for the automatic grant of non-qualified options to non-employee directors. Each non-employee director, upon first being elected to the Board of Directors, receives an option to purchase 2,500 shares of Common Stock, which will vest one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors. Additionally, the 2002 Stock Plan provides for a grant to each non-employee director on the date of his or her reelection (provided that the director has served as a director since his or her initial election) of an option to purchase 500 shares of Common Stock, which will vest one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors.

Each of Messrs. Donald T. Netter, Edward Netter and Thung, due to their positions with Geneve, has elected to waive their right to compensation as directors of the Company.

COMPENSATION COMMITTEE

The principal functions of the Compensation Committee are to (i) develop corporate goals and objectives relevant to the compensation of the Company's President and Chief Operating Officer, evaluate the President and Chief Operating Officer's performance in light of such goals and objectives, and exercise sole authority to determine the President and Chief Operating Officer's compensation based upon such evaluation; (ii) make recommendations to the Board of Directors with respect to the compensation of the Company's other executive officers; and (iii) administer the Company's 2002 Stock Plan.

Ms. Oster, Mr. Crawford and Mr. Tatum are the current members of the Compensation Committee. Mr. Crawford is the Company's former Chief Executive Officer. The Compensation Committee was established in January 2004. A copy of the Compensation Committee Charter adopted by the Board of Directors in March 2004 was attached to the proxy statement issued in connection with the 2004 Annual Meeting of Stockholders. The entire Board of Directors made decisions regarding the compensation of the Company's executive officers for 2003 and 2002 and with respect to the administration of the 2002 Stock Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee, other than Mr. Crawford, has ever been an officer or employee of the Company. Mr. Crawford retired as an officer of the Company in December 2002. During 2004, (1) no executive officer of the Company served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Compensation Committee; and (2) no executive officer of the Company served as a member of a compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors.

COMPENSATION COMMITTEE'S REPORT ON EXECUTIVE COMPENSATION

General

The purpose of the Company's compensation policy is to offer compensation packages to attract, retain and motivate the Company's executive officers over the long term. The primary components of the Company's executive compensation program are base salary and bonuses, and long-term incentive compensation in the form of stock options and other awards offered under the 2002 Stock Plan. The Compensation Committee did not retain a compensation consultant.

Base Salaries and Bonuses

Annual base salaries paid to the Company's executive officers have historically been at levels comparable to those generally paid to executive officers with comparable experience and responsibilities in industries similar to that of the Company or other similarly-sized companies. The Compensation Committee makes compensation adjustments based on a review of each individual's performance, the individual's success in achieving Company and personal goals and planned changes in responsibilities. The Compensation Committee also considers an individual's extraordinary efforts resulting in tangible increases in corporate, division or department success in recommending increases in base salary and annual bonuses.

Incentive Compensation

The Compensation Committee believes that executive officers who are able to contribute to the Company's long-term success and help build incremental stockholder value should have a stake in that future success and value. This stake focuses the executive officers' attention on managing the Company as owners with equity positions in the Company and aligns their interests with the long-term interests of the Company's stockholders. Stock options therefore represent an important and significant component of the Company's compensation program for executive officers.

Standard awards under the 2002 Stock Plan are based on a review of the individual employee's performance, years of service, position with the Company and long-term potential contribution to the Company. The number of options to be granted at any one time is based upon consideration of the foregoing factors, the employee's level of responsibility and the number of options previously granted to the employee. The Company does not assign specific weights to these factors, although the employee's position and a subjective evaluation of the employee's performance are considered most important. To encourage executive officers to remain in the Company's employ, options granted under the 2002 Stock Plan generally vest on a quarterly basis over a period of three years and have exercise prices not less than the fair market value of the Company's Common Stock on the date of the grant.

Compensation of President and Chief Operating Officer

Compensation paid to Mr. Lapin for 2004 was primarily based on the achievement of individual performance criteria established by the Compensation Committee including merging the Company's defined benefit pension plans, identifying and acquiring attractive complementary businesses and matters relating to the Company's revenues and earnings.
Respectfully submitted,
The Aristotle Corporation Compensation Committee
John J. Crawford Sharon M. Oster James G. Tatum

PERFORMANCE GRAPH

The following graph shows the changes in value over the five years ending December 31, 2004 of an assumed investment of $100 in: (i) the Common Stock; (ii) the stocks that comprise The NASDAQ Stock Market (U.S.) Index; and (iii) two peer group indexes constructed by the Company. The old peer group is comprised of: Nobel Learning Communities, Inc. (NLCI), Plato Learning, Inc. (TUTR), Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL) and School Specialty, Inc. (SCHS). The new peer group is comprised of: Plato Learning, Inc., Renaissance Learning, Inc., Scholastic Corporation, School Specialty, Inc. and Excelligence Learning Corporation (LRNS). Excelligence Learning Corporation first commenced public trading of its capital stock in May 2001. The Company believes that the new peer group index more accurately reflects companies which are in the same line of business as the Company. The value for assumed investments depicted on the graph has been calculated assuming that cash dividends are reinvested. The Series I Preferred Stock dividend distributed on the date of the Merger is treated as a cash dividend and as reinvested. The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return
among the Company, the NASDAQ Stock Market (U.S.) Index
and the Peer Groups

[PERFORMANCE GRAPH]

		NASDAQ Stock
		Market	New	Old
Year	Company	(U.S. Index)	Peer Group	Peer Group
1999	$100	$100	$100	$100
2000	160	60	180	178
2001	193	45	192	189
*2002	239	35	166	164
2002	352	26	131	128
2003	421	38	156	151
2004	568	41	155	153

* June 17, 2002 (date of Merger)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2005 regarding beneficial ownership of the Company's Common Stock and Series I Preferred Stock by:

  each person who owns more than 5% of the outstanding voting shares of any class of the Company's securities;

  each individual who is a director of the Company;

  the President and Chief Operating Officer of the Company (the Company's principal executive officer) and the Named Officers; and

  all executive officers and directors of the Company as a group.

Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares.
5% Stockholders, Directors and Executive Officers	Number of Shares of Voting Stock Beneficially Owned		Voting Power(1)
5% Stockholders:
Geneve Corporation(2)	15,984,971		86.8%
John J. Crawford	207,914	(3)	*

Directors (excluding Mr. Crawford):
John Lahey	10,796	(4)	*
Steven B. Lapin	394,607	(5)	2.1%
Donald T. Netter	50,450	(6)	*
Edward Netter	15,984,971	(7)	86.8%
Sharon M. Oster	119,346	(8)	*
James G. Tatum	18,929	(9)	*
Roy T.K. Thung	-	(10)	*

Named Officers (excluding Mr. Lapin):
Dean T. Johnson	45,550	(11)	*
W. Phillip Niemeyer	98,067	(12)	*
Brian R. Schlier	11,250	(13)	*
H. William Smith	47,833	(14)	*

All Executive Officers and Directors as a Group (12 persons)	16,989,713		91.6%

* Less than 1%

  This column represents voting power rather than percentage of equity interest as each share of Common Stock is entitled to one vote while each share of Series I Preferred Stock is currently entitled to one-half (.5) of a vote per share. The Series J Preferred Stock of the Company has no voting rights.

  Geneve is a private diversified financial holding company located at 96 Cummings Point Road, Stamford, Connecticut. Geneve is an affiliate and the majority stockholder of the Company. Director Steven B. Lapin is the President and Chief Operating Officer of Geneve, director Edward Netter is the Chairman and Chief Executive Officer of Geneve, director Donald T. Netter is a Senior Vice President of Geneve, director Roy T.K. Thung is the Executive Vice President of Geneve, Brian R. Schlier is the Vice President-Taxation of Geneve and H. William Smith is the Vice President-Legal and Secretary of Geneve.

  Consists of 111,745 shares of Common Stock, 69,003 shares of Series I Preferred Stock and 27,166 shares of Common Stock subject to options granted to Mr. Crawford which are exercisable within 60 days after March 31, 2005. Mr. Crawford's address is 27 Elm Street, New Haven, Connecticut. Mr. Crawford is the beneficial owner of .7% of the outstanding shares of Common Stock and 6.3% of the outstanding shares of Series I Preferred Stock. Mr. Crawford is a director of the Company.

  Consists of 4,898 shares of Common Stock, 4,898 shares of Series I Preferred Stock and 1,000 shares of Common Stock subject to options granted to Mr. Lahey which are exercisable within 60 days after March 31, 2005.

  Consists of 20,665 shares of Common Stock, 32,275 shares of Series I Preferred Stock and 341,667 shares of Common Stock subject to options granted to Mr. Lapin which are exercisable within 60 days after March 31, 2005. Does not include any shares beneficially owned by Geneve.

  Consists of 50,450 shares of Series I Preferred Stock. Does not include any shares beneficially owned by Geneve.

  Consists of 15,984,971 shares of Common Stock beneficially owned by Geneve. Mr. Netter disclaims beneficial ownership of these shares.

  Consists of 18,273 shares of Common Stock and 18,273 shares of Series I Preferred Stock held by Ms. Oster directly, 39,100 shares of Common Stock and 35,700 shares of Series I Preferred Stock held by her husband and 4,500 shares of Common Stock and 3,500 shares of Series I Preferred Stock subject to options granted to Ms. Oster which are exercisable within 60 days after March 31, 2005. Ms. Oster disclaims beneficial ownership of the shares held by her husband.

  Consists of 10,929 shares of Common Stock and 3,000 shares of Series I Preferred Stock held by Mr. Tatum directly, 2,000 shares of Common Stock held by his wife and 3,000 shares of Common Stock subject to options granted to Mr. Tatum which are exercisable within 60 days after March 31, 2005. Mr. Tatum disclaims beneficial ownership of the shares held by his wife.

  Does not include any shares beneficially owned by Geneve.

  Consists of 1,800 shares of Series I Preferred Stock and 43,750 shares of Common Stock subject to options granted to Mr. Johnson which are exercisable within 60 days after March 31, 2005.

  Consists of 6,400 shares of Series I Preferred Stock and 91,667 shares of Common Stock subject to options granted to Mr. Niemeyer which are exercisable within 60 days after March 31, 2005.

  Consists of 11,250 shares of Common Stock subject to options granted to Mr. Schlier which are exercisable within 60 days after March 31, 2005. Does not include any shares beneficially owned by Geneve.

  Consists of 2,000 shares of Common Stock and 45,833 shares of Common Stock subject to options granted to Mr. Smith which are exercisable within 60 days after March 31, 2005. Does not include any shares beneficially owned by Geneve.

Information concerning securities authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K under the caption "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Geneve operate under cost-sharing arrangements pursuant to which certain administrative items, such as certain executive officer compensation and benefits, are allocated between the companies. During 2004, the Company accrued and paid to Geneve approximately $.8 million under such arrangements, and accrued approximately an additional $.2 million for the first quarter of 2005. Included in these amounts is consideration paid by the Company to Geneve for the Company's use of office space at Geneve's corporate headquarters. The foregoing is subject to approval of the Audit Committee of the Board of Directors at least annually, and management of the Company believes that the terms of thereof are no less favorable than could be obtained by the Company from unrelated parties on an arm's length basis. In addition, certain directors, officers and/or employees of the Company or its subsidiaries, who are also directors, officers and/or employees of Geneve, received compensation and benefits from Geneve for services rendered thereto since January 1, 2004.

The Company (including certain qualifying domestic subsidiaries) is included in the Federal income tax return and certain State income tax returns of Geneve. The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with Geneve, and payments for Federal and certain State income taxes are made to Geneve. The Company made income tax payments to Geneve under such arrangement of $.7 million and $.2 million in 2004 and the first quarter of 2005, respectively.

During 2004, the Company invested $4.0 million in an investment limited partnership, the substantial portion of which was made at the end of the fourth quarter of 2004. The general partner of the limited partnership is an affiliate of the Company. The limited partnership invested its funds with a pool of money managers that followed diversified investment strategies. In February 2005, the then-balance of the investment, approximately $4.1 million, was transferred to another limited partnership, the general partner of which is an affiliate of the Company; the assets of the limited partnership are managed exclusively by a non-affiliate of the Company. None of the Company's affiliates received material compensation in connection with such investment activities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional services billed to the Company for the years ended December 31, 2004 and 2003 by KPMG LLP ("KPMG"):

	2004	2003

Audit fees(1)	$197,000	$180,000
Audit related fees(2)	21,000	35,000
Tax fees(3)	55,000	106,000
All other fees	-	-
	$273,000	$321,000

  Audit fees consist of fees billed to the Company by KPMG for professional services for the audit of the Company's financial statements filed with the Company's Annual Report on Form 10-K, review of the financial statements included in the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.

  Audit related fees consist of fees billed to the Company by KPMG for professional services for assurance and related services that are reasonably related to the audit or review of the Company's financial statements for 2004 and 2003. These services include employee benefit plan audits and audits of acquired businesses as part of the Company's due diligence procedures.

  Tax fees consist of fees billed to the Company by KPMG for professional services for tax compliance, tax advice and tax planning.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Audit Committee approved and adopted preapproval policies and procedures for nonaudit services proposed to be performed by the Company's independent auditor. The policies and procedures were implemented in 2002. Departmental requests for non-audit services are reviewed by management and, once approved, are forwarded to the Chairperson of the Audit Committee for preapproval. In addition, the Audit Committee reviewed the professional fees billed by KPMG and determined that the provision of non-audit services was compatible with the maintenance of the auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10
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

10.9

Letter Agreement dated as of June 4, 2004 among The Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.**

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers.**
14.2	Corporate Code of Business Conduct and Ethics.**
21	Subsidiaries of the Company.**
23	Consent of Independent Registered Public Accounting Firm.**
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report. See page 57 of the Annual Report on Form 10-K, dated March 29, 2005, of which this Exhibit Index is a part.**

31.1	Rule 13a-14(a)/15d-14(a) Certifications.***
31.2	Rule 13a-14(a)/15d-14(a) Certifications.***
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.**

* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

** Filed with the registrant's Form 10-K, dated March 29, 2005.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: April 27, 2005
  /s/ Steven B. Lapin

  Steven B. Lapin
  President and Chief Operating Officer
  (Principal Executive Officer)

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	April 27, 2005
Steven B. Lapin

*	Vice President and Chief Financial Officer	April 27, 2005
Dean T. Johnson

*	Director	April 27, 2005
John J. Crawford

*	Director	April 27, 2005
John Lahey

*	Director	April 27, 2005
Donald T. Netter

*	Director	April 27, 2005
Edward Netter

*	Director	April 27, 2005
Sharon M. Oster

*	Director	April 27, 2005
James G. Tatum

*	Director	April 27, 2005
Roy T.K. Thung

  * By: /s/ Steven B. Lapin

            Steven B. Lapin

            Attorney-in-Fact

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.