Form 10-Q
period 2005-03-31
ARISTOTLE CORP
filed 2005-05-12
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes [ ] No [X]

As of May 12, 2005, 17,153,979 shares of Common Stock, 1,096,622 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Assets	March 31, 2005	December 31, 2004	March 31, 2004
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$795	2,143	1,766
Investments	4,131	4,058	-
Accounts receivable, net	16,866	12,592	15,082
Inventories	36,848	33,356	31,718
Prepaid expenses and other	6,032	6,665	5,564
Refundable income taxes	-	49	326
Deferred income taxes	9,825	9,825	8,184
Total current assets	74,497	68,688	62,640

Property, plant and equipment, net	17,901	17,405	17,038

Goodwill	13,685	13,707	11,466
Deferred income taxes	9,047	10,594	13,612
Other assets	463	511	427
Total assets	$115,593	110,905	105,183

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$115	114	3,584
Trade accounts payable	7,789	7,192	6,720
Accrued expenses	4,954	5,833	4,583
Accrued dividends payable	-	2,158	-
Total current liabilities	12,858	15,297	14,887

Long-term debt, less current installments	30,910	24,948	29,369

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized,
1,096,622 shares issued and outstanding	6,580	6,580	6,580
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,148,979,
17,142,779 and 17,111,354 shares issued and outstanding at
March 31, 2005, December 31, 2004 and March 31, 2004,
respectively	171	171	171
Additional paid-in capital	2,483	2,310	1,060
Accumulated deficit	(3,301)	(4,331)	(12,375)
Accumulated other comprehensive earnings (loss)	132	170	(269)
Total stockholders' equity	71,825	70,660	60,927
Total liabilities and stockholders' equity	$115,593	110,905	105,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net sales	$41,748	39,020
Cost of sales	25,685	23,831
Gross profit	16,063	15,189

Selling and administrative expense	10,633	9,876
Earnings from operations	5,430	5,313

Other expense (income):
Interest expense	291	313
Other, net	(70)	30
	221	343
Earnings before income taxes	5,209	4,970

Income taxes:
Current	465	456
Deferred	1,556	1,469
	2,021	1,925
Net earnings	3,188	3,045

Preferred dividends	2,158	2,163
Net earnings applicable to common stockholders	$1,030	882

Earnings per common share:
Basic	$.06	.05
Diluted	$.06	.05

Weighted average common shares outstanding:
Basic	17,144,992	17,099,002
Diluted	17,407,253	17,280,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$3,188	3,045
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	429	416
Stock option compensation	149	125
(Gain) loss on sale of property, plant and equipment	1	(2)
Earnings in equity method investment	(73)	-
Deferred income taxes	1,556	1,469
Change in assets and liabilities:
Accounts receivable	(4,274)	(3,201)
Inventories	(3,492)	(2,561)
Prepaid expenses and other	633	34
Other assets	70	70
Trade accounts payable	597	846
Accrued expenses and other liabilities	(851)	29
Net cash provided by (used in) operating activities	(2,067)	270

Cash flows from investing activities:
Purchases of property, plant and equipment	(946)	(278)
Proceeds from the sale of property, plant and equipment	-	2
Net cash used in investing activities	(946)	(276)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,000	2,500
Principal payments on long-term debt	(37)	(2,136)
Proceeds from issuance of stock under stock option plans	18	159
Preferred dividends paid	(4,316)	(4,317)
Net cash provided by (used in) financing activities	1,665	(3,794)

Net decrease in cash and cash equivalents	(1,348)	(3,800)

Cash and cash equivalents at beginning of period	2,143	5,566
Cash and cash equivalents at end of period	$795	1,766

Supplemental cash flow information
Cash paid during the period for:
Interest	$278	334
Income taxes	$408	357

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

  Organization

  The Aristotle Corporation ("Aristotle") and its subsidiaries (together with Aristotle, the "Company"), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products. A selection of over 80,000 items is offered, primarily through more than 45 separate catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Spectrum Educational Supplies, Hubbard Scientific, Scott Resources, Haan Crafts, To-Sew, CPR Prompt®, Ginsberg Scientific and Summit Learning. Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials, medical simulators and items for the agricultural, senior care and food industries. In addition, the Company offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields. The Company also markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs. The proprietary product lines are developed internally through the Company's research and development efforts and acquired externally by licensing rights from third parties. The Company's inventories primarily consist of finished goods and catalog merchandise.

  Geneve Corporation ("Geneve"), a privately-held diversified financial holding company, and its affiliated entities held greater than 90% of Aristotle's voting power at March 31, 2005 and 2004.

  Financial Statement Presentation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2005 and 2004, and results of operations and cash flows for the three months ended March 31, 2005 and 2004, as applicable, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  Principles of Consolidation

  All significant intercompany balances and transactions have been eliminated in consolidation.

  Recently Issued Accounting Pronouncements

  In March 2005, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of determining what effect, if any, FIN 47 will have on its financial position or results of operations for 2005.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2005

  (Unaudited)

  In March 2005, the Securities and Exchange Commission (the "SEC") announced that it had extended the compliance dates for non-accelerated filers and foreign private issuers to include in their annual reports a report by management on a company's internal control over financial reporting and an accompanying auditor's report (the "SEC Release"). The internal control reports are required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company is a non-accelerated filer as defined under relevant SEC regulations. As a result of the SEC Release, the Company will not be required to include internal control reports in its annual report until its 2006 annual report, which will be filed by the Company in 2007.

  In December 2004, the FASB issued a revised Statement of Financial Accounting Standards ("SFAS") No. 123, Share-Based Payment ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and incurs liabilities in exchange for goods or services. SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, which was issued in October 1995. SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005. SFAS 123R provides for methods of applying this statement to existing awards during the transitional period. The adoption of SFAS 123R is not expected to have a material impact on the Company's financial statements.

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

  In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in a VIE created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIE that must be consolidated under Interpretation 46R that was created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at its carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company's financial statements for the three months ended March 31, 2005.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2005

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

  Shares of Common Stock available for issue upon conversion of the 1,096,622 shares of Series I Preferred Stock outstanding at March 31, 2005 and 2004, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

  Investments

  Prior to February 2005, the Company invested in a limited partnership, the general partner of which is an affiliate of the Company. In February 2005, the then-balance of the investment, approximately $4.1 million, was transferred to another limited partnership, the general partner of which is an affiliate of the Company; the assets of the limited partnership are managed exclusively by a non-affiliate of the Company. The purpose of the limited partnership in which the Company is currently invested is to manage a diversified investment portfolio. The Company's investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company's equity in the partnership's underlying book value. The Company's equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings. Equity earnings amounted to less than $.1 million for the three months ended March 31, 2005. No amounts were invested or earned for the three months ended March 31, 2004.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2005

  (Unaudited)

  Stockholders' Equity and Comprehensive Earnings

  Changes in stockholders' equity for the three months ended March 31 are as follows (in thousands):
	2005	2004
Balance at January 1	$70,660	59,844
Net earnings	3,188	3,045
Exercise of stock options, including related
tax benefit	24	243
Stock option compensation	149	125
Other comprehensive loss:
Foreign currency translation adjustment	(38)	(167)
Preferred dividends	(2,158)	(2,163)
Balance at March 31	$71,825	60,927

  Comprehensive earnings for the three months ended March 31 is as follows (in thousands):
	2005	2004
Net earnings	$3,188	3,045
Foreign currency translation adjustment	(38)	(167)
Comprehensive earnings	$3,150	2,878

  Stock Options

  The Company accounts for its stock options under the fair value-based recognition and measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as an expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options as an expense within its Condensed Consolidated Statements of Earnings.

  The Company has a 1997 Employee and Director Stock Plan ("1997 Plan") and 2002 Employee, Director and Consultant Stock Plan ("2002 Plan"). The Company does not currently intend to grant any additional options under the 1997 Plan. No stock options were granted under the 2002 Plan during each of the three months ended March 31, 2005 and 2004. The total estimated fair value of options granted under the 2002 Plan is generally recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded compensation expense related to granted stock options of approximately $.1 million for each of the three months ended March 31, 2005 and 2004. The expected annual impact of the options granted to date on 2005 earnings before income taxes is a reduction of approximately $.4 million.

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

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  March 31, 2005

  (Unaudited)

  No contributions were made to the pension plan for each of the three months ended March 31, 2005 and 2004. The Company expects to contribute a total of $1.3 million to the pension plan in 2005.

  The following table presents the components of net periodic benefit cost for the three months ended March 31 (in thousands):
	2005	2004

Service cost	$172	157
Interest cost	209	203
Expected return on plan assets	(238)	(212)
Amortization of transition asset	-	(7)
Amortization of prior service cost	(1)	(1)
Recognized net actuarial loss	71	54
Net periodic benefit cost	$213	194

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

The following table presents segment information for the three months ended March 31 (in thousands):

	2005	2004
Net sales:
Educational	$33,944	31,078
Commercial	7,804	7,942
Net sales	$41,748	39,020
Gross profit:
Educational	$14,097	13,184
Commercial	2,906	2,858
Other costs of sales	(940)	(853)
Gross profit	$16,063	15,189

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of March 31, 2005, December 31, 2004 and March 31, 2004 (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Identifiable assets:
Educational	$59,669	53,900	49,457
Commercial	5,705	4,832	5,325
Other corporate assets	50,219	52,173	50,401
Identifiable assets	$115,593	110,905	105,183

Educational assets include $13.7 million, $13.7 million and $11.5 million of goodwill at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through catalogs.

The following is a summary of key events for the first quarter of 2005:

    increase in net sales of 7.0% in the first quarter of 2005, as compared to the same period in 2004;

    increase in gross profit of 5.8% in the first quarter of 2005, as compared to the same period in 2004;

    4.8% increase in earnings before income taxes in the first quarter of 2005, as compared to the same period in 2004;

    increase in cash retained in the Company to $1.6 million in the first quarter of 2005, from $1.5 million in the comparable quarter in 2004, primarily as a result of the increased current utilization of Federal net operating tax loss carryforwards;

    EBITDA(1) amounted to $5.9 million for the first quarter of 2005, an increase of 2.3% from the same period in 2004;

    decrease in cash flows from operating activities to a $2.1 million use of cash in the first quarter of 2005, from a $.3 million generation of cash in the comparable quarter in 2004, primarily as a result of additional working capital requirements related to accounts receivable, inventories and accrued expenses and other liabilities of $1.1 million, $.9 million and $.9 million, respectively, offset by a $.6 million decrease in working capital used by prepaid expenses and other; the increase in inventories is primarily attributable to management decisions to accelerate certain purchases thereof for the seasonal peak 2005 summer season.

    purchase of land for $.6 million in the first quarter of 2005 for the construction of an 80,000 square foot office and warehouse facility for the Company's Simulaids operations;

    the Company had investments of $4.1 million at March 31, 2005, as compared to none at March 31, 2004;

    increase in net principal proceeds from debt of $5.6 million in the first quarter of 2005, as compared to the same period in 2004, primarily as a result of the increase in the amounts outstanding on the Company's primary credit facility due to seasonal working capital requirements; and

    semi-annual dividend payments (March 31 and September 30) totaling $4.3 million on the Company's Series I Preferred Stock and Series J Preferred Stock in the first quarter of 2005, of which, $2.2 million was accreted during the first quarter of 2005.

A key strength of the Company's business is its ability to generate cash consistently. The Board of Directors and management use cash generated as a measure of the Company's performance. The Company uses the cash generated from operations to strengthen the balance sheet, including making investments and reducing liabilities such as pension and debt, paying dividends on its preferred stock and completing prudent acquisition opportunities. The Company's management believes that examining the ability to generate cash provides investors with additional insight into the Company's performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the three months ended March 31, 2005 and 2004 and (ii) the percentage change in dollars in those reported items from the comparable period in 2004:
	% of Net Sales		Balance
	2005	2004	% Change

Net sales	100.0%	100.0%	7.0%
Cost of sales	61.5	61.1	7.8
Gross profit	38.5	38.9	5.8

Selling and administrative expense	25.5	25.3	7.7
Earnings from operations	13.0	13.6	2.2

Other expense (income):
Interest expense	.7	.8	(7.0)
Other, net	(.2)	.1	(333.3)
	.5	.9	(35.6)
Earnings before income taxes	12.5	12.7	4.8

Income taxes
Current	1.1	1.2	2.0
Deferred	3.7	3.8	5.9
	4.8	5.0	5.0
Net earnings	7.7%	7.7%	4.7

  "EBITDA," which is considered a non-GAAP financial measure, is defined as earnings before income taxes, interest expense, other income and expense, depreciation and amortization. A non-GAAP financial measure is a numerical measure of a company's historical or future financial performance, financial position or cash flows that either excludes or includes amounts that are normally included or excluded in a comparable measure calculated and presented under GAAP. EBITDA is not presented as an alternative measure of operating results (such as earnings from operations or net earnings) or cash flow from operations, as determined in accordance with GAAP, but is presented because the Company's management believes it is a widely accepted indicator of the Company's current financial performance and ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses. In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. The following table provides a reconciliation of net earnings to EBITDA for the three months ended March 31 (in thousands):

	2005	2004

Net earnings	$3,188	3,045
Add:
Income taxes	2,021	1,925
Interest expense	291	313
Other expense (income)	(70)	30
Depreciation and amortization	429	416
EBITDA	$5,859	5,729

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company is subject to seasonal influences with peak levels occurring in the second and third quarters of the fiscal year primarily due to increased educational shipments coinciding with the start of new school years in the Fall. As a result, the Company recognizes approximately 75% of its annual net earnings in the second and third quarters of its fiscal year. Inventory levels increase in March through June in anticipation of the peak shipping season. The majority of shipments are made between June and August and the majority of cash receipts are collected from August through October.

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold and general economic conditions. Results for any quarter are not indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net Sales

Net sales for the first quarter of 2005 increased 7.0% to $41.7 million from $39.0 million for the comparable period in 2004. The growth in net sales for the first quarter of 2005 is primarily attributable to organic growth of approximately 3.6% and the inclusion of an additional $1.3 million of net sales from the CPR Prompt and Ginsberg acquisitions. Net sales in the educational segment, totaling $33.9 million, increased 9.2% in the first quarter of 2005 from $31.1 million in the comparable period in 2004. Excluding the net sales from CPR Prompt and Ginsberg, educational net sales increased 4.9% from the first quarter of 2004. The commercial segment recorded net sales of $7.8 million in the first quarter of 2005 as compared to $7.9 million in the first quarter of 2004.

Gross Profit

Gross profit for the first quarter of 2005 increased 5.8% to $16.1 million from $15.2 million for the comparable period in 2004. The increase in gross profit for the first quarter of 2005 is primarily attributable to the 7.0% increase in net sales including the additional gross profit of $.6 million contributed by CPR Prompt and Ginsberg. The gross profit margin of 38.5% in the first quarter of 2005 decreased slightly from the 38.9% gross profit margin in the comparable period in 2004. The educational segment gross profit for the first quarter of 2005 increased 6.9% to $14.1 million from $13.2 million for the comparable period in 2004. The educational segment gross profit margin decreased to 41.5% in the first quarter of 2005 from 42.4% for the comparable period in 2004. The decrease in the educational segment gross profit margin in the first quarter of 2005 is primarily due to an increase in higher volume, lower margin quote sales to the school supply market and increased fuel costs supporting product distribution. The commercial segment gross profit for the first quarters of 2005 and 2004 amounted to $2.9 million. The commercial segment yielded a gross profit margin of 37.2% in the first quarter of 2005, as compared to 36.0% in the comparable period in 2004. The increase in the commercial segment gross profit margin is primarily due to a shift in sales mix, offset by increased fuel costs supporting product distribution.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2005 increased 7.7% to $10.6 million from $9.9 million in the comparable period in 2004. As a percent of net sales, selling and administrative expenses amounted to 25.5% for the first quarter of 2005, as compared to 25.3% in the first quarter of 2004. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the first quarter of 2005 were impacted by the following: (i) increase in salaries and wages of $.3 million, or 5.2%, as a result of the increases in annual employee compensation and the number of employees; and (ii) an increase in group health care costs by 39.7% to $1.0 million in the first quarter of 2005.

The Company recorded $.1 million in compensation expense for the first quarters of 2005 and 2004 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for the first quarters of 2005 and 2004.

Interest Expense

Interest expense decreased 7.0% to $.3 million for the first quarter of 2005. The decrease in interest expense is primarily due to the decrease in the weighted average debt outstanding during the first quarter of 2005, net of increases in the interest rates on debt outstanding, compared to the same period in 2004. The decrease in the weighted average debt outstanding during the first quarter of 2005 is the result of the following: (i) decrease in the weighted average amounts outstanding on the Company's primary credit facility; (ii) payment in full of the $.5 million note payable to a related party during the second quarter of 2004; and (iii) payment of $3.4 million during the third quarter of 2004 in full settlement of the mortgage related to the properties held by NHI, LLC. The weighted average interest rate on the Company's debt increased to 4.2% in the first quarter of 2005 compared to 3.7% in the comparable period in 2004.

The Company's credit agreements assessed interest at a weighted average rate of 4.5%, 4.1% and 3.5% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

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

The income tax provision for the first quarter of 2005 was $2.0 million compared to $1.9 million for the comparable period in 2004. These tax provisions reflect effective tax rates of 38.8% and 38.7% for the first quarters of 2005 and 2004, respectively. For the first quarters of 2005 and 2004, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes. Approximately $1.6 million of the income tax provision for the first quarter of 2005 relates to the current utilization of the Company's Federal net operating tax loss carryforwards, compared to approximately $1.5 million in the first quarter of 2004. Although the reported earnings for the first quarters of 2005 and 2004 are shown after-tax, approximately $1.6 million and $1.5 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2005 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for approximately the next two years.

At March 31, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $18.9 million, net of a valuation allowance of $7.7 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the merger with Nasco International, Inc. on June 17, 2002. The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. There were no changes to the valuation allowance during the first quarters of 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had working capital of $61.6 million, increasing from $53.4 million at December 31, 2004. At March 31, 2004, the Company had working capital of $47.8 million. Cash and cash equivalents decreased $1.3 million in the first quarter of 2005, ending the period at $.8 million. Cash and cash equivalents decreased $3.8 million in first quarter of 2004, ending the period at $1.8 million. This decrease in the use of cash and cash equivalents during the first quarter of 2005 as compared to the same period in 2004 is primarily due to the following activities:

  The Company used cash of $2.1 million for operations during the first quarter of 2005 compared to cash generated from operations of $.3 million in the first quarter of 2004. In the first quarter of 2005, the increase in cash used for operations compared to the first quarter of 2004 was principally the result of additional working capital requirements primarily related to accounts receivable, inventories and accrued expenses and other liabilities of $1.1 million, $.9 million and $.9 million, respectively, offset by a $.6 million decrease in working capital used by prepaid expenses and other. The increase in inventories is primarily attributable to management decisions to accelerate certain purchases thereof for the seasonal peak 2005 summer season.

  These changes in current assets and liabilities are typical for the first quarter of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year. For more information on the seasonality of the Company's business, please refer to the "Fluctuations in Quarterly Results of Operations" section above.

  The Company used cash of $.9 million for investing activities in the first quarter of 2005, compared to $.3 million in the first quarter of 2004. In the first quarter of 2005, the Company used cash of $.6 million to purchase land for the construction of an approximately 80,000 square foot office and warehouse facility for the Company's Simulaids operations. It is estimated that the construction cost of the facility will be approximately $4.8 million. The Company anticipates completing construction of the facility by the first quarter of 2006. The Company initially is funding the construction of the facility through a one year, $4.3 million construction loan, with interest payable monthly at the bank's prime rate. Subsequent to the completion of the facility, the Company intends to convert the construction loan to a long-term debt arrangement secured by a mortgage on the new facility. The Company intends to sell the current Simulaids facility following commencement of operations at the new facility. Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.3 million in the first quarters of 2005 and 2004.

  The Company invests in an investment limited partnership, the general partner of which is an affiliate of the Company. The assets of the limited partnership are managed exclusively by a non-affiliate of the Company (see Note 7 of the Notes Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q). The Company had investments of $4.1 million at March 31, 2005, as compared to none at March 31, 2004.

  Financing activities provided cash of $1.7 million in the first quarter of 2005, compared to a use of cash of $3.8 million in the first quarter of 2004. In the first quarter of 2005, the net principal proceeds from debt of $5.9 million were primarily due to the increase in the amounts outstanding on the Company's primary credit facility due to seasonal working capital requirements and the $.6 million purchase of land for the Simulaids facility. In the first quarter of 2004, the net principal proceeds from debt of $.3 million were primarily due to the following: (i) increase of $1.5 million in the amounts outstanding on the Company's primary credit facility due to seasonal working capital requirements; and (ii) payment of $1.1 million for the settlement of capital lease obligations related to the office and warehouse facility for the Company's Haan Crafts operations.

  The Company paid dividends of $4.3 million in the first quarters of 2005 and 2004 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At March 31, 2005, the weighted average interest rate on this debt was 4.3%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 4.3%. Such rate commitments expire on various dates through June 8, 2005. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary's capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of March 31, 2005.

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

SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and notes thereto. Actual results could differ from those estimates. The Company believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements:

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

Deferred Income Taxes - At March 31, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $18.9 million, net of a valuation allowance of approximately $7.7 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position. Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at March 31, 2005 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

Goodwill - The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination. The Company evaluated its goodwill at December 31, 2004, and determined that there was no impairment of goodwill.

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

QUALITATIVE

Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of the Company's sales in the first quarters of 2005 and 2004. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

The Company's debt as of March 31, 2005 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.1	$30.9
Weighted average interest rate	5.3%	4.5%
Fair market value	$.1	$30.9

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company's debt is variable based upon Prime or LIBOR rates.

ITEM 4. CONTROLS AND PROCEDURES

The President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those projected or suggested in such forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (v) other factors identified in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forward-Looking Statements," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

PART II

ITEM 6. EXHIBITS

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

                                                                                                                                                            Date: May 12, 2005

                                                                                                                                                            /s/ Steven B. Lapin

                                                                                                                                                            Steven B. Lapin

                                                                                                                                                            President and Chief Operating Officer

                                                                                                                                                            (Principal Executive Officer)

                                                                                                                                                            Date: May 12, 2005

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