Form 10-Q
period 2005-06-30
ARISTOTLE CORP
filed 2005-08-11
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 11, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes [ ] No [X]

As of August 5, 2005, 17,163,329 shares of Common Stock, 1,096,622 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Assets	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$2,169	2,143	4,477
Investments	5,919	4,058	-
Accounts receivable, net	19,857	12,592	17,651
Inventories	39,281	33,356	36,241
Prepaid expenses and other	4,231	6,665	3,889
Refundable income taxes	-	49	-
Deferred income taxes	9,825	9,825	8,184
Total current assets	81,282	68,688	70,442

Property, plant and equipment, net	18,343	17,405	17,065

Goodwill	13,634	13,707	11,393
Deferred income taxes	6,793	10,594	11,806
Other assets	439	511	409
Total assets	$120,491	110,905	111,115

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$115	114	3,548
Trade accounts payable	11,015	7,192	11,048
Accrued expenses	5,736	5,833	5,067
Accrued dividends payable	2,158	2,158	2,158
Income taxes	124	-	16
Total current liabilities	19,148	15,297	21,837

Long-term debt, less current installments	26,855	24,948	26,799

Stockholders' equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized,
1,096,622 shares issued and outstanding	6,580	6,580	6,580
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,157,829,
17,142,779 and 17,112,354 shares issued and outstanding at
June 30, 2005, December 31, 2004 and June 30, 2004,
respectively	172	171	171
Additional paid-in capital	2,655	2,310	1,184
Accumulated deficit	(664)	(4,331)	(10,775)
Accumulated other comprehensive earnings (loss)	(15)	170	(441)
Total stockholders' equity	74,488	70,660	62,479
Total liabilities and stockholders' equity	$120,491	110,905	111,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$50,185	44,612	91,933	83,632
Cost of sales	30,938	27,781	56,623	51,612
Gross profit	19,247	16,831	35,310	32,020

Selling and administrative expense	11,155	10,409	21,788	20,285
Earnings from operations	8,092	6,422	13,522	11,735

Other expense (income):
Interest expense	362	289	653	602
Interest income	(12)	(1)	(12)	(1)
Other, net	(73)	(8)	(143)	22
	277	280	498	623
Earnings before income taxes	7,815	6,142	13,024	11,112

Income taxes:
Current	757	578	1,222	1,034
Deferred	2,263	1,806	3,819	3,275
	3,020	2,384	5,041	4,309
Net earnings	4,795	3,758	7,983	6,803

Preferred dividends	2,158	2,158	4,316	4,321
Net earnings applicable to common stockholders	$2,637	1,600	3,667	2,482

Earnings per common share:
Basic	$.15	.09	.21	.15
Diluted	$.15	.09	.21	.14

Weighted average common shares outstanding:
Basic	17,154,032	17,111,607	17,149,538	17,105,304
Diluted	17,394,146	17,289,123	17,399,309	17,284,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$7,983	6,803
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	890	860
Stock option compensation	289	246
Loss on sale of property, plant and equipment	1	7
Earnings in equity method investment	(161)	-
Deferred income taxes	3,819	3,275
Change in assets and liabilities:
Accounts receivable	(7,265)	(5,770)
Inventories	(5,925)	(7,084)
Prepaid expenses and other	2,434	1,709
Other assets	145	161
Trade accounts payable	3,823	5,174
Accrued expenses and other liabilities	(43)	763
Net cash provided by operating activities	5,990	6,144

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,901)	(838)
Proceeds from the sale of property, plant and equipment	-	2
Purchases of investments	(1,700)	-
Net cash used in investing activities	(3,601)	(836)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,000	2,500
Principal payments on long-term debt	(4,092)	(4,742)
Proceeds from issuance of stock under stock option plans	45	162
Preferred dividends paid	(4,316)	(4,317)
Net cash used in financing activities	(2,363)	(6,397)

Net increase (decrease) in cash and cash equivalents	26	(1,089)

Cash and cash equivalents at beginning of period	2,143	5,566
Cash and cash equivalents at end of period	$2,169	4,477

Supplemental cash flow information
Cash paid during the period for:
Interest	$633	648
Income taxes	$1,062	597

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

          Geneve Corporation ("Geneve"), a privately-held diversified financial holding company, and its affiliated entities held greater than 90% of Aristotle's voting power at June 30, 2005 and 2004.

  Financial Statement Presentation

          The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2005 and 2004, results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004, as applicable, have been made. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

  Principles of Consolidation

          All significant intercompany balances and transactions have been eliminated in consolidation.

  Recently Issued Accounting Pronouncements

          In March 2005, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact on the Company's financial statements.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2005

  (Unaudited)

          In December 2004, the FASB issued a revised Statement of Financial Accounting Standards ("SFAS") No. 123, Share-Based Payment ("SFAS 123R"), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and incurs liabilities in exchange for goods or services. SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which was issued in October 1995. SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005. SFAS 123R provides for methods of applying this statement to existing awards during the transitional period. The adoption of SFAS 123R is not expected to have a material impact on the Company's financial statements.

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

          In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities ("VIE") created after December 31, 2003. For variable interests in a VIE created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company's financial statements for the three and six months ended June 30, 2005.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2005

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

          Shares of Common Stock available for issue upon conversion of the 1,096,622 shares of Series I Preferred Stock outstanding at June 30, 2005 and 2004, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

  Investments

          Prior to February 2005, the Company invested in a limited partnership, the general partner of which is an affiliate of the Company. In February 2005, the balance of the investment, approximately $4.1 million, was transferred to another limited partnership, the general partner of which is an affiliate of the Company. The assets of this limited partnership are managed exclusively by a non-affiliate of the Company. The purpose of the limited partnership in which the Company is currently invested is to manage a diversified investment portfolio. The Company invested $1.7 million during the three and six months ended June 30, 2005. No amounts were invested during the three and six months ended June 30, 2004. The Company's investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company's equity in the partnership's underlying book value. The Company's equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings. Equity earnings amounted to $.1 million for the three months ended June 30, 2005. Equity earnings amounted to $.2 million for the six months ended June 30, 2005. No amounts were earned for the three and six months ended June 30, 2004.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2005

  (Unaudited)

  Stockholders' Equity and Comprehensive Earnings

          Changes in stockholders' equity for the six months ended June 30 are as follows (in thousands):
	2005	2004
Balance at January 1	$70,660	59,844
Net earnings	7,983	6,803
Exercise of stock options, including related
tax benefit	57	246
Stock option compensation	289	246
Other comprehensive loss:
Foreign currency translation adjustment	(185)	(339)
Preferred dividends	(4,316)	(4,321)
Balance at June 30	$74,488	62,479

          Comprehensive earnings for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings	$4,795	3,758	7,983	6,803
Foreign currency translation adjustment	(147)	(172)	(185)	(339)
Comprehensive earnings	$4,648	3,586	7,798	6,464

  Stock Options

          The Company accounts for its stock options under the fair value-based recognition and measurement provisions of SFAS 123, which requires the fair value of stock options granted to employees to be measured at the date of grant and recognized as an expense over the service period, which is usually the vesting period of the grant. Under SFAS 123, the Company recognizes the fair value of stock options as an expense within its Condensed Consolidated Statements of Earnings.

          The Company has a 1997 Employee and Director Stock Plan ("1997 Plan") and 2002 Employee, Director and Consultant Stock Plan ("2002 Plan"). The Company does not currently intend to grant any additional options under the 1997 Plan. No stock options were granted under the 2002 Plan during the three and six months ended June 30, 2005. The total fair value of the options granted under the 2002 Plan during the three and six months ended June 30, 2004 was less than $.1 million. The total estimated fair value of options granted under the 2002 Plan is generally recognized as non-cash compensation expense over the three year vesting period for such options. The Company recorded pre-tax compensation expense related to granted stock options of approximately $.2 million and $.1 million for the three months ended June 30, 2005 and 2004, respectively. The Company recorded pre-tax compensation expense related to granted stock options of approximately $.3 million and $.2 million for the six months ended June 30, 2005 and 2004, respectively. The expected annual impact of the options granted to date on 2005 earnings before income taxes is a reduction of approximately $.4 million.

  THE ARISTOTLE CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2005

  (Unaudited)

  Defined Benefit Pension Plan

          Prior to September 10, 2004, the Company had two noncontributory defined benefit pension plans covering a substantial number of employees. On September 10, 2004, the Company merged both of its defined benefit pension plans with a defined benefit pension plan of an affiliate.

          The Company contributed $.2 million to the pension plan for the three and six months ended June 30, 2005. No contributions were made to the pension plans for the three and six months ended June 30, 2004. The Company expects to contribute a total of $1.3 million to the pension plan in 2005.

          The following table presents the components of net periodic benefit cost for the three and six months ended June 30 (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$173	155	345	312
Interest cost	208	203	417	406
Expected return on plan assets	(237)	(212)	(475)	(424)
Amortization of transition asset	-	(6)	-	(13)
Amortization of prior service cost	-	-	(1)	(1)
Recognized net actuarial loss	71	54	142	108
Net periodic benefit cost	$215	194	428	388

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

        The following table presents segment information for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Educational	$42,505	37,384	76,449	68,462
Commercial	7,680	7,228	15,484	15,170
Net sales	$50,185	44,612	91,933	83,632
Gross profit:
Educational	$16,840	14,895	30,937	28,079
Commercial	3,113	2,918	6,019	5,776
Other costs of sales	(706)	(982)	(1,646)	(1,835)
Gross profit	$19,247	16,831	35,310	32,020

        Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

        The following table presents segment identifiable asset information as of June 30, 2005, December 31, 2004 and June 30, 2004 (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
Identifiable assets:
Educational	$60,181	53,900	53,010
Commercial	5,920	4,832	5,547
Other corporate assets	54,390	52,173	52,558
Identifiable assets	$120,491	110,905	111,115

        Educational assets include $13.6 million, $13.7 million and $11.4 million of goodwill at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

        The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

        The following is a summary of key events for the three and six months ended June 30, 2005:

    increase in net sales of 12.5% and 9.9% in the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004;

    increase in gross profit of 14.4% and 10.3% in the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004; increase in gross profit margin to 38.4% in the second quarter of 2005 from 37.7% in the second quarter of 2004;

    27.2% and 17.2% increase in earnings before income taxes in the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004;

    27.6% increase in net earnings, resulting in a 66.7% increase in basic and diluted earnings per common share to $.15, in the second quarter of 2005, as compared to the second quarter of 2004; as a percentage of net sales, net earnings amounted to 9.6% in the second quarter of 2005, compared to 8.5% in the second quarter of 2004; 17.3% increase in net earnings, resulting in a 40.0% increase in basic earnings per common share to $.21, and 50.0% increase in diluted earnings per common share to $.21, in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004; as a percentage of net sales, net earnings amounted to 8.7% in the six months ended June 30, 2005, compared to 8.2% in the six months ended June 30, 2004;

    increase in cash retained in the Company to $2.2 million and $3.8 million in the three and six months ended June 30, 2005, respectively, from $1.8 million and $3.3 million in the three and six months ended June 30, 2004, respectively, primarily as a result of the increased current utilization of Federal net operating tax loss carryforwards;

    EBITDA(1) increase of 24.6% to $8.5 million in the second quarter of 2005, as compared to the same period in 2004; EBITDA increase of 14.4% to $14.4 million in the six months ended June 30, 2005, as compared to the same period in 2004;

    capital expenditures amounting to $1.2 million in the first six months of 2005 for the construction of an 80,000 square foot office and warehouse facility for the Company's Simulaids operations, anticipated to be completed in the first quarter of 2006;

    the Company had investments of $5.9 million at June 30, 2005, as compared to none at June 30, 2004; and

    semi-annual dividend payments (March 31 and September 30) totaling $4.3 million on the Company's Series I Preferred Stock and Series J Preferred Stock in the six months ended June 30, 2005.

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

        The following table sets forth selected financial data (i) as a percentage of net sales for the three and six months ended June 30, 2005 and 2004 and (ii) the percentage change in dollars in those reported items from the comparable period in 2004:
	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Net sales	100.0%	100.0%	12.5%	100.0%	100.0%	9.9%
Cost of sales	61.6	62.3	11.4	61.6	61.7	9.7
Gross profit	38.4	37.7	14.4	38.4	38.3	10.3

Selling and administrative expense	22.2	23.3	7.2	23.7	24.3	7.4
Earnings from operations	16.2	14.4	26.0	14.7	14.0	15.2

Other expense (income):
Interest expense	.7	.6	25.3	.7	.7	8.5
Interest income	-	-	*	-	-	*
Other, net	(.1)	-	*	(.2)	-	*
	.6	.6	(1.1)	.5	.7	(20.1)
Earnings before income taxes	15.6	13.8	27.2	14.2	13.3	17.2

Income taxes
Current	1.5	1.3	31.0	1.3	1.2	18.2
Deferred	4.5	4.0	25.3	4.2	3.9	16.6
	6.0	5.3	26.7	5.5	5.1	17.0
Net earnings	9.6%	8.5%	27.6	8.7%	8.2%	17.3

     *      Not meaningful.

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
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings	$4,795	3,758	7,983	6,803
Add:
Income taxes	3,020	2,384	5,041	4,309
Interest expense	362	289	653	602
Other expense (income)	(85)	(9)	(155)	21
Depreciation and amortization	461	444	890	860
EBITDA	$8,553	6,866	14,412	12,595

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net Sales

        Net sales for the second quarter of 2005 increased 12.5% to $50.2 million from $44.6 million for the comparable period in 2004. The growth in net sales for the second quarter of 2005 is primarily attributable to organic growth of approximately 9.2% and the inclusion of an additional $1.5 million of net sales from the CPR Prompt and Ginsberg acquisitions which were completed in the third quarter of 2004. Net sales in the educational segment, totaling $42.5 million, increased 13.7% in the second quarter of 2005 from $37.4 million in the comparable period in 2004. Excluding the net sales from CPR Prompt and Ginsberg, educational net sales for the second quarter of 2005 increased 9.7% from the second quarter of 2004. The commercial segment recorded net sales of $7.7 million in the second quarter of 2005 as compared to $7.2 million in the second quarter of 2004, thereby increasing 6.3%.

Gross Profit

        Gross profit for the second quarter of 2005 increased 14.4% to $19.2 million from $16.8 million for the comparable period in 2004. The increase in gross profit for the second quarter of 2005 is primarily attributable to the 12.5% increase in net sales including the additional gross profit of $.6 million contributed by CPR Prompt and Ginsberg. The gross profit margin of 38.4% in the second quarter of 2005 increased from the 37.7% gross profit margin in the comparable period in 2004. The educational segment gross profit for the second quarter of 2005 increased 13.1% to $16.8 million from $14.9 million for the comparable period in 2004. The educational segment gross profit margin decreased slightly to 39.6% in the second quarter of 2005 from 39.8% for the comparable period in 2004. The commercial segment gross profit for the second quarter of 2005 increased 6.7% to $3.1 million from $2.9 million for the comparable period in 2004. The commercial segment gross profit margin of 40.5% for the second quarter of 2005 remained consistent with the commercial segment gross profit margin in the comparable period in 2004.

Selling and Administrative Expenses

        Selling and administrative expenses for the second quarter of 2005 increased 7.2% to $11.2 million from $10.4 million in the comparable period in 2004. As a percent of net sales, selling and administrative expenses amounted to 22.2% for the second quarter of 2005, as compared to 23.3% in the second quarter of 2004. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the second quarter of 2005 were impacted by the following: (i) increase in salaries and wages of $.4 million, or 6.1%, as a result of increases in annual employee compensation and the number of employees; (ii) increase in advertising expenses of $.1 million; and (iii) increase in group health care costs by 16.2% to $1.0 million.

        The Company recorded $.2 million and $.1 million in compensation expense for the second quarters of 2005 and 2004, respectively, related to grants of stock options to certain employees and directors.

        The Company incurred expenses of $.2 million to Geneve for certain administrative services for each of the second quarters of 2005 and 2004.

Interest Expense

        Interest expense for the second quarter of 2005 increased 25.3% to $.4 million from $.3 million for the second quarter of 2004. The increase in interest expense is primarily due to the increase in the weighted average interest rates during the second quarter of 2005, net of the decrease in the weighted average debt outstanding, compared to the same period in 2004. The weighted average interest rate on the Company's debt increased to 4.6% in the second quarter of 2005 compared to 3.3% in the comparable period in 2004. The decrease in the weighted average debt outstanding during the second quarter of 2005 is the result of the payment of $3.4 million during the third quarter of 2004 in full settlement of the mortgage related to the properties held by NHI, LLC ("NHI").

        The Company's credit agreements assessed interest at a weighted average rate of 4.8%, 4.1% and 3.3% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

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

        The income tax provision for the second quarter of 2005 was $3.0 million compared to $2.4 million for the comparable period in 2004. These tax provisions reflect effective tax rates of 38.6% and 38.8% for the second quarters of 2005 and 2004, respectively. For the second quarters of 2005 and 2004, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes. Approximately $2.2 million of the income tax provision for the second quarter of 2005 relates to the current utilization of the Company's Federal net operating tax loss carryforwards, compared to approximately $1.8 million in the second quarter of 2004. Although the reported earnings for the second quarters of 2005 and 2004 are shown after-tax, approximately $2.2 million and $1.8 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2005 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes for through 2006.

        At June 30, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $16.6 million, net of a valuation allowance of $7.7 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the merger with Nasco International, Inc. on June 17, 2002 (the "Merger"). The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. There were no changes to the valuation allowance during the second quarters of 2005 and 2004.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net Sales

        Net sales for the six months ended June 30, 2005 increased 9.9% to $91.9 million from $83.6 million for the comparable period in 2004. The growth in net sales for the six months ended June 30, 2005 is primarily attributable to organic growth of approximately 6.6% and the inclusion of an additional $2.8 million of net sales from the CPR Prompt and Ginsberg acquisitions which were completed in the third quarter of 2004. Net sales in the educational segment, totaling $76.4 million, increased 11.7% in the six months ended June 30, 2005 from $68.5 million in the comparable period in 2004. Excluding the net sales from CPR Prompt and Ginsberg, educational net sales for the six months ended June 30, 2005 increased 7.5% from the comparable period in 2004. The commercial segment recorded net sales of $15.5 million in the six months ended June 30, 2005 as compared to $15.1 million in the six months ended June 30, 2004.

Gross Profit

        Gross profit for the six months ended June 30, 2005 increased 10.3% to $35.3 million from $32.0 million for the comparable period in 2004. The increase in gross profit for the six months ended June 30, 2005 is primarily attributable to the 9.9% increase in net sales including the additional gross profit of $1.2 million contributed by CPR Prompt and Ginsberg. The gross profit margin of 38.4% for the six months ended June 30, 2005 remained consistent with the gross profit margin in the comparable period in 2004. The educational segment gross profit for the six months ended June 30, 2005 increased 10.2% to $30.9 million from $28.1 million for the comparable period in 2004. The educational segment gross profit margin decreased to 40.5% in the six months ended June 30, 2005 from 41.0% for the comparable period in 2004. The decrease in the educational segment gross profit margin in the second quarter of 2005 is primarily due to a shift in sales mix and increased fuel costs supporting product distribution. The commercial segment gross profit for the six months ended June 30, 2005 increased 4.2% to $6.0 million from $5.8 million for the comparable period in 2004. The commercial segment yielded a gross profit margin of 38.9% in the six months ended June 30, 2005, as compared to 38.1% in the comparable period in 2004. The increase in the commercial segment gross profit margin is primarily due to a shift in sales mix.

Selling and Administrative Expenses

        Selling and administrative expenses for the six months ended June 30, 2005 increased 7.4% to $21.8 million from $20.3 million in the comparable period in 2004. As a percent of net sales, selling and administrative expenses amounted to 23.7% for the six months ended June 30, 2005, as compared to 24.3% in the comparable period in 2004. Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for the six months ended June 30, 2005 were impacted by the following: (i) increase in salaries and wages of $.7 million, or 5.7%, as a result of increases in annual employee compensation and the number of employees; (ii) increase in advertising expenses of $.2 million; and (iii) increase in group health care costs by 27.2% to $2.0 million.

        The Company recorded $.3 million and $.2 million in compensation expense for the six months ended June 30, 2005 and 2004, respectively, related to grants of stock options to certain employees and directors.

        The Company incurred expenses of $.4 million to Geneve for certain administrative services for each of the six months ended June 30, 2005 and 2004.

Interest Expense

        Interest expense for the six months ended June 30, 2005 increased 8.5% to $.7 million from $.6 million for the comparable period in 2004. The increase in interest expense is primarily due to the increase in the weighted average interest rates during the six months ended June 30, 2005, net of the decrease in the weighted average debt outstanding, compared to the same period in 2004. The weighted average interest rate on the Company's debt increased to 4.4% in the six months ended June 30, 2005 compared to 3.4% in the comparable period in 2004. The decrease in the weighted average debt outstanding during the six months ended June 30, 2005 is the result of the payment of $3.4 million during the third quarter of 2004 in full settlement of the mortgage related to the properties held by NHI.

        The Company's credit agreements assessed interest at a weighted average rate of 4.8%, 4.1% and 3.3% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

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

        The income tax provision for the six months ended June 30, 2005 was $5.0 million compared to $4.3 million for the comparable period in 2004. These tax provisions reflect effective tax rates of 38.7% and 38.8% for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes. Approximately $3.8 million of the income tax provision for the six months ended June 30, 2005 relates to the current utilization of the Company's Federal net operating tax loss carryforwards, compared to approximately $3.3 million in the six months ended June 30, 2004. Although the reported earnings for the six months ended June 30, 2005 and 2004 are shown after-tax, approximately $3.8 million and $3.3 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2005 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

        At June 30, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $16.6 million, net of a valuation allowance of $7.7 million. Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger. The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized. There were no changes to the valuation allowance during the six months ended June 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2005, the Company had working capital of $62.1 million, increasing from $53.4 million at December 31, 2004. At June 30, 2004, the Company had working capital of $48.6 million. Cash and cash equivalents increased slightly in the six months ended June 30, 2005, ending the period at $2.2 million. Cash and cash equivalents decreased $1.1 million in the six months ended June 30, 2004, ending the period at $4.5 million. This decrease in the use of cash and cash equivalents during the six months ended June 30, 2005 as compared to the same period in 2004 is primarily due to the following activities:

  The Company generated cash of $6.0 million from operations during the six months ended June 30, 2005 compared to $6.1 million for the comparable period of 2004.

The changes in current assets and liabilities are typical for the first six months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year. For more information on the seasonality of the Company's business, please refer to the "Fluctuations in Quarterly Results of Operations" section above.

  The Company used cash of $3.6 million for investing activities in the six months ended June 30, 2005, compared to $.8 million for the comparable period in 2004. In the six months ended June 30, 2005, the Company used cash of $1.2 million to purchase land and fund a portion of the construction of an approximately 80,000 square foot office and warehouse facility for the Company's Simulaids operations. It is estimated that the construction cost of the facility will be approximately $4.8 million. The Company anticipates completing construction of the facility in the first quarter of 2006. The Company is funding the construction of the facility through a one year, $4.3 million construction loan, with interest payable monthly at the mortgage lender's prime rate. Subsequent to the completion of the facility, the construction loan will convert to a 10-year mortgage on the new facility, with interest payable at the one month LIBOR rate plus a margin of 1.75 basis points. The Company intends to sell the current Simulaids facility following commencement of operations at the new facility.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.7 million and $.8 million in the six months ended June 30, 2005 and 2004, respectively.

During the six months ended June 30, 2005, the Company invested $1.7 million in an investment limited partnership, the general partner of which is an affiliate of the Company. The assets of the limited partnership are managed exclusively by a non-affiliate of the Company (see Note 7 of the Notes Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q). No such investments were made during the six months ended June 30, 2004. The Company had investments of $5.9 million at June 30, 2005, as compared to none at June 30, 2004.

  Financing activities used cash of $2.4 million in the six months ended June 30, 2005, compared to $6.4 million for the comparable period in 2004. In the six months ended June 30, 2005, the net principal proceeds from debt of $1.9 million were primarily due to the increase in the amounts outstanding on the Company's primary credit facility due to seasonal working capital requirements and the $1.2 million of capital expenditures in connection with the new Simulaids facility. In the six months ended June 30, 2004, the net principal payments on debt of $2.2 million were primarily due to the following: (i) decrease of $.5 million in the amounts outstanding on the Company's primary credit facility; (ii) payment of $1.1 million for the settlement of capital lease obligations related to the Haan Building Facility; and (iii) payment in full of the $.5 million note payable to a related party.

The Company paid dividends of $4.3 million in each of the six months ended June 30, 2005 and 2004 on its Series I Preferred Stock and Series J Preferred Stock.

        On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company's current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At June 30, 2005, the weighted average interest rate on this debt was 4.6%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 5.1%. Such rate commitments expire on various dates through November 7, 2005. The Company's Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary's capital stock outstanding and ownership interests of certain of the Company's limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of June 30, 2005.

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

        Deferred Income Taxes - At June 30, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $16.6 million, net of a valuation allowance of approximately $7.7 million, related primarily to Federal net operating tax loss carryforwards. The realizability of this asset is dependent upon the Company's generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position. Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset, including the valuation allowance, at June 30, 2005 is subject to future adjustment based upon changes in management's evaluation of the realizability of the deferred tax asset.

        Goodwill - The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination. The Company evaluated its goodwill at December 31, 2004, and determined that there was no impairment of goodwill.

        Defined Benefit Plans - The Company accounts for the benefits under its defined benefit pension plan using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions." These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of "events" are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, pension benefits are earned in, and should be expensed in, the same pattern.

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

QUALITATIVE

        Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of the Company's sales in the six months ended June 30, 2005 and 2004. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

        The Company's debt as of June 30, 2005 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.1	$26.9
Weighted average interest rate	6.0%	4.8%
Fair market value	$.1	$26.9

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

        There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those projected or suggested in such forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company's securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company's securities which is not held by the Company's majority stockholder and members of the Company's Board of Directors and/or management; (v) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (vi) other factors identified in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forward-Looking Statements," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As a result, the Company's future development efforts involve a high degree of risk. For further information, please see the Company's filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

PART II

ITEM 6. EXHIBITS

        The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.10	AIA Document A191-Standard Form of Agreement Between Owner and Design/Builder dated as of May 16, 2005 by and between Simulaids, Inc. and Kingston Equipment Rental, Inc.
10.20	Building Loan Agreement dated as of July 1, 2005 by and between Simulaids, Inc. and M&T Real Estate Trust.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                            Date: August 11, 2005

                                                                                                                                            /s/ Steven B. Lapin

                                                                                                                                            Steven B. Lapin

                                                                                                                                            President and Chief Operating Officer

                                                                                                                                            (Principal Executive Officer)

                                                                                                                                            Date: August 11, 2005

                                                                                                                                            /s/ Dean T. Johnson

                                                                                                                                            Dean T. Johnson

                                                                                                                                            Vice President and Chief Financial Officer

                                                                                                                                            (Principal Financial and Accounting Officer)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
10.10	AIA Document A191-Standard Form of Agreement Between Owner and Design/Builder dated as of May 16, 2005 by and between Simulaids, Inc. and Kingston Equipment Rental, Inc.
10.11	Building Loan Agreement dated as of July 1, 2005 by and between Simulaids, Inc. and M&T Real Estate Trust.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.