Form 10-Q
period 2005-09-30
ARISTOTLE CORP
filed 2005-11-10
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 10, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

06902

(ZIP CODE)

(203) 358-8000

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes [  ] No [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of November 10, 2005, 17,194,327 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I

ITEM 1. FINANCIAL INFORMATION

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	September 30, 2005	December 31, 2004	September 30, 2004
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$3,011	2,143	4,219
Investments	6,019	4,058	1,016
Accounts receivable, net	25,013	12,592	23,070
Inventories	34,963	33,356	33,348
Prepaid expenses and other	5,255	6,665	3,912
Refundable income taxes	-	49	-
Deferred income taxes	9,825	9,825	9,292
Total current assets	84,086	68,688	74,857

Property, plant and equipment, net	20,421	17,405	17,256

Goodwill	13,818	13,707	13,530
Deferred income taxes	3,969	10,594	10,952
Other assets	416	511	526
Total assets	$122,710	110,905	117,121

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$119	114	105
Trade accounts payable	9,436	7,192	9,320
Accrued expenses	4,747	5,833	5,981
Accrued dividends payable	-	2,158	-
Income taxes	385	-	245
Total current liabilities	14,687	15,297	15,651

Long-term debt, less current installments	28,839	24,948	32,880

Stockholders’ equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,100,122,
1,096,622 and 1,096,622 shares issued and outstanding at September
30, 2005, December 31, 2004 and September 30, 2004, respectively	6,601	6,580	6,580
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,170,329,
17,142,779 and 17,129,354 shares issued and outstanding at
September 30, 2005, December 31, 2004 and September 30, 2004,
respectively	172	171	171
Additional paid-in capital	2,773	2,310	1,288
Retained earnings (accumulated deficit)	3,368	(4,331)	(5,315)
Accumulated other comprehensive earnings	510	170	106
Total stockholders’ equity	79,184	70,660	68,590
Total liabilities and stockholders’ equity	$122,710	110,905	117,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$58,626	55,368	150,559	139,000
Cost of sales	37,222	35,199	93,845	86,811
Gross profit	21,404	20,169	56,714	52,189

Selling and administrative expense	11,060	10,885	32,848	31,170
Earnings from operations	10,344	9,284	23,866	21,019

Other expense (income):
Interest expense	369	292	1,022	894
Interest income	(11)	(1)	(23)	(2)
Other, net	(116)	(40)	(259)	(18)
	242	251	740	874
Earnings before income taxes	10,102	9,033	23,126	20,145

Income taxes:
Current	1,064	1,004	2,286	2,038
Deferred	2,846	411	6,665	3,686
	3,910	1,415	8,951	5,724
Net earnings	6,192	7,618	14,175	14,421

Preferred dividends	2,160	2,158	6,476	6,479
Net earnings applicable to common stockholders	$4,032	5,460	7,699	7,942

Earnings per common share:
Basic	$.23	.32	.45	.46
Diluted	$.23	.32	.44	.46

Weighted average common shares outstanding:
Basic	17,164,155	17,120,573	17,154,462	17,110,431
Diluted	17,422,089	17,330,679	17,404,363	17,298,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$14,175	14,421
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,362	1,348
Stock option compensation	359	369
(Gain) loss on sale of property, plant and equipment	(2)	7
Earnings in equity method investment	(261)	(16)
Deferred income taxes	6,665	3,686
Change in assets and liabilities:
Accounts receivable	(12,421)	(11,189)
Inventories	(1,607)	(3,210)
Prepaid expenses and other	1,410	1,686
Other assets	(16)	(7)
Trade accounts payable	2,244	3,238
Accrued expenses and other liabilities	(465)	2,241
Net cash provided by operating activities	11,443	12,574

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,234)	(1,169)
Proceeds from the sale of property, plant and equipment	5	2
Purchases of investments	(1,700)	(1,000)
Cash paid for acquisitions, net of cash acquired	-	(3,729)
Net cash used in investing activities	(5,929)	(5,896)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,907	9,500
Principal payments on long-term debt	(7,011)	(9,104)
Proceeds from issuance of stock under stock option plans	92	212
Preferred dividends paid	(8,634)	(8,633)
Net cash used in financing activities	(4,646)	(8,025)

Net increase (decrease) in cash and cash equivalents	868	(1,347)

Cash and cash equivalents at beginning of period	2,143	5,566
Cash and cash equivalents at end of period	$3,011	4,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

1.

Organization

The Aristotle Corporation (“Aristotle”) and its subsidiaries (together with Aristotle, the “Company”), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products.  A selection of over 80,000 items is offered, primarily through more than 45 separate catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Spectrum Educational Supplies, Hubbard Scientific, Scott Resources, Haan Crafts, To-Sew, CPR Prompt®, Ginsberg Scientific and Summit Learning.  Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials, medical simulators and items for the agricultural, senior care and food industries.  In addition, the Company offers simulation kits and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields.  The Company also markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs.  The proprietary product lines are developed internally through the Company’s research and development efforts and acquired externally by licensing rights from third parties.  The Company’s inventories primarily consist of finished goods and catalog merchandise.

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held greater than 90% of Aristotle’s voting power at September 30, 2005 and 2004.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2005 and 2004, results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004, as applicable, have been made.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

4.

Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of FIN 47 is not expected to have a material impact on the Company’s financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and incurs liabilities in exchange for goods or services.  SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period.  The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which was issued in October 1995.  SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005.  SFAS 123R provides for methods of applying this statement to existing awards during the transitional period.  The adoption of SFAS 123R is not expected to have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: An Amendment of ARB No. 43 (“SFAS 151”), which clarifies that abnormal costs of idle facility expense, freight, handling costs and wasted material should be recognized as current period expenses.  SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company was required to apply Interpretation 46R to interests in variable interest entities (“VIE”) created after December 31, 2003.  For variable interests in a VIE created before January 1, 2004, the interpretation was applied beginning on January 1, 2005.  If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The adoption of Interpretation 46R did not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2005.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

5.

Business Combinations

On September 17, 2004, Aristotle purchased certain assets of the science product line of Ginsberg Scientific Company and GSC International, Inc. (collectively referred to as “Ginsberg”) for $1.8 million.  Ginsberg is a manufacturer and distributor of products and kits designed to demonstrate certain science concepts for students in grades 5-12.  The Ginsberg offerings complement the science product lines manufactured and distributed by the Company in the educational segment.  The results of Ginsberg’s operations have been included in the Company’s consolidated financial statements since the date of such acquisition.  The purchase price allocation resulted in goodwill of $1.0 million attributable to the educational segment.

On August 11, 2004, Aristotle purchased certain assets of the CPR Prompt product line for $1.9 million.  The CPR Prompt product line is comprised of a number of products, primarily training manikins, used in the instruction of cardiopulmonary resuscitation.  The CPR Prompt product line complements product lines manufactured and distributed by the Company in the educational segment.  The results of CPR Prompt’s operations have been included in the Company’s consolidated financial statements since the date of such acquisition.  The purchase price allocation resulted in goodwill of $1.0 million attributable to the educational segment.

6.

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

Shares of Common Stock available for issue upon conversion of the 1,100,122 and 1,096,622 shares of Series I Preferred Stock outstanding at September 30, 2005 and 2004, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

7.

Investments

Prior to February 2005, the Company invested in a limited partnership, the general partner of which is an affiliate of the Company.  In February 2005, the balance of the investment, approximately $4.1 million, was transferred to another limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership in which the Company is currently invested is to manage a diversified investment portfolio.  No additional amounts were invested during the three months ended September 30, 2005.  During the nine months ended September 30, 2005, the Company invested an additional $1.7 million.  The Company invested $1.0 million during the three and nine months ended September 30, 2004.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  For the three and nine months ended September 30, 2005, equity earnings amounted to $.1 million and $.3 million, respectively.  Equity earnings amounted to less than $.1 million for each of the three and nine months ended September 30, 2004.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

8.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the nine months ended September 30 are as follows (in thousands):

	2005	2004
Balance at January 1	$70,660	59,844
Net earnings	14,175	14,421
Exercise of stock options, including related
tax benefit	126	227
Stock option compensation	359	369
Other comprehensive earnings:
Foreign currency translation adjustment	340	208
Preferred dividends	(6,476)	(6,479)
Balance at September 30	$79,184	68,590

Comprehensive earnings for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings	$6,192	7,618	14,175	14,421
Foreign currency translation adjustment	525	547	340	208
Comprehensive earnings	$6,717	8,165	14,515	14,629

9.

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

The Company has a 1997 Employee and Director Stock Plan (“1997 Plan”) and 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”).  The Company does not currently intend to grant any additional options under the 1997 Plan.  The total fair value of the options granted under the 2002 Plan during the three months ended September 30, 2005 was less than $.1 million.  No stock options were granted under the 2002 Plan during the three months ended September 30, 2004.  The total fair value of the options granted under the 2002 Plan during each of the nine months ended September 30, 2005 and 2004 was less than $.1 million.  The total estimated fair value of options granted under the 2002 Plan is generally recognized as non-cash compensation expense over the three year vesting period for such options.  The Company recorded pre-tax compensation expense related to granted stock options of approximately $.1 million and $.2 million for the three months ended September 30, 2005 and 2004, respectively.  The Company recorded pre-tax compensation expense related to granted stock options of approximately $.4 million for each of the nine months ended September 30, 2005 and 2004.  The expected annual impact of the options granted to date on 2005 earnings before income taxes is a reduction of approximately $.4 million.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

10.

Defined Benefit Pension Plan

Prior to September 10, 2004, the Company had two noncontributory defined benefit pension plans covering a substantial number of employees.  On September 10, 2004, the Company merged both of its defined benefit pension plans with a defined benefit pension plan of an affiliate.

The Company contributed $.8 million and $.4 million to the pension plan for the three months ended September 30, 2005 and 2004, respectively.  The Company contributed $1.0 million and $.4 million to the pension plan for the nine months ended September 30, 2005 and 2004, respectively.  The Company expects to contribute a total of $1.3 million to the pension plan in 2005.

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$172	157	517	469
Interest cost	209	203	626	609
Expected return on plan assets	(238)	(212)	(713)	(636)
Amortization of transition asset	-	(7)	-	(20)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Recognized net actuarial loss	71	53	213	161
Net periodic benefit cost	$213	193	641	581

11.

Segment Reporting

The Company’s business activities are organized into two business segments, educational and commercial.  The educational segment relates to instructional teaching aids and materials, which are distributed to educational institutions principally in North America, for kindergarten through grade 12 classes, and for nursing school and emergency medical instructors.  Products in the educational segment are marketed primarily through catalogs.  The growth potential of the educational segment is directly related to school enrollments and the strength of government funding of education.  The commercial segment relates to agricultural products, sterile sampling containers and systems, materials for nursing home activities and novelty and gift products.  Products in the commercial segment are marketed through catalogs nationwide and through a worldwide dealer network covering more than 60 countries.  Market growth in the commercial segment is principally impacted by the general economic conditions of world agriculture, the increasing size of the aged population, as well as increasing global awareness of food and water quality standards.  The Company evaluates the performance of these segments based on segment net sales and gross profit.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

The following table presents segment information for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales:
Educational	$50,794	47,670	127,243	116,132
Commercial	7,832	7,698	23,316	22,868
Net sales	$58,626	55,368	150,559	139,000
Gross profit:
Educational	$19,653	18,612	50,590	46,691
Commercial	3,025	2,902	9,044	8,678
Other costs of sales	(1,274)	(1,345)	(2,920)	(3,180)
Gross profit	$21,404	20,169	56,714	52,189

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of September 30, 2005, December 31, 2004 and September 30, 2004 (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
Identifiable assets:
Educational	$57,654	53,900	52,122
Commercial	6,036	4,832	5,658
Other corporate assets	59,020	52,173	59,341
Identifiable assets	$122,710	110,905	117,121

Educational assets include $13.8 million, $13.7 million and $13.5 million of goodwill at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

12.

Supplemental Cash Flow Information

The following table presents supplemental cash flow information for the nine months ended September 30 (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Cash paid during the period for:
Interest	$907	950
Income taxes	1,906	1,373

Non-cash investing and financing activities:
Net assets from acquisitions:
Net working capital	-	1,104
Property, plant and equipment	-	135
Goodwill	-	1,951
Deferred income taxes	-	404
Other assets	-	135
Total cash paid for acquisitions,
net of cash acquired	$-	3,729

13.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three and nine months ended September 30, 2005:

▪

increase in net sales of 5.9% and 8.3% in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004;

▪

increase in gross profit of 6.1% and 8.7% in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004;

▪

increase in earnings before income taxes of 11.8% and 14.8% in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004;

▪

18.7% decrease in net earnings to $6.2 million ($.23 per basic and diluted common share) in the three months ended September 30, 2005 from $7.6 million ($.32 per basic and diluted common share) in the comparable period in 2004; 1.7% decrease in net earnings to $14.2 million ($.45 and $.44 per basic and diluted common share, respectively) in the nine months ended September 30, 2005 from $14.4 million ($.46 per basic and diluted common share) in the comparable period in 2004; the net earnings for each of the three and nine months ended September 30, 2004 includes a benefit to net earnings of $2.2 million ($.13 per basic and diluted common share) as a result of the reduction in the deferred tax asset valuation allowance principally related to Federal net operating tax loss carryforwards and increases to other net deferred tax assets;  based on current estimates of projected taxable income, the deferred tax asset valuation allowance was not adjusted in the three or nine months ended September 30, 2005;

▪

increase in cash retained in the Company to $2.8 million and $6.6 million in the three and nine months ended September 30, 2005, respectively, from $2.6 million and $5.9 million in the three and nine months ended September 30, 2004, respectively, primarily as a result of the increased current utilization of Federal net operating tax loss carryforwards;

▪

EBITDA(1) increase of 10.7% to $10.8 million in the third quarter of 2005, as compared to the same period in 2004; EBITDA increase of 12.8% to $25.2 million in the nine months ended September 30, 2005, as compared to the same period in 2004;

▪

capital expenditures amounting to $3.3 million in the first nine months of 2005 related to the construction of an 80,000 square foot office and warehouse facility for the Company’s Simulaids operations, anticipated to be completed in the first quarter of 2006;

▪

the Company had investments of $6.0 million at September 30, 2005, as compared to $1.0 million at September 30, 2004; and

▪

semi-annual dividend payments (March 31 and September 30) totaling $8.6 million on the Company’s Series I Preferred Stock and Series J Preferred Stock in the nine months ended September 30, 2005.

A key strength of the Company’s business is its ability to generate cash consistently.  The Board of Directors and management use cash generated as a measure of the Company’s performance.  The Company uses the cash generated from operations to strengthen the balance sheet, including making investments and reducing liabilities such as pension and debt obligations, paying dividends on its preferred stock and completing prudent acquisition opportunities.  The Company’s management believes that examining the ability to generate cash provides investors with additional insight into the Company’s performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the three and nine months ended September 30, 2005 and 2004 and (ii) the percentage change in dollars in those reported items from the comparable period in 2004:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Net sales	100.0%	100.0%	5.9%	100.0%	100.0%	8.3%
Cost of sales	63.5	63.6	5.7	62.3	62.5	8.1
Gross profit	36.5	36.4	6.1	37.7	37.5	8.7

Selling and administrative expense	18.9	19.7	1.6	21.8	22.4	5.4
Earnings from operations	17.6	16.7	11.4	15.9	15.1	13.5

Other expense (income):
Interest expense	.6	.5	26.4	.7	.6	14.3
Interest income	-	-	*	-	-	*
Other, net	(.2)	(.1)	190.0	(.2)	-	*
	.4	.4	(3.6)	.5	.6	(15.3)
Earnings before income taxes	17.2	16.3	11.8	15.4	14.5	14.8

Income taxes
Current	1.8	1.8	6.0	1.5	1.5	12.2
Deferred	4.9	.7	592.5	4.4	2.7	80.8
	6.7	2.5	176.3	5.9	4.2	56.4
Net earnings	10.5%	13.8%	(18.7)	9.5%	10.3%	(1.7)

*

Not meaningful.

(1)

 “EBITDA,” which is considered a non-GAAP financial measure, is defined as earnings before income taxes, interest expense, other income and expense, depreciation and amortization.  A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance, financial position or cash flows that either excludes or includes amounts that are normally included or excluded in a comparable measure calculated and presented under GAAP.  EBITDA is not presented as an alternative measure of operating results (such as earnings from operations or net earnings) or cash flow from operations, as determined in accordance with GAAP, but is presented because the Company’s management believes it is a widely accepted indicator of the Company’s current financial performance and ability to incur and service debt.  EBITDA does not give effect to cash used for debt service requirements and thus does not reflect funds available for dividends, reinvestment or other discretionary uses.  In addition, EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.  The following table provides a reconciliation of net earnings to EBITDA for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings	$6,192	7,618	14,175	14,421
Add:
Income taxes	3,910	1,415	8,951	5,724
Interest expense	369	292	1,022	894
Other expense (income)	(127)	(41)	(282)	(20)
Depreciation and amortization	472	488	1,362	1,348
EBITDA	$10,816	9,772	25,228	22,367

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales

Net sales for the third quarter of 2005 increased 5.9% to $58.6 million from $55.4 million for the comparable period in 2004.  The growth in net sales for the third quarter of 2005 is primarily attributable to organic growth of approximately 4.0% and the inclusion of an additional $1.1 million of net sales from the CPR Prompt and Ginsberg acquisitions which were completed in the third quarter of 2004.

Net sales in the educational segment, totaling $50.8 million, increased 6.6% in the third quarter of 2005 from $47.6 million in the comparable period in 2004.  Excluding the net sales from CPR Prompt and Ginsberg, educational net sales for the third quarter of 2005 increased 4.4% from the third quarter of 2004.  The commercial segment recorded net sales of $7.8 million in the third quarter of 2005, a 1.7% increase from the third quarter of 2004.

Gross Profit

Gross profit for the third quarter of 2005 increased 6.1% to $21.4 million from $20.2 million for the comparable period in 2004.  The increase in gross profit for the third quarter of 2005 is primarily attributable to the 5.9% increase in net sales including the additional gross profit of $.3 million contributed by CPR Prompt and Ginsberg.  The gross profit margin of 36.5% in the third quarter of 2005 remained consistent with the gross profit margin in the comparable period in 2004.

The educational segment gross profit for the third quarter of 2005 increased 5.6% to $19.7 million from $18.6 million for the comparable period in 2004.  The educational segment gross profit margin decreased slightly to 38.7% in the third quarter of 2005 from 39.0% for the comparable period in 2004.  The commercial segment gross profit for the third quarter of 2005 increased 4.2% to $3.0 million from $2.9 million for the comparable period in 2004.  The commercial segment yielded a gross profit margin of 38.6% in the third quarter of 2005, as compared to 37.7% in the third quarter of 2004.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2005 increased 1.6% to $11.0 million from $10.9 million in the comparable period in 2004.  As a percent of net sales, selling and administrative expenses amounted to 18.9% for the third quarter of 2005, as compared to 19.7% in the third quarter of 2004.  Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the third quarter of 2005 were impacted by the following: (i) increase in salaries and wages of $.4 million, or 7.4%, as a result of increases in annual employee compensation and the number of employees; and (ii) decrease in group health care costs by 16.6% to $.7 million.

The Company recorded $.1 million and $.2 million in compensation expense for the third quarters of 2005 and 2004, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for each of the third quarters of 2005 and 2004.

Interest Expense

Interest expense for the third quarter of 2005 increased 26.4% to $.4 million from $.3 million for the third quarter of 2004.  The increase in interest expense is primarily due to the increase in the weighted average interest rate to 5.2% during the third quarter of 2005, compared to 3.5% in the third quarter of 2004.

The Company’s credit agreements assessed interest at a weighted average rate of 5.5%, 4.1% and 3.4% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

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

The income tax provision for the third quarter of 2005 was $3.9 million versus $1.4 million for the comparable period in 2004.  These tax provisions reflect effective tax rates of 38.7% and 15.7% for the third quarters of 2005 and 2004, respectively.  For the third quarter of 2005, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes.  For the third quarter of 2004, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from reductions in the valuation allowance amounting to $1.4 million primarily related to increased estimates of projected taxable income, increases to other net deferred tax assets amounting to $.8 million, foreign income taxes and state income taxes.  Approximately $2.8 million of the income tax provision for the third quarter of 2005 relates to the current utilization of the Company’s Federal net operating tax loss carryforwards, compared to approximately $2.6 million in the third quarter of 2004.  Although the reported earnings for the third quarters of 2005 and 2004 are shown after-tax, approximately $2.8 million and $2.6 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2005 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At September 30, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $13.8 million, net of a valuation allowance of $7.7 million.  Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the merger with Nasco International, Inc. on June 17, 2002 (the “Merger”).  The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized.  There were no changes to the valuation allowance during the third quarter of 2005.  The valuation allowance decreased $2.1 million in the third quarter of 2004.   In accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”), $.7 million of this decrease in the valuation allowance in the third quarter of 2004 was recognized as a reduction to goodwill of CPR Prompt and Ginsberg as a result of the increased projected Federal taxable income provided by these acquisitions.  The remaining $1.4 million decrease in the valuation allowance in the third quarter of 2004 was primarily related to the following:  (i) $1.6 million decrease in the valuation allowance due to other increased estimates of projected Federal taxable income; and (ii) $.2 million increase in the valuation allowance related to the ability to realize other deferred tax assets.  The Company now believes it is more likely than not that certain of these Federal net operating tax loss carryforwards will be utilized.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Sales

Net sales for the nine months ended September 30, 2005 increased 8.3% to $150.5 million from $139.0 million for the comparable period in 2004.  The growth in net sales for the nine months ended September 30, 2005 is primarily attributable to organic growth of approximately 5.5% and the inclusion of an additional $3.9 million of net sales from the CPR Prompt and Ginsberg acquisitions which were completed in the third quarter of 2004.

Net sales in the educational segment, totaling $127.2 million, increased 9.6% in the nine months ended September 30, 2005 from $116.1 million in the comparable period in 2004.  Excluding the net sales from CPR Prompt and Ginsberg, educational net sales for the nine months ended September 30, 2005 increased 6.3% from the comparable period in 2004.  The commercial segment recorded net sales of $23.3 million in the nine months ended September 30, 2005 as compared to $22.9 million in the nine months ended September 30, 2004.

Gross Profit

Gross profit for the nine months ended September 30, 2005 increased 8.7% to $56.7 million from $52.2 million for the comparable period in 2004.  The increase in gross profit for the nine months ended September 30, 2005 is primarily attributable to the 8.3% increase in net sales including the additional gross profit of $1.5 million contributed by CPR Prompt and Ginsberg.  The gross profit margin of 37.7% for the nine months ended September 30, 2005 remained consistent with the gross profit margin in the comparable period in 2004.

The educational segment gross profit for the nine months ended September 30, 2005 increased 8.4% to $50.6 million from $46.7 million for the comparable period in 2004.  The educational segment gross profit margin decreased to 39.8% in the nine months ended September 30, 2005 from 40.2% for the comparable period in 2004.  The commercial segment gross profit for the nine months ended September 30, 2005 increased 4.2% to $9.0 million from $8.7 million for the comparable period in 2004.  The commercial segment yielded a gross profit margin of 38.8% in the nine months ended September 30, 2005, as compared to 37.9% in the comparable period in 2004.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2005 increased 5.4% to $32.8 million from $31.2 million in the comparable period in 2004.  As a percent of net sales, selling and administrative expenses amounted to 21.8% for the nine months ended September 30, 2005, as compared to 22.4% in the comparable period in 2004.  Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the nine months ended September 30, 2005 were impacted by the following: (i) increase in salaries and wages of $1.1 million, or 6.3%, as a result of increases in annual employee compensation and the number of employees; (ii) increase in advertising expenses of $.2 million; and (iii) increase in group health care costs by 11.3% to $2.7 million.

The Company recorded $.4 million in compensation expense for each of the nine months ended September 30, 2005 and 2004, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.6 million to Geneve for certain administrative services for each of the nine months ended September 30, 2005 and 2004.

Interest Expense

Interest expense for the nine months ended September 30, 2005 increased 14.3% to $1.1 million from $.9 million for the comparable period in 2004.  The increase in interest expense is primarily due to the increase in the weighted average interest rates to 4.6% during the nine months ended September 30, 2005, compared to 3.5% in the nine months ended September 30, 2004.

The Company’s credit agreements assessed interest at a weighted average rate of 5.5%, 4.1% and 3.4% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

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

The income tax provision for the nine months ended September 30, 2005 was $8.9 million versus $5.7 million for the comparable period in 2004.  These tax provisions reflect effective tax rates of 38.7% and 28.4% for the nine months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes.  For the nine months ended September 30, 2004, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from reductions in the valuation allowance amounting to $1.4 million primarily related to increased estimates of projected taxable income, increases to other net deferred tax assets amounting to $.8 million, foreign income taxes and state income taxes.  Approximately $6.6 million of the income tax provision for the nine months ended September 30, 2005 relates to the current utilization of the Company’s Federal net operating tax loss carryforwards, compared to approximately $5.9 million in the nine months ended September 30, 2004.  Although the reported earnings for the nine months ended September 30, 2005 and 2004 are shown after-tax, approximately $6.6 million and $5.9 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2005 and future years, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At September 30, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $13.8 million, net of a valuation allowance of $7.7 million.  Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger.  The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized.   There were no changes to the valuation allowance during the nine months ended September 30, 2005.  The valuation allowance decreased $2.1 million in the nine months ended September 30, 2004.   In accordance with SFAS No. 109, $.7 million of this decrease in the valuation allowance in the nine months ended September 30, 2004 was recognized as a reduction to goodwill of CPR Prompt and Ginsberg as a result of the increased projected Federal taxable income provided by these acquisitions.  The remaining $1.4 million decrease in the valuation allowance in the nine months ended September 30, 2004 was primarily related to the following:  (i) $1.6 million decrease in the valuation allowance due to other increased estimates of projected Federal taxable income; and (ii) $.2 million increase in the valuation allowance related to the ability to realize other deferred tax assets.  The Company now believes it is more likely than not that certain of these Federal net operating tax loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had working capital of $69.4 million, increasing from $53.4 million at December 31, 2004.  At September 30, 2004, the Company had working capital of $59.2 million.  Cash and cash equivalents increased $.9 million in the nine months ended September 30, 2005, ending the period at $3.0 million.  Cash and cash equivalents decreased $1.3 million in the nine months ended September 30, 2004, ending the period at $4.2 million.  This increase in the generation of cash and cash equivalents during the nine months ended September 30, 2005 as compared to the same period in 2004 is primarily due to the following activities:

▪

The Company generated cash of $11.4 million from operations during the nine months ended September 30, 2005 compared to $12.6 million for the comparable period of 2004.

The changes in current assets and liabilities are typical for the first nine months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $5.9 million for investing activities in each of the nine months ended September 30, 2005 and 2004.  In the nine months ended September 30, 2005, the Company used cash of $3.3 million to purchase land and fund a portion of the construction of an approximately 80,000 square foot office and warehouse facility for the Company’s Simulaids operations.  It is estimated that the construction cost of the facility will be approximately $4.8 million.  The Company anticipates completing construction of the facility in the first quarter of 2006.  The Company is funding the construction of the facility through a one year, $4.3 million construction loan, with interest payable monthly at the mortgage lender’s prime rate.  Subsequent to the completion of the facility, the construction loan will convert to a 10-year mortgage on the new facility, with interest payable at the one month LIBOR rate plus a margin of 175 basis points.  The Company intends to sell the current Simulaids facility following commencement of operations at the new facility.  As of September 30, 2005, the Company has reviewed the current Simulaids facility for impairment, and determined that its value is not impaired as the expected undiscounted future cash flows from its use and eventual disposition is greater than its carrying value of zero.  In applying purchase accounting to the Merger, the net book value of the current Simulaids facility was reduced to zero as part of the recognition of a significant deferred tax asset principally attributable to Federal net operating tax loss carryfowards.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.9 million and $1.2 million in the nine months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005 and 2004, the Company invested $1.7 million and $1.0 million, respectively, in an investment limited partnership, the general partner of which is an affiliate of the Company.  The assets of the limited partnership are managed exclusively by a non-affiliate of the Company (see Note 7 of the Notes Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  The Company had investments of $6.0 million at September 30, 2005, as compared to $1.0 million at September 30, 2004.

▪

Financing activities used cash of $4.6 million in the nine months ended September 30, 2005, compared to $8.0 million for the comparable period in 2004.  In the nine months ended September 30, 2005, the net principal proceeds from debt of $3.9 million were primarily due to the increase in the amounts outstanding on the Company’s primary credit facility of $1.5 million due to seasonal working capital requirements and the $3.3 million of capital expenditures in connection with the new Simulaids facility.  In the nine months ended September 30, 2004, the net principal proceeds from debt of $.4 million were primarily due to the following: (i) increase of $5.5 million in the amounts outstanding on the Company’s primary credit facility, a portion of which was used to fund the CPR Prompt and Ginsberg acquisitions; (ii) payment of $1.1 million for the settlement of capital lease obligations related to the Haan Crafts building facility; (iii) payment in full of the $.5 million note payable to a related party; and (iv) payment of $3.4 million in full settlement of the mortgage related to the properties held by NHI, LLC.

The Company paid dividends of $8.6 million in each of the nine months ended September 30, 2005 and 2004 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At September 30, 2005, the weighted average interest rate on this debt was 5.3%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 5.1%.  Such rate commitments expire on various dates through November 7, 2005.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s capital stock outstanding and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of September 30, 2005.

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

INFLATION

Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and nine months ended September 30, 2005.

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

Deferred Income Taxes - At September 30, 2005, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $13.8 million, net of a valuation allowance of approximately $7.7 million, related primarily to Federal net operating tax loss carryforwards.  The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position.  Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future.  The net deferred tax asset, including the valuation allowance, at September 30, 2005 is subject to future adjustment based upon changes in management’s evaluation of the realizability of the deferred tax asset.

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

Defined Benefit Plans - The Company accounts for the benefits under its defined benefit pension plan using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions.”  These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan.  Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases.  The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, pension benefits are earned in, and should be expensed in, the same pattern.

In calculating net periodic benefit cost and the related benefit obligation, the Company is required to select certain actuarial assumptions.  These assumptions include discount rate, expected return on plan assets and rate of compensation increase.  The discount rate assumptions reflect the prevailing market rates for long-term, high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due.  The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plan’s assets, as well as future estimates of long-term investment returns, to develop its assumptions of the expected return on plan assets.  The rate of compensation increase is based on historical experience and the Company’s long-term plans for such increases.

Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers.  The point of shipment is typically from one of the Company’s distribution centers or, on occasion, a vendor’s location as a drop shipment.  All drop shipment sales are recorded at gross selling price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and debt.  As described below, credit risk, market risk and interest rate risk are the primary sources of market risk in the Company’s accounts receivable, investments and debt.

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and nine months ended September 30, 2005 and 2004.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Market Risk:  The Company’s exposure to market risk relates to the quality of holdings of its limited partnership investment.  The fair market value of the limited partnership’s investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the credit worthiness of the securities issuer and from changes in general market conditions.  The Company seeks to manage its exposure to market risk by investing in accordance with standards established by the Investment Committee of the Board of Directors.  The standards of the Investment Committee are: (i) preservation of capital; (ii) provision of adequate liquidity to meet projected cash requirements; (iii) minimization of risk of principal loss through diversified short and medium term investments; and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2005 by approximately $.3 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in 2005.

QUANTITATIVE

The Company’s debt as of September 30, 2005 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.1	$28.8
Weighted average interest rate	6.0%	5.5%
Fair market value	$.1	$28.8

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates.

ITEM 4. CONTROLS AND PROCEDURES

The President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those projected or suggested in such forward-looking statements.  The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; (v) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (vi) other factors identified in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

On August 31, 2005, the Company held its annual meeting of stockholders.

(b)

At the annual meeting of stockholders, Ira A. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter,  James G. Tatum, Roy T.K. Thung and John A. Whritner were elected as directors.  Following the annual meeting of stockholders, the Board of Directors of the Company was comprised of Ira A. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, James G. Tatum, Roy T.K. Thung and John A. Whritner.

(c)

The following matter was voted upon at the annual meeting of stockholders of the Company held on August 31, 2005:

(i)

A proposal to elect Ira A. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, James G. Tatum, Roy T.K. Thung and John A. Whritner as members of the Company’s Board of Directors.  Each nominee was elected to the Board of Directors by the following vote:

Ira A. Harkavy
Votes cast for election	17,416,218

Votes withheld	77,063

John L. Lahey
Votes cast for election	17,417,688

Votes withheld	75,593

Steven B. Lapin
Votes cast for election	17,398,229

Votes withheld	95,052

Donald T. Netter
Votes cast for election	17,398,207

Votes withheld	95,074

Edward Netter
Votes cast for election	17,398,121

Votes withheld	95,160

James G. Tatum
Votes cast for election	17,433,066

Votes withheld	60,215

Roy T.K. Thung
Votes cast for election	17,398,184

Votes withheld	95,097

John A. Whritner
Votes cast for election	17,415,985

Votes withheld	77,845

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2005

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  November 10, 2005

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