Form 10-K/A
period 2005-12-31
ARISTOTLE CORP
filed 2006-05-01
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 1, 2006

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

As of March 31, 2006, 17,257,896 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

EXPLANATORY NOTE

The registrant is filing this amendment (“Amendment No. 1”) to Form 10-K for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2006.  The registrant is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K, that was incorporated by reference to registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders in the original Form 10-K, as the registrant will not be filing the Proxy Statement for its 2006 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2005.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant is including with this Amendment No. 1 certain currently dated certifications.  No other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

FORM 10-K/A CROSS REFERENCE INDEX

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Set forth below are the names of each member of the Board of Directors of The Aristotle Corporation (together with its subsidiaries, the “Company”), their ages at March 31, 2006, the periods during which each served as a director and the positions currently held with the Company.  Following the table is biographical information about each director, including each director’s principal occupation or employment.

Name	Age	Director of the Company Since	Positions Held with the Company

Ira R. Harkavy	57	2005	Director
John L. Lahey	59	1999	Director
Steven B. Lapin	60	1998	Director, President and Chief Operating Officer
Donald T. Netter	44	2002	Director
Edward Netter	73	1998	Director
James G. Tatum	64	2002	Director
Roy T.K. Thung	62	2002	Director
John A. Whritner	71	2005	Director

IRA R. HARKAVY has been an Associate Vice President at the University of Pennsylvania since 1996, and Director, Center for Community Partnerships (“CCP”) at the University of Pennsylvania since CCP’s inception in 1992.  CCP and its school and community partners have created university assisted community schools that educate children, their families and the broader community through school-day curriculum based problem solving learning, and after school and other programs that advance learning, development and an array of other needs and interests of the wider community.

JOHN L. LAHEY has been the President of Quinnipiac University, a private university located in Hamden, Connecticut, for more than the past nineteen years.  Dr. Lahey serves on the Board of Trustees of Yale-New Haven Hospital and on the Board of Directors of UIL Holdings Corporation.  Dr. Lahey also serves as a director of the New York City St. Patrick’s Day Parade, Inc. and as a member of the American Bar Association’s Council of the Section of Legal Education and Admissions to the Bar.

STEVEN B. LAPIN has served as President and Chief Operating Officer of the Company since June 2002.  Mr. Lapin has also been the President, Chief Operating Officer and a director of Geneve Corporation (“Geneve”) for more than the past five years.  Mr. Lapin is Vice Chairman and a director of Independence Holding Company (“IHC”), a publicly-held holding company engaged principally in the life and health insurance business.

DONALD T. NETTER, for more than the past five years, has served as Chairman, Chief Executive Officer and Senior Managing Director of the managing member of the general partner of the Dolphin Limited Partnerships, investment limited partnerships.  Mr. Netter has served as a Senior Vice President of Geneve for more than the past five years.  Donald T. Netter is the son of Edward Netter.

EDWARD NETTER has been Chairman, Chief Executive Officer and a director of Geneve for more than the past five years.  Mr. Netter is Chairman and a director of IHC, and a director of American Independence Corp. (“AMIC”), a holding company which, through its subsidiaries, is in the insurance and reinsurance business.  Edward Netter is the father of Donald T. Netter.

JAMES G. TATUM, C.F.A. is a registered investment advisor and the sole proprietor of J. Tatum Capital, LLC in Birmingham, Alabama.  He has been a registered investment advisor for more than the past five years, managing funds primarily for individual and trust clients.  Mr. Tatum has been a Chartered Financial Analyst for more than twenty-five years.  Mr. Tatum is a director of IHC.

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

JOHN A. WHRITNER has been a Senior Associate with Hazard, Young, Attea & Associates, a school superintendent search firm, since 1997.  Prior thereto, Mr. Whritner spent more than forty years in the education field including as a teacher and school administrator, and as the Superintendent of Schools in East Lyme, Connecticut, Grosse Pointe, Michigan, and Greenwich, Connecticut.  Mr. Whritner was a director of Nasco International, Inc. (“Nasco”) from April 1998 until the merger (the “Merger”) of the Company and Nasco on June 17, 2002.

EXECUTIVE OFFICERS

The following table sets forth the names of the Company’s executive officers, who are not directors (“Named Officers”), their ages at March 31, 2006, and their positions currently held with the Company.  The Named Officers serve at the discretion of the Board of Directors.  The Company has not entered into employment agreements with any of the Company’s Named Officers.

Name	Age	Positions Held with the Company

W. Phillip Niemeyer	60	Vice President-Production Coordination and President-Nasco Division
Dean T. Johnson	50	Vice President and Chief Financial Officer and Chief Financial Officer-Nasco Division
Brian R. Schlier	51	Vice President-Taxation
H. William Smith	43	Vice President, General Counsel and Secretary

W. PHILLIP NIEMEYER has been the President-Nasco Division of the Company since September 2002. Mr. Niemeyer has been the Vice President-Production Coordination of the Company since the Merger.  Mr. Niemeyer has held various positions with Nasco for over 30 years.

DEAN T. JOHNSON has been a Vice President of the Company since June 2003 and the Chief Financial Officer of the Company since October 2002.  For more than the five years prior to the Merger, Mr. Johnson was Chief Financial Officer of Nasco.

BRIAN R. SCHLIER has been the Vice President-Taxation of the Company since January 2003.  Mr. Schlier has been the Senior Vice President-Taxation of Geneve since March 2005, prior to which for more than the past five years he was the Vice President-Taxation of Geneve.  Mr. Schlier has been the Vice President-Taxation of IHC for more than the past five years, and the Vice President-Taxation of AMIC since November 2002.

H. WILLIAM SMITH has been the Vice President, General Counsel and Secretary of the Company since July 2002.  Mr. Smith has been the Vice President-Legal and Secretary of Geneve since July 2002.  For more than five years prior to joining the Company, Mr. Smith practiced law with the private law firms Paul, Hastings, Janofsky & Walker LLP and Pillsbury Winthrop Shaw Pitman LLP.

AUDIT COMMITTEE

The Company established its Audit Committee in June 2002.  The Audit Committee operates under an amended and restated Audit Committee Charter adopted by the Board of Directors in March 2004.  The principal functions of the Audit Committee are to: (i) select and engage the Company’s independent registered public accounting firm (“independent auditors”); (ii) review and approve management’s plan for engaging the Company’s independent auditors during the year to perform non-audit services and consider what effect these services will have on the independence of the Company’s independent auditors; (iii) review the Company’s annual financial statements and other financial reports which require approval by the Board of Directors; (iv) oversee the integrity of the Company’s financial statements, the Company’s systems of disclosure controls and internal controls and the Company’s compliance with legal and regulatory requirements; (v) review the scope of the Company’s independent auditors’ audit plans and the results of their audit; and (vi) evaluate the performance of the Company’s independent auditors.

The Audit Committee met five times during 2005.  The current members of the Audit Committee are Messrs. Lahey, Tatum and Whritner.  Mr. Tatum is the Chairperson of the Audit Committee.  Each of these individuals meets the independence requirements of NASDAQ and applicable SEC rules and regulations.  The Audit Committee and the Board of Directors have determined that each member of the Company’s Audit Committee is financially literate and that Mr. Tatum qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, to file with the SEC and any national securities exchange on which these securities are registered, initial reports of beneficial ownership and reports of changes in beneficial ownership of equity securities of the Company.  Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for the fiscal year ended December 31, 2005 except that Mr. Lahey filed a Form 4 reporting one transaction later than required by the Exchange Act.

CODE OF ETHICS AND CONDUCT

The Company has adopted a Code of Ethics that applies to the Company’s President and Chief Operating Officer, principal accounting officer or controller and other Company employees performing similar functions.  The Company has adopted a Corporate Code of Business Conduct and Ethics which applies to all employees, officers and directors of the Company.  The Code of Ethics and Corporate Code of Business Conduct and Ethics are posted on the Company’s internet website at www.aristotlecorp.net.  In addition, the Company filed its Code of Ethics and Corporate Code of Business Conduct and Ethics as exhibits to its Annual Report on Form 10-K.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K, if applicable, regarding any amendment to, or waiver from, a provision of the Code of Ethics and Corporate Code of Business Conduct and Ethics by posting such information on the Company’s internet website.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the periods indicated regarding cash and other compensation paid or awarded to the Company’s President and Chief Operating Officer and the Named Officers whose salary and bonus exceeded $100,000 during the last three years ended December 31, 2005, 2004 and 2003:

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Steven B. Lapin	2005	242,000	70,000	-	-	-
President and Chief Operating Officer	2004	235,000	70,000	-	-	-
	2003	235,000	50,000	150,000	-	-
W. Phillip Niemeyer	2005	202,800	60,000	-	-	929(1)
Vice President-Production	2004	196,900	60,000	-	-	954(1)
Coordination and President-Nasco Division	2003	193,000	45,000	-	-	955(1)
Dean T. Johnson	2005	150,000	40,000	-	-	909(2)
Vice President and	2004	137,600	40,000	-	-	895(2)
Chief Financial Officer, and	2003	135,000	25,000	-	-	887(2)
Chief Financial Officer-Nasco Division
H. William Smith	2005	140,000	40,000	-	-	-
Vice President, General Counsel and Secretary	2004	130,000	40,000	-	-	-
	2003	130,000	25,000	-	-	-

(1)

Other compensation for Mr. Niemeyer is comprised of the following: in 2005, $929 paid for term life, AD&D and disability insurance; in 2004, $954 paid for term life, AD&D and disability insurance; and in 2003, $955 paid for term life, AD&D and disability insurance.

(2)

Other compensation for Mr. Johnson is comprised of the following: in 2005, $909 paid for term life, AD&D and disability insurance; in 2004, $895 paid for term life, AD&D and disability insurance; and in 2003, $887 paid for term life, AD&D and disability insurance.

The Company has not entered into employment agreements with any of the Company’s executive officers.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any stock options or stock appreciation rights to the Company’s President and Chief Operating Officer or the Named Officers during the fiscal year ended December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding the aggregate number of shares underlying options exercised in 2005 and the value at December 31, 2005 of options, whether or not exercisable, held by the Company’s President and Chief Operating Officer and the Named Officers:

	Shares Acquired on Exercise(#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005(#)		Value of Unexercised In-The-Money Options/SARs at December 31, 2005($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven B. Lapin	-	-	387,500	12,500	1,628,250	43,250
W. Phillip Niemeyer	-	-	100,000	-	461,000	-
Dean T. Johnson	-	-	50,000	-	220,500	-
Brian R. Schlier	-	-	13,750	1,250	47,575	4,325
H. William Smith	-	-	50,000	-	213,500	-

(1)

 “Value Realized” is the difference between the exercise price and the market price on the exercise date, multiplied by the number of options or SARs exercised, as the case may be.  “Value Realized” numbers do not necessarily reflect what the holder might receive if such holder sells the shares acquired upon the option exercise, since the market price of the shares at the time of sale may be higher or lower than the price on the exercise date of the option.

(2)

The value of both exercisable and unexercisable “in-the-money” options at December 31, 2005 is the difference between (a) the closing price of the Common Stock on December 31, 2005, as reported by NASDAQ ($7.56) and (b) the per share option exercise price, multiplied by the number of shares of Common Stock underlying the options.

DEFINED BENEFIT PENSION PLAN

Prior to December 31, 2005, the Company had a noncontributory defined benefit pension plan (the “Pension Plan”) covering a significant number of its employees, including Messrs. Niemeyer and Johnson.  The Pension Plan’s benefits were computed based on years of service and average compensation.  Compensation under the Pension Plan was defined as base salary including bonuses and commissions.  The Named Officers, other than Messrs. Niemeyer and Johnson, were not eligible to participate in the Pension Plan.  The Pension Plan benefits for single and married participants are computed as a 10-year certain and life annuity and joint-and-survivor annuity, respectively.  Benefits payable under the Pension Plan are not reduced for Social Security or other offsets.

On December 31, 2005, the Company froze the plan benefits under the Pension Plan for all hourly employees and certain salaried employees, including Messrs. Niemeyer and Johnson.  The Pension Plan continues in effect for certain salaried employees.

SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

On February 22, 2006, the Company entered into Supplemental Employee Retirement Plan Agreements (“SERPA”) with certain senior employees of the Company, including Messrs. Niemeyer and Johnson.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable to Messrs. Niemeyer and Johnson under the Pension Plan.  As of December 31, 2005, the credited years of service for Messrs. Niemeyer and Johnson were 34 years and 12 years, respectively.  The remaining Named Officers are not eligible to participate in the SERPA.

The following table sets forth information regarding the aggregate annual retirement benefits payable under the Pension Plan and SERPA based on years of service that would be payable at normal retirement (age 65) on December 31, 2005

	Years of Service
Final Average Pay($)	10	15	20	25	30	35	40
100,000	16,000	24,000	32,000	40,000	48,000	56,000	62,000
120,000	19,000	29,000	39,000	49,000	58,000	68,000	74,000
140,000	23,000	34,000	46,000	57,000	68,000	80,000	87,000
160,000	26,000	39,000	52,000	65,000	78,000	91,000	100,000
180,000	29,000	44,000	59,000	73,000	88,000	103,000	112,000
200,000	33,000	49,000	65,000	82,000	98,000	114,000	125,000
220,000	36,000	54,000	72,000	90,000	108,000	126,000	138,000

COMPENSATION OF DIRECTORS

Each of the four independent members of the Board of Directors, Messrs. Harkavy, Lahey, Tatum and Whritner, receives an annual retainer of $10,000.  The Chairperson of the Audit Committee, Mr. Tatum, receives an additional annual retainer of $5,000.  In addition to the retainer, the independent members of the Board of Directors receive $500 for each board or committee meeting attended.

Non-employee directors are eligible to receive grants of stock options under the 2002 Employee, Director and Consultant Stock Plan (“2002 Stock Plan”).  The 2002 Stock Plan provides for the automatic grant of non-qualified options to non-employee directors.  Each non-employee director, upon first being elected to the Board of Directors, receives an option to purchase 2,500 shares of Common Stock, which will vest one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors.  Additionally, the 2002 Stock Plan provides for a grant to each non-employee director on the date of his or her reelection (provided that the director has served as a director since his or her initial election) of an option to purchase 500 shares of Common Stock, which will vest one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors.

Messrs. Donald Netter, Edward Netter and Thung, due to their positions with Geneve, have elected to waive their rights to compensation as directors of the Company.

COMPENSATION COMMITTEE

The principal functions of the Compensation Committee are to: (i) develop corporate goals and objectives relevant to the compensation of the Company’s President and Chief Operating Officer, evaluate the President and Chief Operating Officer’s performance in light of such goals and objectives, and exercise sole authority to determine the President and Chief Operating Officer’s compensation based upon such evaluation; (ii) make recommendations to the Board of Directors with respect to the compensation of the Company’s other executive officers; and (iii) administer the Company’s 2002 Stock Plan.

Messrs. Harkavy, Tatum and Whritner are the current members of the Compensation Committee.  A copy of the Compensation Committee Charter adopted by the Board of Directors in March 2004 was attached to the proxy statement issued in connection with the 2004 Annual Meeting of Stockholders.  The Compensation Committee held one meeting in 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Harkavy, Tatum and Whritner are the current members of the Compensation Committee.  Mr. John Crawford and Ms. Sharon Oster served on the Compensation Committee until August 31, 2005.  No member of the Compensation Committee, other than Mr. Crawford, has ever been an officer or employee of the Company.  Mr. Crawford retired as an officer of the Company in December 2002.  During 2005, (i) no executive officer of the Company served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Compensation Committee; and (ii) no executive officer of the Company served as a member of a compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

COMPENSATION COMMITTEE’S REPORT ON EXECUTIVE COMPENSATION

General

The purpose of the Company’s compensation policy is to offer compensation packages to attract, retain and motivate the Company’s executive officers over the long term.  The primary components of the Company’s executive compensation program are base salary and bonuses, and long-term incentive compensation in the form of stock options and other awards offered under the 2002 Stock Plan.  The Compensation Committee did not retain a compensation consultant.

Base Salaries and Bonuses

Annual base salaries paid to the Company’s executive officers have historically been at levels comparable to those generally paid to executive officers with comparable experience and responsibilities in industries similar to that of the Company or other similarly-sized companies.  The Compensation Committee makes compensation adjustments based on a review of each individual’s performance, the individual’s success in achieving Company and personal goals and planned changes in responsibilities.  The Compensation Committee also considers an individual’s extraordinary efforts resulting in tangible increases in corporate, division or department success in recommending increases in base salary and annual bonuses.

Incentive Compensation

The Compensation Committee believes that executive officers who are able to contribute to the Company’s long-term success and help build incremental stockholder value should have a stake in that future success and value.  This stake focuses the executive officers’ attention on managing the Company as owners with equity positions in the Company and aligns their interests with the long-term interests of the Company’s stockholders.  Stock options therefore represent an important and significant component of the Company’s compensation program for executive officers.

Standard awards under the 2002 Stock Plan are based on a review of the individual employee’s performance, years of service, position with the Company and long-term potential contribution to the Company.  The number of options to be granted at any one time is based upon consideration of the foregoing factors, the employee’s level of responsibility and the number of options previously granted to the employee.  The Company does not assign specific weights to these factors, although the employee’s position and a subjective evaluation of the employee’s performance are considered most important.  To encourage executive officers to remain in the Company’s employ, options granted under the 2002 Stock Plan generally vest on a quarterly basis over a period of three years and have exercise prices not less than the fair market value of the Company’s Common Stock on the date of the grant.

Compensation of President and Chief Operating Officer

Compensation paid to Mr. Lapin for 2005 was primarily based on the achievement of individual performance criteria established by the Compensation Committee including merging the Company’s defined benefit pension plans, identifying and acquiring attractive complementary businesses and matters relating to the Company’s revenues and earnings.

Section 162(m) of the United States Internal Revenue Code of 1986, as amended, may limit the Company’s ability to deduct for Federal income tax purposes, compensation in excess of $1,000,000 paid to each of the Company’s President and Chief Operating Officer and its Named Officers in any one fiscal year.  No executive officer of the Company received any such compensation in excess of this limit during 2005.

Respectfully submitted,
The Aristotle Corporation Compensation Committee
Ira R. Harkavy James G. Tatum John A. Whritner

PERFORMANCE GRAPH

The following graph shows the changes in value over the five years ending December 31, 2005 of an assumed investment of $100 in: (i) the Common Stock; (ii) the stocks that comprise The NASDAQ Stock Market (U.S.) Index; and (iii) a peer group constructed by the Company (the “Peer Group”).  The Peer Group is comprised of: Plato Learning, Inc. (TUTR), Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL), School Specialty, Inc. (SCHS) and Excelligence Learning Corporation (LRNS).  Excelligence Learning Corporation first commenced public trading of its capital stock in May 2001.  The value for assumed investments depicted on the graph has been calculated assuming that cash dividends are reinvested.  The Series I Preferred Stock dividend distributed on the date of the Merger is treated as a cash dividend and as reinvested.  The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return
among the Company, the NASDAQ Stock Market (U.S.) Index
and the Peer Group

* June 17, 2002 (date of Merger)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2006 regarding beneficial ownership of the Company’s Common Stock and Series I Preferred Stock by:

•

each person who owns more than 5% of the outstanding voting shares of any class of the Company’s securities;

•

each individual who is a director of the Company;

•

the President and Chief Operating Officer of the Company (the Company’s principal executive officer) and the Named Officers; and

•

all executive officers and directors of the Company as a group.

Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares.

5% Stockholders, Directors and Executive Officers	Number of Shares of Voting Stock Beneficially Owned		Voting Power(1)
5% Stockholders:
Geneve Corporation(2)	15,984,971		89.8%
John J. Crawford	190,041	(3)	*

Directors:
Ira R. Harkavy	-		*
John L. Lahey	12,296	(4)	*
Steven B. Lapin	452,940	(5)	2.4%
Donald T. Netter	50,450	(6)	*
Edward Netter	15,984,971	(7)	89.8%
James G. Tatum	20,429	(8)	*
Roy T.K. Thung	-	(9)	*
John A. Whritner	-		*

Named Officers (excluding Mr. Lapin):
Dean T. Johnson	52,300	(10)	*
W. Phillip Niemeyer	111,425	(11)	*
Brian R. Schlier	15,000	(12)	*
H. William Smith	52,000	(13)	*

All Executive Officers and Directors as a Group (12 persons)	16,751,811		90.6%

* Less than 1%

(1)

This column represents voting power rather than percentage of equity interest as each share of Common Stock is entitled to one vote while each share of Series I Preferred Stock is currently entitled to one-half (.5) of a vote per share.

(2)

Geneve Corporation is a private diversified financial holding company located at 96 Cummings Point Road, Stamford, Connecticut.  Geneve is an affiliate and the majority stockholder of the Company.  Director Edward Netter is the Chairman and Chief Executive Officer of Geneve, director Steven B. Lapin is the President and Chief Operating Officer of Geneve, director Roy T.K. Thung is the Executive Vice President of Geneve, director Donald T. Netter is a Senior Vice President of Geneve, Brian R. Schlier is the Senior Vice President-Taxation of Geneve and H. William Smith is the Vice President-Legal and Secretary of Geneve.

(3)

Consists of 123,338 shares of Common Stock and 66,703 shares of Series I Preferred Stock.  Mr. Crawford’s address is 27 Elm Street, New Haven, Connecticut.  Mr. Crawford is the beneficial owner of .7% of the outstanding shares of Common Stock and 6.1% of the outstanding shares of Series I Preferred Stock.  The information set forth herein with respect to Mr. Crawford is based solely on a review of publicly available filings made by Mr. Crawford, and information otherwise believed by the Company to be accurate.

(4)

Consists of 5,898 shares of Common Stock, 4,898 shares of Series I Preferred Stock, and 1,500 shares of Common Stock subject to options granted to Mr. Lahey which are exercisable within 60 days after March 31, 2006.

(5)

Consists of 20,665 shares of Common Stock, 32,275 shares of Series I Preferred Stock, and 400,000 shares of Common Stock subject to options granted to Mr. Lapin which are exercisable within 60 days after March 31, 2006.  Does not include any shares beneficially owned by Geneve.

(6)

Consists of 50,450 shares of Series I Preferred Stock.  Does not include any shares beneficially owned by Geneve.

(7)

Consists of 15,984,971 shares of Common Stock beneficially owned by Geneve. Mr. Netter disclaims beneficial ownership of these shares.

(8)

Consists of 11,929 shares of Common Stock and 3,000 shares of Series I Preferred Stock held by Mr. Tatum directly, 2,000 shares of Common Stock held by his wife, and 3,500 shares of Common Stock subject to options granted to Mr. Tatum which are exercisable within 60 days after March 31, 2006.  Mr. Tatum disclaims beneficial ownership of the shares held by his wife.

(9)

Does not include any shares beneficially owned by Geneve.

(10)

Consists of 2,300 shares of Series I Preferred Stock, and 50,000 shares of Common Stock subject to options granted to Mr. Johnson which are exercisable within 60 days after March 31, 2006.

(11)

Consists of 11,425 shares of Series I Preferred Stock, and 100,000 shares of Common Stock subject to options granted to Mr. Niemeyer which are exercisable within 60 days after March 31, 2006.

(12)

Consists of 15,000 shares of Common Stock subject to options granted to Mr. Schlier which are exercisable within 60 days after March 31, 2006.  Does not include any shares beneficially owned by Geneve.

(13)

Consists of 2,000 shares of Common Stock, and 50,000 shares of Common Stock subject to options granted to Mr. Smith which are exercisable within 60 days after March 31, 2006.  Does not include any shares beneficially owned by Geneve.

Information concerning securities authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and Geneve operate under cost-sharing arrangements pursuant to which certain administrative items, such as certain executive officer compensation and benefits, are allocated between the companies.  During 2005, the Company accrued and paid to Geneve approximately $.9 million under such arrangements, and accrued approximately $.2 million for the first quarter of 2006.  Included in these amounts is consideration paid by the Company to Geneve for the Company’s use of office space at Geneve’s corporate headquarters.  The foregoing is subject to approval of the Audit Committee of the Board of Directors at least annually, and management of the Company believes that the terms thereof are no less favorable than could be obtained by the Company from unrelated parties on an arm’s length basis.  In addition, certain directors, officers and/or employees of the Company or its subsidiaries, who are also directors, officers and/or employees of Geneve, received compensation and benefits from Geneve for services rendered thereto since January 1, 2005.

The Company (including certain qualifying domestic subsidiaries) is included in the Federal income tax return and certain State income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with Geneve, and payments for Federal and certain State income taxes are made to Geneve.  The Company made income tax payments to Geneve under such arrangement of $.7 million and $.1 million in 2005 and the first quarter of 2006, respectively.

During 2005, the Company invested $8.2 million in an investment limited partnership.  At December 31, 2005, the value of the Company’s investment in the investment limited partnership was $12.9 million.  The general partner of the limited partnership is an affiliate of the Company.  The funds invested in the limited partnership are managed exclusively by a non-affiliate of the Company.  None of the Company's affiliates received material compensation in connection with such investment activities.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services billed to the Company for the years ended December 31, 2005 and 2004 by KPMG LLP (“KPMG”):

	2005	2004

Audit fees(1)	$217,500	$197,000
Audit related fees(2)	26,000	21,000
Tax fees(3)	11,000	55,000
All other fees	-	-
	$254,500	$273,000

(1)

Audit fees consist of fees billed to the Company by KPMG for professional services for the audit of the Company’s financial statements filed with the Company’s Annual Report on Form 10-K, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.

(2)

Audit related fees consist of fees billed to the Company by KPMG for professional services for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements for 2005 and 2004.  These services include employee benefit plan audits and audits of acquired businesses as part of the Company’s due diligence procedures.

(3)

Tax fees consist of fees billed to the Company by KPMG for professional services for tax compliance, tax advice and tax planning.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Audit Committee approved and adopted pre-approval policies and procedures for non-audit services proposed to be performed by the Company’s independent auditors.  The policies and procedures were implemented in 2002.  Departmental requests for non-audit services are reviewed by management and, once approved, are forwarded to the Chairperson of the Audit Committee for pre-approval.  In addition, the Audit Committee reviewed the professional fees billed by KPMG, and determined that the provision of non-audit services was compatible with the maintenance of the auditors’ independence.  All non-audit services billed to the Company by KPMG in 2005 were pre-approved by the Audit Committee.

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

10.11*	Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and W. Phil Niemeyer.**
10.12*	Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and Dean T. Johnson.**
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
11

24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report.  See page 56 of the Annual Report on Form 10-K of which this Exhibit Index is a part.**

31.1	Rule 13a-14(a)/15d-14(a) Certifications.***
31.2	Rule 13a-14(a)/15d-14(a) Certifications.***
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.**

*

This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

**

Filed with the registrant’s Form 10-K, dated March 24, 2006.

***

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 1, 2006

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  May 1, 2006

/s/ Dean T. Johnson

Dean T. Johnson

Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	May 1, 2006
Steven B. Lapin

*	Director	May 1, 2006
Ira R. Harkavy

*	Director	May 1, 2006
John L. Lahey

*	Director	May 1, 2006
Donald T. Netter

*	Director	May 1, 2006
Edward Netter

*	Director	May 1, 2006
James G. Tatum

*	Director	May 1, 2006
Roy T.K. Thung

*	Director	May 1, 2006
John A. Whritner

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