Form 10-Q
period 2006-03-31
ARISTOTLE CORP
filed 2006-05-12
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes [  ] No [X]

As of May 12, 2006, 17,267,246 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	March 31, 2006	December 31, 2005	March 31, 2005
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$1,999	1,803	795
Investments	13,258	12,856	4,131
Accounts receivable, net	19,381	14,530	16,866
Inventories	38,222	35,579	36,848
Prepaid expenses and other	7,013	8,026	6,032
Deferred income taxes	9,501	11,279	9,825
Total current assets	89,374	84,073	74,497

Property, plant and equipment, net	23,045	22,361	17,901

Goodwill	13,872	13,799	13,685
Deferred income taxes	2,712	2,712	9,047
Other assets	373	408	463
Total assets	$129,376	123,353	115,593

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$589	606	115
Trade accounts payable	9,704	9,013	7,789
Accrued expenses	5,363	6,594	4,954
Income taxes	125	185	-
Accrued dividends payable	-	2,159	-
Total current liabilities	15,781	18,557	12,858

Long-term debt, less current installments	31,268	24,350	30,910

Stockholders’ equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,100,122,
1,100,122 and 1,096,622 shares issued and outstanding at March
31, 2006, December 31, 2005 and March 31, 2005, respectively	6,601	6,601	6,580
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,257,896,
17,242,996 and 17,148,979 shares issued and outstanding at
March 31, 2006, December 31, 2005 and March 31, 2005,
respectively	173	172	171
Additional paid-in capital	3,219	3,119	2,483
Retained earnings (accumulated deficit)	6,693	4,891	(3,301)
Accumulated other comprehensive earnings (loss)	(119)	(97)	132
Total stockholders’ equity	82,327	80,446	71,825
Total liabilities and stockholders’ equity	$129,376	123,353	115,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$46,164	41,748
Cost of sales	28,565	25,685
Gross profit	17,599	16,063

Selling and administrative expense	11,082	10,633
Earnings from operations	6,517	5,430

Other (expense) income:
Interest expense	(447)	(291)
Other, net	405	70
	(42)	(221)
Earnings before income taxes	6,475	5,209

Income taxes:
Current	722	465
Deferred	1,792	1,556
	2,514	2,021
Net earnings	3,961	3,188

Preferred dividends	2,159	2,158
Net earnings applicable to common stockholders	$1,802	1,030

Earnings per common share:
Basic	$.10	.06
Diluted	$.10	.06

Weighted average common shares outstanding:
Basic	17,249,302	17,144,992
Diluted	17,494,518	17,407,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,961	3,188
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	435	429
Stock option compensation	40	149
Loss on sale of property, plant and equipment	-	1
Earnings in equity method investment	(402)	(73)
Deferred income taxes	1,792	1,556
Change in assets and liabilities:
Accounts receivable	(4,851)	(4,274)
Inventories	(2,643)	(3,492)
Prepaid expenses and other	1,013	633
Other assets	(43)	70
Trade accounts payable	691	597
Accrued expenses and other liabilities	(1,305)	(851)
Net cash used in operating activities	(1,312)	(2,067)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,124)	(946)
Net cash used in investing activities	(1,124)	(946)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,933	6,000
Principal payments on long-term debt	(32)	(37)
Proceeds from issuance of stock under stock option plans	49	18
Preferred dividends paid	(4,318)	(4,316)
Net cash provided by financing activities	2,632	1,665

Net increase (decrease) in cash and cash equivalents	196	(1,348)

Cash and cash equivalents at beginning of period	1,803	2,143
Cash and cash equivalents at end of period	$1,999	795

Supplemental cash flow information
Interest	$426	278
Income taxes	$777	408

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

 (Unaudited)

1.

Organization

The Aristotle Corporation (“Aristotle”) and its subsidiaries (together with Aristotle, the “Company”), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products.  A selection of over 80,000 items is offered, primarily through more than 45 separate catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Spectrum Educational Supplies, Hubbard Scientific, Scott Resources, Haan Crafts, To-Sew, CPR Prompt®, Ginsberg Scientific and Summit Learning.  Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials, health care products and items for the agricultural, senior care and food industries.  In addition, the Company offers medical simulators and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields.  The Company also markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs.  The proprietary product lines are developed internally through the Company’s research and development efforts and acquired externally by licensing rights from third parties.

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at March 31, 2006 and 2005.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2006 and 2005 and results of operations and cash flows for the three months ended March 31, 2006 and 2005, as applicable, have been made.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

 (Unaudited)

4.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period.  The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which was issued in October 1995.  SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005.  SFAS 123R provides transitional guidance for awards existing at the adoption date.  Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method.  The adoption did not have a material impact on the Company's financial statements at March 31, 2006 and for the three months then ended since the Company has been expensing share based awards granted after January 1, 2002 under the provisions of SFAS 123.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43 (“SFAS 151”), which clarifies that abnormal costs of idle facility expense, freight, handling costs and wasted material should be recognized as current period expenses.  SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 did not have a material impact on the Company’s financial statements at March 31, 2006 and for the three months then ended.

5.

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

Shares of Common Stock available for issue upon conversion of the 1,100,122 and 1,096,622 shares of Series I Preferred Stock outstanding at March 31, 2006 and 2005, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

6.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  No additional amounts were invested during each of the three months ended March 31, 2006 and 2005.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  For the three months ended March 31, 2006 and 2005, equity earnings amounted to $.4 million and less than $.1 million, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

 (Unaudited)

7.

Inventories

The classification of inventories at March 31 is as follows (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005

Raw materials	$5,522	5,873	5,370
Work in process	1,246	1,173	1,081
Finished goods	32,900	29,846	31,709
Less inventory reserves	(1,446)	(1,313)	(1,312)
Net inventories	$38,222	35,579	36,848

8.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the three months ended March 31 are as follows (in thousands):

	2006	2005
Balance at January 1	$80,446	70,660
Net earnings	3,961	3,188
Exercise of stock options, including related
tax benefit of $12 and $6 for 2006
and 2005, respectively	61	24
Stock option compensation	40	149
Other comprehensive earnings:
Foreign currency translation adjustment	(22)	(38)
Preferred dividends	(2,159)	(2,158)
Balance at March 31	$82,327	71,825

Comprehensive earnings for the three months ended March 31 is as follows (in thousands):

	2006	2005
Net earnings	$3,961	3,188
Foreign currency translation adjustment	(22)	(38)
Comprehensive earnings	$3,939	3,150

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

 (Unaudited)

9.

Stock Options

The Company established the 1997 Employee and Director Stock Plan in 1997 (“1997 Plan”).  The 1997 Plan provides for granting up to 150,000 options to employees and directors of the Company to purchase shares of Common Stock.  The exercise term of the options and vesting requirements shall be for such period as the Board of Directors (or a committee thereof, appointed to administer the 1997 Plan, if any) designates.  Following the merger with Nasco International, Inc. on June 17, 2002 (the “Merger”), each option to purchase one share of the Company’s Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company.  The Company does not currently intend to grant any additional options under the 1997 Plan.

The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 (“2002 Plan”) under which employees, directors and consultants of the Company are eligible to receive nonincentive and incentive options and stock grants of up to 1,500,000 shares of Common Stock.  Options granted under the 2002 Plan generally vest over a three year period and have an exercise term of no longer than five years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  The risk-free interest rate is based on United States Treasury yields in effect at the date of grant consistent with the estimated life of the options.  The estimated life of options granted represents the period of time that the options are expected to be outstanding.  The expected volatility is based on an analysis of historical prices of the Company’s stock over a period of time consistent with the estimated life of the options.

A summary of option activity during the three months ended March 31, 2006 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2005	811,525	$3.60
Granted	-	-
Expired	-	-
Forfeited	(5,833)	6.36
Exercised	(14,900)	3.25
Outstanding at March 31, 2006	790,792	3.59	1.60	$3,313
Exercisable at March 31, 2006	745,125	3.41	1.47	3,253

No options were granted during each of the three months ended March 31, 2006 and 2005.  The intrinsic value of options exercised during each of the three months ended March 31, 2006 and 2005 totaled less than $.1 million.  Cash received from option exercises for each of the three months ended March 31, 2006 and 2005 totaled less than $.1 million.

A summary of the status of the Company’s nonvested options at March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

 (Unaudited)

		Weighted
		Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2005	72,583	$4.09
Granted	-	-
Vested	(21,083)	2.95
Forfeited	(5,833)	4.53
Nonvested at March 31, 2006	45,667	4.56

At March 31, 2006, there were approximately $.2 million of total unrecognized compensation costs related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings over a weighted average period of approximately two years.  The total fair value of options vested during the three months ended March 31, 2006 was less than $.1 million.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million and $.1 million for the three months ended March 31, 2006 and 2005, respectively.

10.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.2 million to the pension plan for the three months ended March 31, 2006.  No contributions were made to the pension plan for the three months ended March 31, 2005.  The Company expects to contribute a total of approximately $.3 million to the pension plan in 2006.

The following table presents the components of net periodic benefit cost for the three months ended March 31 (in thousands):

	2006	2005

Service cost	$88	172
Interest cost	223	209
Expected return on plan assets	(236)	(238)
Amortization of prior service cost	(1)	(1)
Recognized net actuarial loss	104	71
Net periodic benefit cost	$178	213

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

 (Unaudited)

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

The following table presents segment information for the three months ended March 31 (in thousands):

	2006	2005
Net sales:
Educational	$37,977	33,944
Commercial	8,187	7,804
Net sales	$46,164	41,748
Gross profit:
Educational	$15,228	14,097
Commercial	3,360	2,906
Other costs of sales	(989)	(940)
Gross profit	$17,599	16,063

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of March 31, 2006, December 31, 2005 and March 31, 2005 (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
Identifiable assets:
Educational	$64,504	62,016	59,669
Commercial	6,245	5,695	5,705
Other corporate assets	58,627	55,642	50,219
Identifiable assets	$129,376	123,353	115,593

Educational assets include $13.9 million, $13.8 million and $13.7 million of goodwill at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three months ended March 31, 2006:

▪

increase in net sales of 10.6% in the first quarter of 2006, as compared to the same period in 2005;

▪

increase in gross profit of 9.6% in the first quarter of 2006, as compared to the same period in 2005;  the gross profit margin decreased to 38.1% from 38.5% for the comparable period in 2005;

▪

24.3% increase in earnings before income taxes in the first quarter of 2006, as compared to the same period in 2005;

▪

24.2% increase in net earnings to $4.0 million in the first quarter of 2006, as compared to the same period in 2005; 66.7% increase in diluted earnings per common share to $.10 in the first quarter of 2006 from $.06 in the comparable period in 2005;

▪

increase in cash retained in the Company to $1.8 million in the first quarter of 2006, from $1.6 million in the comparable quarter in 2005, primarily as a result of the increased current utilization of Federal net operating tax loss carryforwards;

▪

EBITDA(1) increase of 18.7% to $7.0 million in the first quarter of 2006, as compared to the same period in 2005;

▪

increase in short term investments to $13.3 million at March 31, 2006, as compared to $4.1 million at March 31, 2005;

▪

semi-annual dividend payments on March 31, 2006 totaling $4.3 million on the Company’s Series I Preferred Stock and Series J Preferred Stock, of which, $2.2 million was accreted during the first quarter of 2006; and

▪

in the first quarter of 2006, the Company moved its Simulaids operations to a new 80,000 square foot office and manufacturing facility.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three months ended March 31, 2006 and 2005 and (ii) the percentage change in those reported items from the comparable period in 2005:

	% of Net Sales		Balance
	2006	2005	% Change

Net sales	100.0%	100.0%	10.6%
Cost of sales	61.9	61.5	11.2
Gross profit	38.1	38.5	9.6

Selling and administrative expense	24.0	25.5	4.2
Earnings from operations	14.1	13.0	20.0

Other (expense) income:
Interest expense	(1.0)	(.7)	53.6
Other, net	.9	.2	477.1
	(.1)	(.5)	(81)
Earnings before income taxes	14.0	12.5	24.3

Income taxes
Current	1.6	1.1	55.3
Deferred	3.9	3.7	15.2
	5.5	4.8	24.4
Net earnings	8.5%	7.7%	24.2

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

	2006	2005

Net earnings	$3,961	3,188
Add:
Income taxes	2,514	2,021
Interest expense	447	291
Other expense (income)	(405)	(70)
Depreciation and amortization	435	429
EBITDA	$6,952	5,859

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net Sales

Net sales for the first quarter of 2006 increased 10.6% to $46.2 million from $41.7 million for the comparable period in 2005.  The growth in net sales for the first quarter of 2006 is equally attributable to organic growth in each of the U.S. and international markets.

Net sales in the educational segment, totaling $38.0 million, increased 11.9% in the first quarter of 2006 from $33.9 million in the comparable period in 2005.  The commercial segment recorded net sales of $8.2 million in the first quarter of 2006, increasing 4.9% from $7.8 million in the first quarter of 2005.

Gross Profit

Gross profit for the first quarter of 2006 increased 9.6% to $17.6 million from $16.1 million in 2005.  The increase in gross profit for the first quarter of 2006 is primarily attributable to the 10.6% increase in net sales.  The gross profit margin decreased to 38.1% in the first quarter of 2006 from 38.5% in the comparable period in 2005.

The educational segment gross profit for the first quarter of 2006 increased 8.0% to $15.2 million from $14.1 million for the comparable period in 2005.  The educational segment gross profit margin decreased to 40.1% in the first quarter of 2006 from 41.5% in the first quarter of 2005.  The decrease in the educational segment gross profit margin is primarily attributable to increased costs to manufacture certain proprietary items.  Production costs are expected to improve in future quarters as the new Simulaids facility gains operational efficiency.  The commercial segment gross profit for the first quarter of 2006 increased 15.6% to $3.4 million from $2.9 million for the comparable period in 2005.  The commercial segment yielded a gross profit margin of 41.0% in the first quarter of 2006, as compared to 37.2% in first quarter of 2005.  The increase in the commercial segment gross profit margin is primarily attributable to a greater sales mix of higher margin proprietary items.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2006 increased 4.2% to $11.1 million from $10.6 million in the comparable period in 2005.  As a percent of net sales, selling and administrative expenses amounted to 24.0% for the first quarter of 2006, as compared to 25.5% in the first quarter of 2005.  Expenses included in this total include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the first quarter of 2006 were primarily impacted by the following: (i) increase in salaries and wages of $.6 million, or 10.1%, as a result of increases in annual employee compensation and the number of employees; and (ii) increase in group health care costs by 23.4%, or $.2 million.

The Company recorded less than $.1 million and $.1 million in compensation expense for the first quarters of 2006 and 2005, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for each of the first quarters of 2006 and 2005.

Interest Expense

Interest expense for the first quarter of 2006 increased 53.6% to $.4 million from $.3 million for the first quarter of 2005.  The increase in interest expense is principally due to the increase in the weighted average interest rate to 6.2% during the first quarter of 2006, compared to 4.2% in the first quarter of 2005.

The Company’s credit agreements assessed interest at a weighted average rate of 6.3%, 5.8% and 4.5% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

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

The income tax provision for the first quarter of 2006 was $2.5 million versus $2.0 million for the comparable period in 2005.  These tax provisions reflect effective tax rates of 38.8% for each of the first quarters of 2006 and 2005.  For each of the first quarters of 2006 and 2005, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes.  Approximately $1.8 million of the income tax provision for the first quarter of 2006 relates to the current utilization of the Company’s Federal net operating tax loss carryforwards, compared to approximately $1.6 million in the first quarter of 2005.  Although the reported earnings for the first quarters of 2006 and 2005 are shown after-tax, approximately $1.8 million and $1.6 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these Federal net operating tax loss carryforwards.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2006, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At March 31, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $12.2 million, net of a valuation allowance of $6.5 million.  Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger.  The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized.  There were no changes to the valuation allowance during each of the first quarters of 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had working capital of $73.6 million, increasing from $65.5 million at December 31, 2005.  At March 31, 2005, the Company had working capital of $61.6 million.  Cash and cash equivalents increased $.2 million in the first quarter of 2006, ending the period at $2.0 million.  Cash and cash equivalents decreased $1.3 million in the first quarter of 2005, ending the period at $.8 million.  The increase in the generation of cash and cash equivalents during the first quarter of 2006 as compared to the same period in 2005 is primarily due to the following activities:

▪

The Company used cash of $1.3 million for operations during the first quarter of 2006 compared to $2.1 million for the comparable period of 2005.  The decrease in cash used in operations in the first quarter of 2006 compared to the first quarter of 2005 was principally the result of a $.8 million increase in net earnings, offset by working capital changes.

The changes in current assets and liabilities are typical for the first quarter of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $1.1 million for investing activities in the first quarter of 2006, compared to $.9 million in the first quarter of 2005.  In the first quarter of 2006, the Company used cash of approximately $.5 million to fund a portion of the construction of an approximately 80,000 square foot office and manufacturing facility for the Company’s Simulaids operations.  The Company began operations at the new facility in the first quarter of 2006.  The final construction costs of the new facility will be approximately $5.0 million.  The Company is funding the construction costs through a one year, $4.3 million construction loan, with interest payable monthly at the mortgage lender’s prime rate.  Subsequent to the completion of the facility, the construction loan will convert to a 10-year mortgage on the new facility, with interest payable at the one month LIBOR rate plus a margin of 175 basis points.  The Company intends to sell the old Simulaids facilities.  In the first quarter of 2005, the Company used cash of $.6 million to purchase land for the construction of this facility.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.6 million and $.3 million in the first quarters of 2006 and 2005, respectively.

▪

Financing activities provided cash of $2.6 million in the first quarter of 2006, compared to $1.7 million for the comparable period in 2005.  In the first quarter of 2006, the net principal proceeds from debt of $6.9 million were due to the following: (i) increase of $6.0 million in the amounts outstanding on the Company’s primary credit facility due to seasonal working capital requirements; and (ii) cash proceeds of $.9 million from the borrowings made under the construction loan related to the new Simulaids facility.  In the first quarter of 2005, the net principal proceeds from debt of $5.9 million were primarily due to the increase in the amounts outstanding on the Company’s primary credit facility due to seasonal working capital requirements and the purchase of land for the Simulaids facility.

The Company paid dividends of $4.3 million in each of the first quarters of 2006 and 2005 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At March 31, 2006, the weighted average interest rate on this debt was 6.1%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 6.5%.  Such rate commitments expire on various dates through July 10, 2006.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of March 31, 2006.

In 2006, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to approximate $1.5 million.

In 2006, the Company intends to construct an approximately 60,000 square foot manufacturing facility on its existing land in Fort Atkinson, WI for Nasco’s operations.  It is estimated that the construction cost of the facility will be approximately $4.5 million.  The Company anticipates completing construction by the fourth quarter of 2006.  The Company intends to fund these capital expenditures through cash and debt secured by a mortgage on the facility.  The new facility will replace 45,000 square feet of manufacturing space currently under lease through the end of the third quarter of 2006.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the first quarters of 2006 and 2005.

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

Deferred Income Taxes - At March 31, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $12.2 million, net of a valuation allowance of approximately $6.5 million, related primarily to Federal net operating tax loss carryforwards.  The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position.  Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future.  The net deferred tax asset, including the valuation allowance, at March 31, 2006 is subject to future adjustment based upon changes in management’s evaluation of the realizability of the deferred tax asset.

Goodwill - The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination.  The Company evaluated its goodwill at December 31, 2005, and determined that there was no impairment of goodwill.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the first quarters of 2006 and 2005.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

The Company’s debt as of March 31, 2006 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.6	$31.3
Weighted average interest rate	6.5%	6.3%
Fair market value	$.6	$31.3

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates.

ITEM 4. CONTROLS AND PROCEDURES

The President and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

FORWARD-LOOKING STATEMENTS

The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts.  These forward-looking statements are based on management’s current expectations and are subject to, and are qualified by, a number of risks and uncertainties that could cause actual results or business conditions to differ materially from those projected or suggested in such forward-looking statements.  The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; (v) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; and (vi) other factors identified below or in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the first quarter of 2006.

ITEM 5. OTHER INFORMATION

None

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

Date:  May 12, 2006

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  May 12, 2006

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