Form 10-Q
period 2006-06-30
ARISTOTLE CORP
filed 2006-08-11
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 11, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes [  ] No [X]

As of August 11, 2006, 17,269,846 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited),
	December 31, 2005 and June 30, 2005 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Six
	Months ended June 30, 2006 and 2005 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2006 and 2005 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6.	Exhibits	20

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$3,671	1,803	2,169
Investments	13,669	12,856	5,919
Accounts receivable, net	20,898	14,530	19,857
Inventories, net	42,108	35,579	39,281
Prepaid expenses and other	4,896	8,026	4,231
Deferred income taxes	7,088	11,279	9,825
Total current assets	92,330	84,073	81,282

Property, plant and equipment, net	23,215	22,361	18,343

Goodwill	14,033	13,799	13,634
Deferred income taxes	2,712	2,712	6,793
Other assets	351	408	439
Total assets	$132,641	123,353	120,491

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$599	606	115
Trade accounts payable	12,362	9,013	11,015
Accrued expenses	6,618	6,594	5,736
Income taxes	386	185	124
Accrued dividends payable	2,159	2,159	2,158
Total current liabilities	22,124	18,557	19,148

Long-term debt, less current installments	24,322	24,350	26,855

Stockholders’ equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,100,122,
1,100,122 and 1,096,622 shares issued and outstanding at June
30, 2006, December 31, 2005 and June 30, 2005, respectively	6,601	6,601	6,580
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,269,846,
17,242,996 and 17,157,829 shares issued and outstanding at
June 30, 2006, December 31, 2005 and June 30, 2005, respectively	173	172	172
Additional paid-in capital	3,299	3,119	2,655
Retained earnings (accumulated deficit)	10,034	4,891	(664)
Accumulated other comprehensive earnings (loss)	328	(97)	(15)
Total stockholders’ equity	86,195	80,446	74,488
Total liabilities and stockholders’ equity	$132,641	123,353	120,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$53,481	50,185	99,645	91,933
Cost of sales	33,086	30,938	61,651	56,623
Gross profit	20,395	19,247	37,994	35,310

Selling and administrative expense	11,359	11,155	22,441	21,788
Earnings from operations	9,036	8,092	15,553	13,522

Other (expense) income:
Interest expense	(501)	(362)	(948)	(653)
Interest income	1	12	2	12
Other, net	424	73	828	143
	(76)	(277)	(118)	(498)
Earnings before income taxes	8,960	7,815	15,435	13,024

Income taxes:
Current	1,033	757	1,755	1,222
Deferred	2,427	2,263	4,219	3,819
	3,460	3,020	5,974	5,041
Net earnings	5,500	4,795	9,461	7,983

Preferred dividends	2,159	2,158	4,318	4,316
Net earnings applicable to common stockholders	$3,341	2,637	5,143	3,667

Earnings per common share:
Basic	$.19	.15	.30	.21
Diluted	$.19	.15	.29	.21

Weighted average common shares outstanding:
Basic	17,266,513	17,154,032	17,257,955	17,149,538
Diluted	17,516,190	17,394,146	17,503,199	17,399,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$9,461	7,983
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	895	890
Stock option compensation	73	289
Loss on sale of property, plant and equipment	-	1
Earnings in equity method investment	(813)	(161)
Deferred income taxes	4,219	3,819
Change in assets and liabilities:
Accounts receivable	(6,368)	(7,265)
Inventories	(6,529)	(5,925)
Prepaid expenses and other	3,130	2,434
Other assets	(187)	145
Trade accounts payable	3,349	3,823
Accrued expenses and other liabilities	471	(43)
Net cash provided by operating activities	7,701	5,990

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,564)	(1,901)
Purchases of investments	-	(1,700)
Net cash used in investing activities	(1,564)	(3,601)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,933	6,000
Principal payments on long-term debt	(6,968)	(4,092)
Proceeds from issuance of stock under stock option plans	84	45
Preferred dividends paid	(4,318)	(4,316)
Net cash used in financing activities	(4,269)	(2,363)

Net increase in cash and cash equivalents	1,868	26

Cash and cash equivalents at beginning of period	1,803	2,143
Cash and cash equivalents at end of period	$3,671	2,169

Supplemental cash flow information
Interest	$921	633
Income taxes	$1,559	1,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at June 30, 2006 and 2005.  On May 22, 2006, the Company received a proposal from Geneve (“Geneve Proposal”) to acquire in a merger transaction (i) the balance of the outstanding shares of Aristotle’s Common Stock for a cash purchase price of $8.06 per share and (ii) all of the outstanding shares of Aristotle’s Series I Preferred Stock for a cash price of $8.25 per share plus accrued and unpaid dividends to the closing date.  All shares of Common Stock and Series I Preferred Stock issuable under outstanding employee stock options would also be acquired on the same basis, less the option exercise price.  At the request of Geneve, the Board of Directors of Aristotle has established a special committee currently composed of Aristotle’s independent directors to consider the Geneve Proposal.  There is no assurance that a transaction based upon the Geneve Proposal will be consummated.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2006 and 2005, results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005, as applicable, have been made.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

 (Unaudited)

4.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“Interpretation 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of Interpretation 48 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period.  The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which was issued in October 1995.  SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005.  SFAS 123R provides transitional guidance for awards existing at the adoption date.  Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method.  The adoption did not have a material impact on the Company's financial statements at June 30, 2006 and for the three and six months then ended since the Company had been expensing share based awards granted after January 1, 2002 under the fair value provisions of SFAS 123.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43 (“SFAS 151”), which clarifies that abnormal costs of idle facility expense, freight, handling costs and wasted material should be recognized as current period expenses.  SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 did not have a material impact on the Company’s financial statements at June 30, 2006 and for the three and six months then ended.

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

Shares of Common Stock available for issue upon conversion of the 1,100,122 and 1,096,622 shares of Series I Preferred Stock outstanding at June 30, 2006 and 2005, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

 (Unaudited)

6.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  No additional amounts were invested during the three and six months ended June 30, 2006.  The Company invested $1.7 million during the three and six months ended June 30, 2005.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  For the three months ended June 30, 2006 and 2005, equity earnings amounted to $.4 million and $.1 million, respectively.   For the six months ended June 30, 2006 and 2005, equity earnings amounted to $.8 million and $.2 million, respectively.

7.

Inventories

The classification of inventories is as follows (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005

Raw materials	$5,852	5,873	5,664
Work in process	1,427	1,173	1,263
Finished goods	36,226	29,846	33,667
Less inventory reserves	(1,397)	(1,313)	(1,313)
Net inventories	$42,108	35,579	39,281

8.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the six months ended June 30 are as follows (in thousands):

	2006	2005
Balance at January 1	$80,446	70,660
Net earnings	9,461	7,983
Exercise of stock options, including related
tax benefit of $24 and $12 for 2006
and 2005, respectively	108	57
Stock option compensation	73	289
Other comprehensive earnings:
Foreign currency translation adjustment	425	(185)
Preferred dividends	(4,318)	(4,316)
Balance at June 30	$86,195	74,488

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

 (Unaudited)

Comprehensive earnings for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	$5,500	4,795	9,461	7,983
Foreign currency translation adjustment	447	(147)	425	(185)
Comprehensive earnings	$5,947	4,648	9,886	7,798

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  The risk-free interest rate is based on United States Treasury yields in effect at the date of grant consistent with the estimated life of the options.  The estimated life of options granted represents the period of time that the options are expected to be outstanding (excluding any effects of the Geneve Proposal).  The expected volatility is based on an analysis of historical prices of the Company’s stock over a period of time consistent with the estimated life of the options.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

 (Unaudited)

A summary of option activity during the six months ended June 30, 2006 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2005	811,525	$3.60
Granted	-	-
Expired	-	-
Forfeited	(10,000)	6.36
Exercised	(26,850)	3.12
Outstanding at June 30, 2006	774,675	3.58	1.35	$3,677
Exercisable at June 30, 2006	734,675	3.42	1.23	3,602

No options were granted during each of the three and six months ended June 30, 2006 and 2005.  The intrinsic value of options exercised during each of the three months ended June 30, 2006 and 2005 totaled less than $.1 million.  The intrinsic value of options exercised during each of the six months ended June 30, 2006 and 2005 totaled $.1 million.  Cash received from option exercises for each of the three months ended June 30, 2006 and 2005 totaled less than $.1 million.  Cash received from option exercises for the six months ended June 30, 2006 and 2005 totaled $.1 million and less than $.1 million, respectively.

A summary of the status of the Company’s nonvested options at June 30, 2006, and changes during the six months then ended, is presented below:

		Weighted
		Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2005	72,583	$4.09
Granted	-	-
Vested	(22,583)	3.05
Forfeited	(10,000)	4.53
Nonvested at June 30, 2006	40,000	4.56

At June 30, 2006, there were approximately $.1 million of total unrecognized compensation costs related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings over a weighted average period of approximately 18 months (excluding any effects of the Geneve Proposal).  The total fair value of options vested during the three and six months ended June 30, 2006 was less than $.1 million and $.1 million, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

 (Unaudited)

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million and $.2 million for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, stock option compensation amounted to $.1 million and $.3 million, respectively.

10.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

No contributions were made to the pension plan for the three months ended June 30, 2006.  The Company contributed $.2 million to the pension plan for the three months ended June 30, 2005.  The Company contributed $.2 million to the pension plan for each of the six months ended June 30, 2006 and 2005.  The Company expects to contribute a total of approximately $.3 million to the pension plan in 2006.

The following table presents the components of net periodic benefit cost for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$87	173	175	345
Interest cost	224	208	447	417
Expected return on plan assets	(237)	(237)	(473)	(475)
Amortization of prior service cost	-	-	(1)	(1)
Recognized net actuarial loss	104	71	208	142
Net periodic benefit cost	$178	215	356	428

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

 (Unaudited)

The following table presents segment information for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Educational	$44,869	41,782	82,453	75,726
Commercial	8,612	8,403	17,192	16,207
Net sales	$53,481	50,185	99,645	91,933
Gross profit:
Educational	$18,249	16,840	33,477	30,937
Commercial	3,221	3,113	6,581	6,019
Other costs of sales	(1,075)	(706)	(2,064)	(1,646)
Gross profit	$20,395	19,247	37,994	35,310

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of June 30, 2006, December 31, 2005 and June 30, 2005 (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
Identifiable assets:
Educational	$67,701	62,016	60,181
Commercial	5,819	5,695	5,920
Other corporate assets	59,121	55,642	54,390
Identifiable assets	$132,641	123,353	120,491

Educational assets include $14.0 million, $13.8 million and $13.6 million of goodwill at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.  Other corporate assets include cash, investments, deferred tax assets and property, plant and equipment, all of which service both the educational and commercial segments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three and six months ended June 30, 2006:

▪

increase in net sales of 6.6% and 8.4% in the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005;

▪

increase in gross profit of 6.0% and 7.6% in the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005;

▪

14.7% and 18.5% increase in earnings before income taxes in the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005;

▪

14.7% increase in net earnings, resulting in a 26.7% increase in diluted earnings per common share to $.19 in the second quarter of 2006, as compared to the same period in 2005; as a percentage of net sales, net earnings amounted to 10.4% in the second quarter of 2006, compared to 9.6% in the same period in 2005; 18.5% increase in net earnings, resulting in a 38.1% increase in diluted earnings per common share to $.29 in the six months ended June 30, 2006, as compared to the same period in 2005; as a percentage of net sales, net earnings amounted to 9.4% in the six months ended June 30, 2006, compared to 8.7% in the same period in 2005;

▪

increase in cash retained in the Company to $2.4 million and $4.2 million in the three and six months ended June 30, 2006, respectively, from $2.2 million and $3.8 million in the three and six months ended June 30, 2005, respectively, primarily as a result of the increased current utilization of Federal net operating tax loss carryforwards;

▪

EBITDA(1) increase of 11.0% to $9.5 million in the second quarter of 2006, as compared to the same period in 2005; EBITDA increase of 14.1% to $16.4 million in the six months ended June 30, 2006, as compared to the same period in 2005;

▪

increase in short term investments to $13.7 million at June 30, 2006, as compared to $5.9 million at June 30, 2005;

▪

net cash provided by operating activities increased 28.6% to $7.7 million in the six months ended June 30, 2006, from $6.0 million in the comparable period in 2005;

▪

semi-annual dividend payments on March 31, 2006 totaling $4.3 million on the Company’s Series I Preferred Stock and Series J Preferred Stock; and

▪

in the first quarter of 2006, the Company moved its Simulaids operations to a new 80,000 square foot office and manufacturing facility.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three and six months ended June 30, 2006 and 2005 and (ii) the percentage change in those reported items from the comparable period in 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Net sales	100.0%	100.0%	6.6%	100.0%	100.0%	8.4%
Cost of sales	61.9	61.6	6.9	61.9	61.6	8.9
Gross profit	38.1	38.4	6.0	38.1	38.4	7.6

Selling and administrative expense	21.2	22.2	1.8	22.5	23.7	3.0
Earnings from operations	16.9	16.2	11.7	15.6	14.7	15.0

Other (expense) income:
Interest expense	(.9)	(.7)	38.4	(1.0)	(.7)	45.2
Interest income	-	-	*	-	-	*
Other, net	.8	.1	480.8	.8	.2	479.0
	(.1)	(.6)	(72.6)	(.2)	(.5)	(76.3)
Earnings before income taxes	16.8	15.6	14.7	15.4	14.2	18.5

Income taxes
Current	1.9	1.5	36.5	1.8	1.3	43.6
Deferred	4.5	4.5	7.2	4.2	4.2	10.5
	6.4	6.0	14.6	6.0	5.5	18.5
Net earnings	10.4%	9.6%	14.7	9.4%	8.7%	18.5

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$5,500	4,795	9,461	7,983
Add:
Income taxes	3,460	3,020	5,974	5,041
Interest expense	501	362	948	653
Other expense (income)	(425)	(85)	(830)	(155)
Depreciation and amortization	460	461	895	890
EBITDA	$9,496	8,553	16,448	14,412

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net Sales

Net sales for the second quarter of 2006 increased 6.6% to $53.4 million from $50.2 million for the comparable period in 2005.  The growth in net sales for the second quarter of 2006 is equally attributable to organic growth in each of the U.S. and international markets.

Net sales in the educational segment, totaling $44.8 million, increased 7.4% in the second quarter of 2006 from $41.8 million in the comparable period in 2005.  The commercial segment recorded net sales of $8.6 million in the second quarter of 2006, increasing 2.5% from $8.4 million in the second quarter of 2005.

Gross Profit

Gross profit for the second quarter of 2006 increased 6.0% to $20.4 million from $19.2 million for the comparable period in 2005.  The increase in gross profit for the second quarter of 2006 is primarily attributable to the 6.6% increase in net sales.  The gross profit margin decreased to 38.1% in the second quarter of 2006 from 38.4% in the comparable period in 2005.  The decrease in consolidated gross margin is attributed to the increase in freight costs included in other costs of sales.

The educational segment gross profit for the second quarter of 2006 increased 8.4% to $18.3 million from $16.8 million for the comparable period in 2005.  The educational segment gross profit margin increased to 40.7% in the second quarter of 2006 from 40.3% in the second quarter of 2005.  The commercial segment gross profit for the second quarter of 2006 increased 3.5% to $3.2 million from $3.1 million for the comparable period in 2005.  The commercial segment yielded a gross profit margin of 37.4% in the second quarter of 2006, as compared to 37.0% in the second quarter of 2005.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2006 increased 1.8% to $11.4 million from $11.2 million in the comparable period in 2005.  As a percent of net sales, selling and administrative expenses amounted to 21.2% for the second quarter of 2006, as compared to 22.2% in the second quarter of 2005.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the second quarter of 2006 were primarily impacted by the following: (i) an increase in salaries and wages of $.4 million, or 6.5%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; and (ii) a decrease in group health care costs by 9.2%, or $.1 million.

The Company recorded less than $.1 million and $.2 million in compensation expense for the second quarters of 2006 and 2005, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for each of the second quarters of 2006 and 2005.

Interest Expense

Interest expense for the second quarter of 2006 increased 38.4% to $.5 million from $.4 million for the second quarter of 2005.  The increase in interest expense is principally due to the increase in the weighted average interest rate to 6.6% during the second quarter of 2006, compared to 4.6% in the second quarter of 2005.

The Company’s credit agreements assessed interest at a weighted average rate of 6.8%, 5.8% and 4.8% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

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

The income tax provision for the second quarter of 2006 was $3.5 million versus $3.0 million for the comparable period in 2005.  These tax provisions reflect effective tax rates of 38.6% for each of the second quarters of 2006 and 2005.  For each of the second quarters of 2006 and 2005, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes.  Although the reported earnings for the second quarters of 2006 and 2005 are shown after-tax, approximately $2.4 million and $2.2 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of Federal net operating tax loss carryforwards.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2006, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At June 30, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $9.8 million, net of a valuation allowance of $6.5 million.  Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger.  The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized.  There were no changes to the valuation allowance during each of the second quarters of 2006 and 2005.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Sales

Net sales for the six months ended June 30, 2006 increased 8.4% to $99.6 million from $91.9 million for the comparable period in 2005.  The growth in net sales for the six months ended June 30, 2006 is equally attributable to organic growth in each of the U.S. and international markets.

Net sales in the educational segment, totaling $82.4 million, increased 8.9% in the six months ended June 30, 2006 from $75.7 million in the comparable period in 2005.  The commercial segment recorded net sales of $17.2 million in the six months ended June 30, 2006, increasing 6.1% from $16.2 million in the comparable period in 2005.

Gross Profit

Gross profit for the six months ended June 30, 2006 increased 7.6% to $38.0 million from $35.3 million for the comparable period in 2005.  The increase in gross profit for the six months ended June 30, 2006 is primarily attributable to the 8.4% increase in net sales.  The gross profit margin decreased to 38.1% in the six months ended June 30, 2006 from 38.4% in the comparable period in 2005.

The educational segment gross profit for the six months ended June 30, 2006 increased 8.2% to $33.5 million from $30.9 million for the comparable period in 2005.  The educational segment gross profit margin decreased to 40.6% in the six months ended June 30, 2006 from 40.9% in the six months ended June 30, 2005.  The commercial segment gross profit for the six months ended June 30, 2006 increased 9.3% to $6.6 million from $6.0 million for the comparable period in 2005.  The commercial segment gross profit margin increased to 38.3% in the six months ended June 30, 2006, as compared to 37.1% in the six months ended June 30, 2005.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2006 increased 3.0% to $22.5 million from $21.8 million in the comparable period in 2005.  As a percent of net sales, selling and administrative expenses amounted to 22.5% for the six months ended June 30, 2006, as compared to 23.7% in the comparable period in 2005.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the six months ended June 30, 2006 were primarily impacted by the following: (i) an increase in salaries and wages of $1.0 million, or 8.2%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; and (ii) an increase in group health care costs by 4.6%, or $.1 million.

The Company recorded $.1 million and $.3 million in compensation expense for the six months ended June 30, 2006 and 2005, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.4 million to Geneve for certain administrative services for each of the six months ended June 30, 2006 and 2005.

Interest Expense

Interest expense for the six months ended June 30, 2006 increased 45.2% to $.9 million from $.7 million for the comparable period in 2005.  The increase in interest expense is principally due to the increase in the weighted average interest rate to 6.4% during the six months ended June 30, 2006, compared to 4.4% for the comparable period in 2005.

The Company’s credit agreements assessed interest at a weighted average rate of 6.8%, 5.8% and 4.8% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

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

The income tax provision for the six months ended June 30, 2006 was $6.0 million versus $5.0 million for the comparable period in 2005.  These tax provisions reflect effective tax rates of 38.7% for each of the six months ended June 30, 2006 and 2005.  For each of the six months ended June 30, 2006 and 2005, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes.  Although the reported earnings for the six months ended June 30, 2006 and 2005 are shown after-tax, approximately $4.2 million and $3.8 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of Federal net operating tax loss carryforwards.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2006, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At June 30, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $9.8 million, net of a valuation allowance of $6.5 million.  Substantially all of the net deferred tax asset relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger.  The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized.  There were no changes to the valuation allowance during each of the six months ended June 30, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had working capital of $70.2 million, increasing from $65.5 million at December 31, 2005.  At June 30, 2005, the Company had working capital of $62.1 million.  Cash and cash equivalents increased $1.9 million in the six months ended June 30, 2006, ending the period at $3.7 million.  Cash and cash equivalents increased slightly in the six months ended June 30, 2005, ending the period at $2.2 million.  The increase in the generation of cash and cash equivalents during the six months ended June 30, 2006 as compared to the same period in 2005 is primarily due to the following:

▪

The Company generated cash of $7.7 million from operations during the six months ended June 30, 2006 compared to $6.0 million for the comparable period of 2005.  The increase in cash generated from operations in the six months ended June 30, 2006 compared to the same period in 2005 was principally the result of a $1.5 million increase in net earnings, combined with working capital changes.

The changes in current assets and liabilities are typical for the first six months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $1.5 million for investing activities in the six months ended June 30, 2006, compared to $3.6 million for the comparable period in 2005.  In the six months ended June 30, 2006, the Company used cash of approximately $.6 million to fund a portion of the construction of an approximately 80,000 square foot office and manufacturing facility for the Company’s Simulaids operations.  The Company began operations at the new facility in the first quarter of 2006.  The final construction costs of the new facility will be approximately $5.0 million.  The Company is funding the construction costs through a one year, $4.3 million construction loan, with interest payable monthly at the mortgage lender’s prime rate.  Subsequent to the completion of the facility, the construction loan will convert to a 10-year mortgage on the new facility, with interest payable at the one month LIBOR rate plus a margin of 175 basis points.  The Company intends to sell the old Simulaids facilities.  In the six months ended June 30, 2005, the Company used cash of $1.2 million to purchase land and fund a portion of the construction of this facility.

In the six months ended June 30, 2006, the Company used cash of approximately $.1 million for architectural costs related to the construction of an approximately 60,000 square foot manufacturing facility on its existing land in Fort Atkinson, WI for Nasco’s plastics operations.  The Company began construction in the third quarter of 2006.  It is estimated that the construction cost of the facility will be approximately $3.7 million.  The Company anticipates completing construction by the fourth quarter of 2006.  The Company intends to fund these capital expenditures through available cash and its Revolving Credit Facility.  The new manufacturing facility will replace 45,000 square feet of manufacturing space currently under lease through the end of the third quarter of 2006.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.8 million and $.7 million in the six months ended June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2005, the Company invested $1.7 million in an investment limited partnership, the general partner of which is an affiliate of the Company.  The assets of the limited partnership are managed exclusively by a non-affiliate of the Company (see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  No such investments were made during the six months ended June 30, 2006.  The Company had investments of $13.7 million at June 30, 2006, as compared to $12.9 million and $5.9 million at December 31, 2005 and June 30, 2005, respectively.

▪

Financing activities used cash of $4.3 million in the six months ended June 30, 2006, compared to $2.4 million for the comparable period in 2005.  In the six months ended June 30, 2006, there were no material changes in the Company’s debt outstanding.  In the six months ended June 30, 2005, the net principal proceeds from debt of $1.9 million were primarily due to the increase in the amounts outstanding on the Company’s primary credit facility due to seasonal working capital requirements and the $1.2 million of capital expenditures in connection with the new Simulaids facility.

The Company paid dividends of $4.3 million in each of the six months ended June 30, 2006 and 2005 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At June 30, 2006, the weighted average interest rate on this debt was 6.5%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 6.7%.  Such rate commitments expire on various dates through August 10, 2006.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of June 30, 2006.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and six months ended June 30, 2006 and 2005.

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

Deferred Income Taxes - At June 30, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $9.8 million, net of a valuation allowance of approximately $6.5 million, related primarily to Federal net operating tax loss carryforwards.  The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position.  Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future.  The net deferred tax asset, including the valuation allowance, at June 30, 2006 is subject to future adjustment based upon changes in management’s evaluation of the realizability of the deferred tax asset.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and six months ended June 30, 2006 and 2005.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

The Company’s debt as of June 30, 2006 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.6	$24.3
Weighted average interest rate	7.3%	6.7%
Fair market value	$.6	$24.3

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

FORWARD-LOOKING STATEMENTS

The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts.  These forward-looking statements are based on management’s current expectations and are subject to, and are qualified by, a number of risks and uncertainties that could cause actual results or business conditions to differ materially from those projected or suggested in such forward-looking statements.  The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; (v) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position; (vi) there can be no assurance that the transaction proposed by Geneve will be approved or completed; and (vii) other factors identified below or in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-Q and 8-K.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the second quarter of 2006.

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

Date:  August 11, 2006

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  August 11, 2006

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