Form 10-Q
period 2006-09-30
ARISTOTLE CORP
filed 2006-11-13
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 9, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes [  ] No [X]

As of November 9, 2006, 17,275,679 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	September 30, 2006	December 31, 2005	September 30, 2005
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$3,306	1,803	3,011
Investments	14,172	12,856	6,019
Accounts receivable, net	27,261	14,530	25,013
Inventories, net	36,296	35,579	34,963
Prepaid expenses and other	4,818	8,026	5,255
Deferred income taxes	4,562	11,279	9,825
Total current assets	90,415	84,073	84,086

Property, plant and equipment, net	23,873	22,361	20,421

Goodwill	14,018	13,799	13,818
Deferred income taxes	2,712	2,712	3,969
Other assets	327	408	416
Total assets	$131,345	123,353	122,710

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$165	606	119
Trade accounts payable	10,939	9,013	9,436
Accrued expenses	6,516	6,594	4,747
Income taxes	688	185	385
Accrued dividends payable	-	2,159	-
Total current liabilities	18,308	18,557	14,687

Long-term debt, less current installments	21,297	24,350	28,839

Stockholders’ equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,100,122
shares issued and outstanding	6,601	6,601	6,601
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,269,846,
17,242,996 and 17,170,329 shares issued and outstanding at
September 30, 2006, December 31, 2005 and September 30, 2005, respectively	173	172	172
Additional paid-in capital	3,327	3,119	2,773
Retained earnings	15,569	4,891	3,368
Accumulated other comprehensive earnings (loss)	310	(97)	510
Total stockholders’ equity	91,740	80,446	79,184
Total liabilities and stockholders’ equity	$131,345	123,353	122,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$61,843	58,626	161,488	150,559
Cost of sales	38,516	37,222	100,167	93,845
Gross profit	23,327	21,404	61,321	56,714

Selling and administrative expense	12,000	11,060	34,441	32,848
Earnings from operations	11,327	10,344	26,880	23,866

Other (expense) income:
Interest expense	(413)	(369)	(1,361)	(1,022)
Interest income	18	11	20	23
Other, net	507	116	1,335	259
	112	(242)	(6)	(740)
Earnings before income taxes	11,439	10,102	26,874	23,126

Income taxes:
Current	1,215	1,064	2,970	2,286
Deferred	2,531	2,846	6,750	6,665
	3,746	3,910	9,720	8,951
Net earnings	7,693	6,192	17,154	14,175

Preferred dividends	2,158	2,160	6,476	6,476
Net earnings applicable to common stockholders	$5,535	4,032	10,678	7,699

Earnings per common share:
Basic	$.32	.23	.62	.45
Diluted	$.32	.23	.61	.44

Weighted average common shares outstanding:
Basic	17,269,846	17,164,155	17,261,961	17,154,462
Diluted	17,529,652	17,422,089	17,511,332	17,404,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$17,154	14,175
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,406	1,362
Stock option compensation	101	359
Gain on sale of property, plant and equipment	-	(2)
Earnings in equity method investment	(1,316)	(261)
Deferred income taxes	6,749	6,665
Change in assets and liabilities:
Accounts receivable	(12,731)	(12,421)
Inventories	(717)	(1,607)
Prepaid expenses and other	3,208	1,410
Other assets	(152)	(16)
Trade accounts payable	1,926	2,244
Accrued expenses and other liabilities	693	(465)
Net cash provided by operating activities	16,321	11,443

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,773)	(4,229)
Purchases of investments	-	(1,700)
Net cash used in investing activities	(2,773)	(5,929)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,933	10,907
Principal payments on long-term debt	(12,427)	(7,011)
Proceeds from issuance of stock under stock option plans	84	92
Preferred dividends paid	(8,635)	(8,634)
Net cash used in financing activities	(12,045)	(4,646)

Net increase in cash and cash equivalents	1,503	868

Cash and cash equivalents at beginning of period	1,803	2,143
Cash and cash equivalents at end of period	$3,306	3,011

Supplemental cash flow information
Interest	$1,457	907
Income taxes	$2,455	1,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at September 30, 2006 and 2005.  On May 22, 2006, the Company received a proposal from Geneve to acquire in a merger transaction (i) the balance of the outstanding shares of Aristotle’s Common Stock for a cash purchase price of $8.06 per share and (ii) all of the outstanding shares of Aristotle’s Series I Preferred Stock for a cash price of $8.25 per share plus accrued and unpaid dividends to the closing date.  At the request of Geneve, the Board of Directors of Aristotle established a special committee composed of Aristotle’s independent directors solely to consider Geneve’s proposal (the “Special Committee”).  Despite extensive efforts, Geneve and the Special Committee were unable to reach agreement; as a result, on September 18, 2006, Geneve withdrew its proposal.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2006 and 2005, results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005, as applicable, have been made.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and Form 10K/A for the year ended December 31, 2005.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

4.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158,  Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R) (“SFAS No. 158”).  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet.  This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.  Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in SFAS No. 87, SFAS No. 88, and SFAS No. 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  The Company is required to adopt SFAS No. 158 as of December 31, 2006.  The Company is currently evaluating the impact of SFAS No. 158 on its financial statements.

In September 2006, The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period.  If the prior period effect is material to the current period, then the prior period is required to be corrected.  Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements.  Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement.  SAB 108 is effective for fiscal years beginning after November 15, 2006.  The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“Interpretation No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of Interpretation No. 48 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued a revised SFAS No. 123, Share-Based Payment (“SFAS No. 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period.  The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available.  SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, which was issued in October 1995.  SFAS No. 123R was effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005.  SFAS No. 123R provides transitional guidance for awards existing at the adoption date.  Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.  The adoption did not have a material impact on the Company's financial statements at September 30, 2006 and for the three and nine months then ended since the Company had been expensing share based awards granted after January 1, 2002 under the fair value provisions of SFAS No. 123.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43, which clarifies that abnormal costs of idle facility expense, freight, handling costs and wasted material should be recognized as current period expenses.  SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements at September 30, 2006 and for the three and nine months then ended.

5.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the periods related to outstanding stock options.

Shares of Common Stock available for issue upon conversion of the 1,100,122 shares of Series I Preferred Stock outstanding at September 30, 2006 and 2005 were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

6.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  No additional amounts were invested during the three and nine months ended September 30, 2006.  The Company invested $0 and $1.7 million during the three and nine months ended September 30, 2005, respectively.  The Company’s investment is accounted for under the equity method of accounting.  The carrying value of the investment equals the Company’s ownership in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  For the three months ended September 30, 2006 and 2005, equity earnings amounted to $.5 million and $.1 million, respectively.   For the nine months ended September 30, 2006 and 2005, equity earnings amounted to $1.3 million and $.3 million, respectively.

7.

Inventories

The classification of inventories is as follows (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005

Raw materials	$5,926	5,873	5,689
Work in process	1,313	1,173	1,421
Finished goods	30,489	29,846	29,220
Less inventory reserves	(1,432)	(1,313)	(1,367)
Net inventories	$36,296	35,579	34,963

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

8.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the nine months ended September 30 are as follows (in thousands):

	2006	2005
Balance at January 1	$80,446	70,660
Net earnings	17,154	14,175
Exercise of stock options, including related
tax benefit of $24 and $34 for 2006
and 2005, respectively	108	126
Stock option compensation	101	359
Other comprehensive earnings:
Foreign currency translation adjustment	407	340
Preferred dividends	(6,476)	(6,476)
Balance at September 30	$91,740	79,184

Comprehensive earnings for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings	$7,693	6,192	17,154	14,175
Foreign currency translation adjustment	(18)	525	407	340
Comprehensive earnings	$7,675	6,717	17,561	14,515

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

September 30, 2006

 (Unaudited)

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

A summary of option activity during the nine months ended September 30, 2006 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2005	811,525	$3.60
Granted	-	-
Expired	-	-
Forfeited	(14,167)	6.36
Exercised	(26,850)	3.12
Outstanding at September 30, 2006	770,508	3.57	1.08	$3,244
Exercisable at September 30, 2006	746,342	3.47	1.02	3,210

No options were granted during each of the three and nine months ended September 30, 2006 and 2005.  No options were exercised in the three months ended September 30, 2006.  The intrinsic value of options exercised during the three months ended September 30, 2005 totaled less than $.1 million.  The intrinsic value of options exercised during each of the nine months ended September 30, 2006 and 2005 totaled $.1 million.  Cash received from option exercises for the three months ended September 30, 2006 and 2005 totaled $0 and less than $.1 million, respectively.  Cash received from option exercises for each of the nine month periods ended September 30, 2006 and 2005 totaled $.1 million.

A summary of the status of the Company’s nonvested options at September 30, 2006, and changes during the nine months then ended, is presented below:

		Weighted
		Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2005	72,583	$4.09
Granted	-	-
Vested	(34,250)	3.55
Forfeited	(14,167)	4.53
Nonvested at September 30, 2006	24,166	4.53

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

At September 30, 2006, there were approximately $.1 million of total unrecognized compensation costs related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings over a weighted average period of approximately 12 months.  The total fair value of options vested during the three and nine months ended September 30, 2006 was less than $.1 million and $.1 million, respectively.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million and $.1 million for the three months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005, stock option compensation amounted to $.1 million and $.4 million, respectively.

10.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.1 million and $.8 million to the pension plan for the three months ended September 30, 2006 and 2005, respectively.  The Company contributed $.3 million and $1.0 million to the pension plan for each of the nine months ended September 30, 2006 and 2005.  The Company expects to contribute a total of approximately $.3 million to the pension plan in 2006.

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$51	172	226	517
Interest cost	220	209	667	626
Expected return on plan assets	(187)	(238)	(660)	(713)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Recognized net actuarial loss	113	71	321	213
Net periodic benefit cost	$196	213	552	641

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

The following table presents segment information for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales:
Educational	$54,746	51,517	137,199	127,243
Commercial	7,097	7,109	24,289	23,316
Net sales	$61,843	58,626	161,488	150,559
Gross profit:
Educational	$21,389	19,653	54,867	50,590
Commercial	3,133	3,025	9,714	9,044
Other costs of sales	(1,195)	(1,274)	(3,260)	(2,920)
Gross profit	$23,327	21,404	61,321	56,714

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of September 30, 2006, December 31, 2005 and September 30, 2005 (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
Identifiable assets:
Educational	$63,960	62,016	57,719
Commercial	5,718	5,695	5,971
Other corporate assets	61,667	55,642	59,020
Identifiable assets	$131,345	123,353	122,710

Educational assets include $14.0 million, $13.8 million and $13.8 million of goodwill at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.  Other corporate assets include cash, investments, deferred tax assets and property, plant and equipment, all of which service both the educational and commercial segments.

12.

Income Taxes

The income tax provision for the three month period ended September 30, 2006 was $3.7 million versus $3.9 million for the comparable period of 2005.  These tax provisions reflect effective tax rates of 32.7% and 38.7% for the third quarters of 2006 and 2005, respectively.  The income tax provision for the nine month period ended September 30, 2006 was $9.7 million versus $9.0 million in the comparable period of 2005.  These provisions reflect effective tax rates of 36.2% and 38.7%.  The tax provisions for the three month period and nine month period ended September 30, 2006 include a $.7 million reduction in the valuation allowance for Federal net operating tax loss carryforwards expected to expire unutilized at December 31, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three and nine months ended September 30, 2006:

▪

increase in net sales of 5.5% and 7.3% in the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005;

▪

increase in gross profit of 9.0% and 8.1% in the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005;

▪

13.2% and 16.2% increase in earnings before income taxes in the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005;

▪

in the third quarter of 2006, the Company reduced the valuation allowance established to reflect the estimate of the Company’s Federal net operating loss carryforwards (NOL’s) that were expected to expire unutilized at December 31, 2006 by $.7 million to $5.8 million, primarily as a result of current estimates of 2006 taxable income;

▪

24.2% increase in net earnings, resulting in a 39.1% increase in diluted earnings per common share to $.32, in the third quarter of 2006, as compared to the same period in 2005; as a percentage of net sales, net earnings amounted to 12.3% in the third quarter of 2006, compared to 10.5% in the same period in 2005;

▪

21.0% increase in net earnings, resulting in a 38.6% increase in diluted earnings per common share to $.61, in the nine months ended September 30, 2006, as compared to the same period in 2005; as a percentage of net sales, net earnings amounted to 10.7% in the nine months ended September 30, 2006, compared to 9.5% in the same period in 2005;

▪

increase in cash retained in the Company to $3.4 million and $7.9 million in the three and nine months ended September 30, 2006, respectively, from $3.0 million and $7.0 million in the three and nine months ended September 30, 2005, respectively, primarily as a result of the increased current utilization of Federal net operating tax loss carryforwards;

▪

EBITDA(1) increase of 9.4% to $11.8 million in the third quarter of 2006, as compared to the same period in 2005; EBITDA increase of 12.1% to $28.3 million in the nine months ended September 30, 2006, as compared to the same period in 2005;

▪

increase in short term investments to $14.2 million at September 30, 2006, as compared to $12.9 million at December 31, 2005 and $6.0 million at September 30, 2005;

▪

net cash provided by operating activities increased 42.6% to $16.3 million in the nine months ended September 30, 2006, from $11.4 million in the comparable period in 2005;

▪

semi-annual dividend payments on March 31, 2006 and September 30, 2006 totaling $8.6 million on the Company’s Series I Preferred Stock and Series J Preferred Stock; and

▪

in the first quarter of 2006, the Company moved its Simulaids operations to a new 80,000 square foot office and manufacturing facility; in the third quarter of 2006, the Company began construction of a new 60,000 square foot plastics manufacturing facility in Fort Atkinson, WI.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three and nine months ended September 30, 2006 and 2005 and (ii) the percentage change in those reported items from the comparable period in 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Net sales	100.0%	100.0%	5.5%	100.0%	100.0%	7.3%
Cost of sales	62.3	63.5	3.5	62.0	62.3	6.7
Gross profit	37.7	36.5	9.0	38.0	37.7	8.1

Selling and administrative expense	19.4	18.9	8.5	21.3	21.8	4.8
Earnings from operations	18.3	17.6	9.5	16.7	15.9	12.6

Other (expense) income:
Interest expense	(.7)	(.6)	11.9	(.8)	(.7)	33.2
Interest income	-	-	*	-	-	*
Other, net	.8	.2	337.1	.8	.2	415.4
	.1	(.4)	(146.3)	-	(.5)	(99.2)
Earnings before income taxes	18.4	17.2	13.2	16.7	15.4	16.2

Income taxes
Current	2.0	1.8	14.2	1.8	1.5	29.9
Deferred	4.1	4.9	(11.1)	4.2	4.4	1.3
	6.1	6.7	(4.2)	6.0	5.9	8.6
Net earnings	12.3%	10.5%	24.2	10.7%	9.5%	21.0

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$7,693	6,192	17,154	14,175
Add:
Income taxes	3,746	3,910	9,720	8,951
Interest expense	413	369	1,361	1,022
Other expense (income)	(525)	(127)	(1,355)	(282)
Depreciation and amortization	511	472	1,406	1,362
EBITDA	$11,838	10,816	28,286	25,228

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

Net sales for the third quarter of 2006 increased 5.5% to $61.8 million from $58.6 million for the comparable period in 2005.  The growth in net sales for the third quarter of 2006 is attributable to organic growth in each of the U.S. and international markets.

Net sales in the educational segment, totaling $54.7 million, increased 6.3% in the third quarter of 2006 from $51.5 million in the comparable period in 2005.  The commercial segment recorded net sales of $7.1 million in the third quarter of 2006, equaling the $7.1 million in the third quarter of 2005.

Gross Profit

Gross profit for the third quarter of 2006 increased 9.0% to $23.3 million from $21.4 million for the comparable period in 2005.  The increase in gross profit for the third quarter of 2006 is primarily attributable to the 5.5% increase in net sales.  The gross profit margin increased to 37.7% in the third quarter of 2006 from 36.5% in the comparable period in 2005.  The increase in gross profit margin is attributed to shifts in the mix of product shipped and to efforts to control and reduce merchandise costs through available domestic and international sources.

The educational segment gross profit for the third quarter of 2006 increased 8.8% to $21.4 million from $19.7 million for the comparable period in 2005.  The educational segment gross profit margin increased to 39.1% in the third quarter of 2006 from 38.1% in the third quarter of 2005.  The commercial segment gross profit for the third quarter of 2006 increased 3.6% to $3.1 million from $3.0 million for the comparable period in 2005.  The commercial segment yielded a gross profit margin of 44.1% in the third quarter of 2006, as compared to 42.6% in the third quarter of 2005.

Selling and Administrative Expense

Selling and administrative expense for the third quarter of 2006 increased 8.5% to $12.0 million from $11.1 million in the comparable period in 2005.  As a percent of net sales, selling and administrative expense amounted to 19.4% for the third quarter of 2006, as compared to 18.9% in the third quarter of 2005.  Selling and administrative expense includes advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expense for the third quarter of 2006 was primarily impacted by the following: (i) an increase in salaries and wages of $.2 million, or 2.9%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; (ii) an increase in group health care costs by $.4 million; and, (iii) an expense of $.5 million in fees for legal and professional services related to consideration of a proposal by Geneve to acquire the shares of the Company’s common and preferred stock that it does not already own.

The Company recorded less than $.1 million and $.1 million in compensation expense for the third quarters of 2006 and 2005, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for each of the third quarters of 2006 and 2005.

Interest Expense

Interest expense for the third quarter of 2006 increased 11.9% to $.4 million from $.4 million for the third quarter of 2005.  The increase in interest expense is principally due to the increase in the weighted average interest rate to 7.0% during the third quarter of 2006, compared to 5.2% in the third quarter of 2005.

The Company’s weighted average interest rate under its credit agreements was 6.8%, 5.8% and 5.5% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

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

The income tax provision for the third quarter of 2006 was $3.7 million versus $3.9 million for the comparable period in 2005.  These tax provisions reflect effective tax rates of 32.7% and 38.7% for the third quarters of 2006 and 2005, respectively.  For the third quarter of 2006, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from a reduction in the valuation allowance amounting to $.7 million primarily related to increased estimates of taxable income, and foreign and state income taxes.  For the third quarter of 2005, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes.  Although the reported earnings for the third quarters of 2006 and 2005 are shown after-tax, approximately $3.4 million and $3.0 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of Federal net operating tax loss carryforwards.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2006, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At September 30, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $7.3 million, net of a valuation allowance of $5.8 million.  Of the $7.3 million balance, $2.9 million relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the merger of Nasco International, Inc. and the Company on June 17, 2002.  The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

Net sales for the nine months ended September 30, 2006 increased 7.3% to $161.5 million from $150.6 million for the comparable period in 2005.  The growth in net sales for the nine months ended September 30, 2006 is attributable to organic growth in each of the U.S. and international markets.

Net sales in the educational segment, totaling $137.2 million, increased 7.8% in the nine months ended September 30, 2006 from $127.2 million in the comparable period in 2005.  The commercial segment recorded net sales of $24.3 million in the nine months ended September 30, 2006, increasing 4.2% from $23.3 million in the comparable period in 2005.

Gross Profit

Gross profit for the nine months ended September 30, 2006 increased 8.1% to $61.3 million from $56.7 million for the comparable period in 2005.  The increase in gross profit for the nine months ended September 30, 2006 is primarily attributable to the 7.3% increase in net sales.  The gross profit margin increased to 38.0% in the nine months ended September 30, 2006 from 37.7% in the comparable period in 2005.

The educational segment gross profit for the nine months ended September 30, 2006 increased 8.5% to $54.9 million from $50.6 million for the comparable period in 2005.  The educational segment gross profit margin increased to 40.0% in the nine months ended September 30, 2006 from 39.8% in the nine months ended September 30, 2005.  The commercial segment gross profit for the nine months ended September 30, 2006 increased 7.4% to $9.7 million from $9.0 million for the comparable period in 2005.  The commercial segment gross profit margin increased to 40.0% in the nine months ended September 30, 2006, as compared to 38.8% in the nine months ended September 30, 2005.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products.

Selling and Administrative Expense

Selling and administrative expense for the nine months ended September 30, 2006 increased 4.8% to $34.4 million from $32.8 million in the comparable period in 2005.  As a percent of net sales, selling and administrative expense amounted to 21.3% for the nine months ended September 30, 2006, as compared to 21.8% in the comparable period in 2005.  Selling and administrative expense includes advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expense for the nine months ended September 30, 2006 was primarily impacted by the following: (i) an increase in salaries and wages of $1.2 million, or 6.3%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; (ii) an increase in self-funded group health care costs by $.5 million; and, (iii) an expense of $.5 million in fees for legal and professional services related to consideration of a proposal by Geneve to acquire the shares of the Company’s common and preferred stock that it does not already own.  Offsetting these increases to selling and administrative expense, stock option expense declined to $.1 million in the nine months ended September 30, 2006 compared to $.4 million in the comparable period of 2005, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.7 million to Geneve for certain administrative services for each of the nine months ended September 30, 2006 and 2005.

Interest Expense

Interest expense for the nine months ended September 30, 2006 increased 33.2% to $1.4 million from $1.0 million for the comparable period in 2005.  The increase in interest expense is principally due to the increase in the weighted average interest rate to 6.6% during the nine months ended September 30, 2006, compared to 4.6% for the comparable period in 2005.

The Company’s weighted average interest rate under its credit agreements was 6.8%, 5.8% and 5.5% at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

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

The income tax provision for the nine months ended September 30, 2006 was $9.7 million versus $9.0 million for the comparable period in 2005.  These tax provisions reflect effective tax rates of 36.2% and 38.7% for the nine months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from a reduction in the valuation allowance amounting to $.7 million primarily related to increased estimates of taxable income and from foreign and state income taxes. For the nine months ended September 30, 2005, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from foreign and state income taxes.  Although the reported earnings for the nine months ended September 30, 2006 and 2005 are shown after-tax, approximately $7.9 million and $7.0 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of Federal net operating tax loss carryforwards.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of Federal net operating tax loss carryforwards in 2006, the Company anticipates that the utilization of the available Federal net operating tax loss carryforwards to offset future Federal taxable income will result in the Company not having to use its cash resources to pay Federal income taxes through 2006.

At September 30, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $7.3 million, net of a valuation allowance of $5.8 million.  Of the $7.3 million balance, $2.9 million relates to Federal net operating tax loss carryforwards, which were recognized in applying purchase accounting to the Merger.  The valuation allowance has been established primarily to reflect the estimate of Federal net operating tax loss carryforwards that are expected to expire unutilized.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had working capital of $72.1 million, increasing from $65.5 million at December 31, 2005.  At September 30, 2005, the Company had working capital of $69.4 million.  Cash and cash equivalents increased $1.5 million in the nine months ended September 30, 2006, ending the period at $3.3 million.  Cash and cash equivalents increased $.9 million in the nine months ended September 30, 2005, ending the period at $3.0 million.  The increase in the generation of cash and cash equivalents during the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to the following:

▪

The Company generated cash of $16.3 million from operations during the nine months ended September 30, 2006 compared to $11.4 million for the comparable period of 2005.  The increase in cash generated from operations in the nine months ended September 30, 2006 compared to the same period in 2005 was principally the result of a $3.0 million increase in net earnings, combined with a lower investment in working capital.

The changes in current assets and liabilities are typical for the third quarter of the fiscal year as the Company is completing its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $2.8 million for investing activities in the nine months ended September 30, 2006, compared to $5.9 million for the comparable period in 2005.  In the nine months ended September, 2006, the Company used cash of approximately $.6 million to fund a portion of the construction of an approximately 80,000 square foot office and manufacturing facility for the Company’s Simulaids operations.  The Company began operations at the new facility in the first quarter of 2006.  The final construction costs of the new facility totaled approximately $5.0 million.  The Company is funding the construction costs through a one year, $4.3 million construction loan, with interest payable monthly at the mortgage lender’s prime rate.  It is anticipated that the construction loan will convert to a 10-year mortgage on the new facility by December 31, 2006, with interest payable at the one month LIBOR rate plus a margin of 175 basis points.  The Company intends to sell the old Simulaids facilities.  In the nine months ended September 30, 2005, the Company used cash of $3.3 million to purchase land and fund a portion of the construction of this facility.

In the nine months ended September 30, 2006, the Company used cash of approximately $.8 million for construction costs of an approximately 60,000 square foot manufacturing facility on its existing land in Fort Atkinson, WI for Nasco’s plastics operations.  The Company began construction in the third quarter of 2006. It is estimated that the construction cost of the facility will be approximately $3.7 million.  The Company anticipates completing construction by the first quarter of 2007.  The Company intends to fund these capital expenditures through available cash and its Revolving Credit Facility.  The new manufacturing facility will replace 45,000 square feet of leased manufacturing space.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.4 million and $.9 million in the nine months ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2005, the Company invested $1.7 million in an investment limited partnership, the general partner of which is an affiliate of the Company.  The assets of the limited partnership are managed exclusively by a non-affiliate of the Company (see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  No additional investments were made during the nine months ended September 30, 2006.  The Company had investments of $14.2 million at September 30, 2006, as compared to $12.9 million and $6.0 million at December 31, 2005 and September 30, 2005, respectively.

▪

Financing activities used cash of $12.0 million in the nine months ended September 30, 2006, compared to $4.6 million for the comparable period in 2005.  In the nine months ended September 30, 2006, the Company reduced the outstanding balance on its primary credit facility by $4.0 million to a balance of $15.5 million, and increased the outstanding balance on the construction loan for the Simulaids facility by $.5 million.  In the nine months ended September 30, 2005, the net principal proceeds from debt of $3.9 million were primarily due to the increase in the amounts outstanding on the Company’s primary credit facility of $1.5 million due to seasonal working capital requirements and the $3.3 million of capital expenditures in connection with the new Simulaids facility.

The Company paid dividends of $8.6 million in each of the nine months ended September 30, 2006 and 2005 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At September 30, 2006, the weighted average interest rate on this debt was 6.7%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 6.7%.  Such rate commitments expire on various dates through November 13, 2006.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of September 30, 2006.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and nine months ended September 30, 2006 and 2005.

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

Deferred Income Taxes - At September 30, 2006, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $7.3 million, net of a valuation allowance of approximately $5.8 million, related primarily to Federal net operating tax loss carryforwards.  The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position.  Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future.  The net deferred tax asset, including the valuation allowance, at September 30, 2006 is subject to future adjustment based upon changes in management’s evaluation of the realizability of the deferred tax asset.

Goodwill - The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The provisions of SFAS No. 142, Goodwill and Other Intangible Assets, require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value.  The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine the amount of the impairment required.  The Company evaluated its goodwill at December 31, 2005, and determined that there was no impairment of goodwill.

Defined Benefit Plans - The Company accounts for the benefits under its defined benefit pension plan using actuarial models required by SFAS No. 87, Employers’ Accounting for Pensions.  These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan.  Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increase.  The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, pension benefits are earned in, and should be expensed in, the same pattern.

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

At December 31, 2006, the Company will adopt SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 123(R).  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and nine months ended September 30, 2006 and 2005.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2006 by approximately $.2 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in 2006.

QUANTITATIVE

The Company’s debt as of September 30, 2006 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.2	$21.3
Weighted average interest rate	7.3%	6.8%
Fair market value	$.2	$21.3

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

FORWARD-LOOKING STATEMENTS

The Company believes that this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts.  These forward-looking statements are based on management’s current expectations and are subject to, and are qualified by, a number of risks and uncertainties that could cause actual results or business conditions to differ materially from those projected or suggested in such forward-looking statements.  The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; (v) the ability of the Company to retain and utilize its Federal net operating tax loss carryforward position;  and (vi) other factors identified below or in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-K/A, 10-Q and 8-K.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the third quarter of 2006.

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

Date:  November 9, 2006

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  November 9, 2006

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