Form 10-K
period 2006-12-31
ARISTOTLE CORP
filed 2007-04-02
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

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

(TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the Common Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $10.3 million and the aggregate market value of the Series I Preferred Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $8.2 million. In each case, the market value of outstanding securities was based on the closing price of such securities as reported by the NASDAQ Capital Market.

As of March 26, 2007, 17,273,884 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is located on page 58 of this filing.

Part III incorporates certain information by reference to registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

FORM 10-K CROSS REFERENCE INDEX

PART I
	Item 1.	Business	1

	Item 1A.	Risk Factors	7

	Item 2.	Properties	11

	Item 3.	Legal Proceedings	11

	Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities	13

	Item 6.	Selected Financial Data	16

	Item 7.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	18

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 8.	Financial Statements and Supplementary Data	28

	Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	57

	Item 9A.	Controls and Procedures	57

	Item 9B.	Other Information	57

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	57

	Item 11.	Executive Compensation	57

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	58

	Item 13.	Certain Relationships and Related Transactions,
		and Director Independence	58

	Item 14	Principal Accounting Fees and Services	58

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	58

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

Prior to June 17, 2002, Aristotle was a holding company which, through its subsidiaries, Simulaids, Inc. (“Simulaids”) and Safe Passage International, Inc. (“Safe Passage”), conducted business in two segments, the medical education and training products market and the computer-based training market. On June 17, 2002, Aristotle merged (the “Merger”) with Nasco International, Inc. (“Nasco”), an indirect subsidiary of Geneve Corporation (“Geneve”), a privately-held diversified financial holding company. Pursuant to the Merger, the separate corporate existence of Nasco ceased and Aristotle was the surviving entity. Immediately following the Merger, Aristotle’s business was comprised of the operations of the Nasco group of companies, Simulaids and Safe Passage. Due to the relative sizes of the parties and conditions to the Merger, the transaction was accounted for as a reverse acquisition using the purchase method of accounting under U.S. generally accepted accounting principles (“GAAP”). Accordingly, for accounting and reporting purposes, Nasco was deemed to be the acquiring company, and financial information reported for periods prior to the Merger is that of Nasco. In applying purchase accounting to the Merger, the assets and liabilities of Aristotle were adjusted to their fair market values at June 17, 2002. This accounting method included recognition of a significant deferred tax asset of approximately $30.7 million, which was principally attributable to Aristotle’s Federal net operating tax loss carryforwards (“NOLs”). As a result of such recognition, Aristotle’s pre-merger goodwill and long-term assets of $8.3 million were reduced to zero and negative goodwill of $20.2 million was recognized as an extraordinary gain at the Merger date.

ACQUISITIONS AND DIVESTITURES

On March 1, 2006, Aristotle purchased certain assets of Large Print Publishing Company for $150. The purchased assets were comprised of inventory, printing equipment, trade name and license rights to products printed and distributed as Large Print products. The Large Print product line complements product lines manufactured and distributed by the Company in the educational segment. The results of Large Print operations have been included in the Company’s consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $63 attributable to the commercial segment. The sales and income from this acquisition were not material to the Company’s 2006 results from operations.

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

DESCRIPTION AND FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in two business segments: educational and commercial. The contribution of each business segment to net sales and gross profit, and the identifiable assets attributable to each business segment, are set forth in Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

INDUSTRY OVERVIEW

Educational Segment

According to the U.S. Department of Education, over $500 billion is estimated to be spent nationwide on education at the elementary and secondary levels. As the market is affected by prevailing political and social trends, the attitude of the government towards education determines, to some extent, total expenditures on education. In 2002, President Bush signed into law the “No Child Left Behind Act of 2001,” designed to improve student achievement and change the culture of America’s schools. States and local school districts are now receiving more Federal funding, approximately $56 billion, than ever before for all programs under the “No Child Left Behind Act of 2001.” Notwithstanding the Federal funding available to support education, state governments are the major source of funding for the educational segment. State governments had been affected by the weak U.S. economy of recent years, resulting in significant state budget deficits in fiscal years 2003-2004. However, improvements in state tax collections and other revenue sources during fiscal years 2005 and 2006 have led to improved state budget conditions and improved educational funding environments.

Factors that contribute to the expansion of the education sector include:

▪

increases in elementary and secondary school enrollment which, according to the U.S. Department of Education, is projected to grow from 55 million students currently to 58 million students by the year 2015;

▪	increases in expenditures per pupil, projected at 34% from 2002-03 to 2015 according to the U.S. Department of Education;

▪	consistent growth in the supplemental education market, directly related to school enrollments and the strength of government funding; and

▪	a national political and social climate that promotes increasing Federal and state education funding.

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

According to the U.S. Department of Education, there are approximately 15,000 public and private school districts, 113,000 elementary and secondary schools, 3.3 million teachers and 55 million students in the United States. The Company believes that American school systems have shown a clear trend toward decentralization, which enables school teachers and administrators at the school to make many of the key decisions regarding instruction methods and school purchases. Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. Increasingly, teachers and curriculum specialists have the ability to choose the curricular materials that the teachers need to teach effectively. Site-based management is forcing the industry to rethink its sales and marketing strategies in order to address the added challenge and added cost of delivering goods and services to an increasingly decentralized marketplace. In terms of purchasing methods, direct mail ordering by catalog, as well as the internet, are on the rise as purchasing mechanisms among administrators in charge of budgets.

Canada’s commitment to its kindergarten to grade 12 curriculum is projected to be $70 billion in the 2006-2007 year, comprising approximately 60% of the Canadian national education budget. The Canadian market includes approximately 10,000 English-speaking schools, with more than half the schools located in the province of Ontario. The Canadian provincial government is responsible for the funding, curriculum development and other standards of elementary and secondary educational programs. The Canadian economy, and therefore Canadian educational budgets, are generally impacted by the overall conditions of the U.S. economy.

The North American education industry is highly fragmented with a substantial number of direct marketers of supplemental educational supplies, many of which are family or employee owned businesses that operate in a single geographic region. The Company believes that the increasing demand for single-source suppliers, prompt order fulfillment and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems, are fostering consolidation within the industry. Increased purchasing at the school and classroom levels, which increases individual schools’ and teachers’ roles in educational supply procurement decisions, is also driving this trend. The Company’s selection of products and vendors allows it to offer an extensive selection of products for each product line. The Company believes that by having available to school teachers and administrators all of the items they need in one place, the inclination to search other sources is reduced. This “one stop shopping” approach is the Company’s hallmark.

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

Commercial Segment

The United States Department of Agriculture indicates that there are approximately two million farms in the U.S. The Company not only markets to various groups within this total but its catalog is also directed to the “hobby farmer.” As the number of farms declines, which is a national trend, the remaining farms are becoming larger. With its extensive offerings in the farm catalog, the Company is well positioned to supply the market with the types of supplies and small hand tools and equipment needed.

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

In the senior care market, the uncertainty surrounding government funding in the Medicare and Medicaid budgets for nursing home payments has resulted in the Company currently targeting its product offering to service the more basic fundamental activity needs of these customers.

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

▪

Commit resources to the internal development of new products with features that meet changing customer demands, as proprietary items generally carry the added benefits of higher profit margins and exclusive availability. Research and development staffs maintain a constant flow of proprietary items into the catalog offerings.

▪	Exploit the revenue and earnings potential of acquisitions, including:

o	continued expansion into the Canadian educational markets through Spectrum by supplementing existing Canadian catalogs with Nasco product lines; and

o	energized research and development efforts of acquired businesses to develop and market competitive proprietary products.

▪

Through senior management evaluation of the relative profitability of catalog performance and operational efficiencies, pursue options for consolidation of overhead costs. Particularly with acquisitions of new businesses, all appropriate opportunities to consolidate overhead and service support functions will be pursued to maximize earnings benefits.

▪	With minimal investment of capital and manpower, penetrate international markets outside of North America in the health care, sterile sampling bags and containers and agricultural product lines.

▪	Continue the promotional efforts of the Company’s e-commerce website to encourage customer awareness and use of that sales channel.

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

The Company attempts to time the distribution of catalogs to meet the peak buying periods and mails the catalogs to the individuals whom the Company believes make the buying decision. In the school market, the Company’s experience indicates that the actual user of the materials usually makes the buying decision, except for those items that are a part of school bid requests. The Company’s mailings concentrate on putting the catalogs in the hands of these decision makers. All catalogs are annually reviewed for revision. The Company’s bid request goal is to be competitively priced. The Company issues most major catalogs annually to over three million potential customers. The Company relies mainly on its more than 45 separate catalogs as its “sales staff,” which relieves the need for expensive sales calls on customers.

In recent years, the Company has expanded its efforts in international markets outside of North America, primarily in the health care, sterile sampling bags and containers and agricultural product lines. While international sales represent less than 15% of 2006 total net sales, the acceptance of product lines by international markets has been a significant growth contributor for these particular product lines.

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

INTELLECTUAL PROPERTY

The Company owns or has the exclusive right to use a number of trademarks and trade names that it applies to various product lines such as Nasco, Life/Form, Whirl-Pak and CPR Prompt. To protect the unique product lines developed, the Company has applied for and received patents for various products in the U.S. and Canada.

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

BACKLOG

The Company’s customers typically purchase products on an as-needed basis. The Company believes that, as of December 31, 2006, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from inventories on hand.

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

EMPLOYEES

At December 31, 2006, the Company had approximately 850 employees. In addition, the Company engages approximately 200 temporary employees to accommodate the peak business season during the summer months. All employees at all locations are employed at-will and none are represented by a labor union.

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

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the risk factors set forth below. As a result, the Company’s future development efforts involve a high degree of risk. For further information, please see the Company’s filings with the Securities and Exchange Commission (“SEC”), including its Forms 10-K, 10-K/A, 10-Q and 8-K.

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

The Company’s success depends on its ability to enhance existing products and services, develop new products, services and technologies that address the increasingly sophisticated and varied needs of customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company’s business, prospects, financial condition and results of operations would be materially adversely affected.

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

The Company expects its results of operations to fluctuate from quarter to quarter, and the price of its Common Stock and Series I Preferred Stock could fall if quarterly results are lower than the expectations of the market.

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

A substantial portion of the Company’s operating expenses are and will be related to sales and marketing, product development, technology and infrastructure, which expenses cannot be adjusted quickly and are therefore relatively fixed in the short term. The Company’s operating expense levels are based in significant part on its expectations of future sales on a quarterly basis. As a result, if sales for a particular quarter are below expectations, the Company may not be able to reduce operating expenses proportionately for that quarter; this sales shortfall would have a negative effect on the Company’s operating results and cash flow for that quarter, which could have a negative impact on the price of the Company’s Common Stock and/or Series I Preferred Stock.

The Company’s stock price may fluctuate based on factors beyond its control.

Market prices for securities of companies comparable to the Company are highly volatile. The market for the Company’s Common Stock and Series I Preferred Stock has from time to time experienced significant price and volume fluctuations that are unrelated to the Company’s operating performance.

Geneve beneficially owns more than 90% of the aggregate voting power of the Company.

Geneve currently owns more than 90% of the aggregate voting power of the Company, comprised of approximately 16,100,000 shares of Common Stock and 29,000 shares of Series I Preferred Stock. Accordingly, in many circumstances, stockholders of the Company other than Geneve have no ability to determine the outcome of corporate actions requiring stockholder approval, including the election of directors and certain amendments to the Company’s charter.

Concentration of common share ownership and limited number of shares outstanding could prevent an active market for the Company’s Common Stock and Series I Preferred Stock.

Although the Company’s Common Stock and Series I Preferred Stock are publicly traded on the NASDAQ Capital Market, the concentration of Common Stock ownership amongst Geneve and the Company’s management and directors, and the small number of its outstanding shares of Common Stock and Series I Preferred Stock that are publicly traded, could prevent an active market for those securities. If there is not an active market for the Common Stock and/or Series I Preferred Stock, it may be difficult to sell shares of either of those securities, which could lower their respective market prices.

Geneve owns 100% of the Company’s Series J Preferred Stock.

In connection with the merger of Nasco and the Company in June 2002, Geneve acquired 100% of the issued and outstanding shares of the Company’s Series J Preferred Stock. The Series J Preferred Stock is perpetual, non-callable and not convertible into or exchangeable for any other of the Company’s property or securities. The Series J Preferred Stock is non-voting and accrues cumulative dividends at the rate of 12% per annum, based on its stated value of $6.00 per share, if and when declared by the Company’s board of directors. There are 11,200,000 shares of Series J Preferred Stock authorized; approximately 11,000,000 shares are issued, outstanding and owned by Geneve.

Geneve has indicated in public filings that (i) it does not intend to dispose of its Series J Preferred Stock, and (ii) it can transfer control of the Company through the disposition of its Common Stock, but will not do so unless the value of any outstanding shares of Series J Preferred Stock will be maintained.

The Company may not pay dividends on the Series I Preferred Stock.

Each share of Series I Preferred Stock accrues cumulative dividends at the rate of 11% per annum, based on the $6.00 stated value of the Series I Preferred Stock, and it is the current intent of the Company’s board of directors to declare such dividends. However, the payment of this dividend will be subject to the discretion of the Company’s board of directors, which has no obligation to declare or pay the dividend. No dividends may be declared or paid with respect to the Company’s Common Stock or Series J Preferred Stock until dividends are paid with respect to the Series I Preferred Stock; there can be no assurance that any dividends will be paid to holders of Series I Preferred Stock.

Conversion of the Series I Preferred Stock into Common Stock may not compensate for non-payment of dividends or lack of liquidity.

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

Certain factors may affect the Company’s ability to fully utilize its NOLs.

The Company believes that its NOLs are available to offset taxable income through the first quarter of 2007. The realizability of the NOLs is dependent upon the Company’s ability to maintain its Federal net operating tax loss carryforward position. However, events may limit the use of all or a portion of these NOLs.

The Company may not be able to obtain financing and additional capital to fund its business strategy on acceptable terms.

From time to time, the Company accesses the capital markets to obtain financing. Although the Company believes that it can continue to access the capital markets in the future on acceptable terms and conditions, the Company’s flexibility could be limited by the Company’s operating results and financial position, including such factors as current levels of outstanding debt and working capital. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the current state of the economy, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms.

The Company views its existing $45.0 million Revolving Credit Facility as a source of available liquidity. This facility contains various covenants with which the Company must be in compliance in order to borrow funds. If the Company wishes to borrow under this facility in the future, there can be no assurance that the Company will be in compliance with these covenants. By its terms, the Revolving Credit Facility expires in October 2008. The Company anticipates renewing the facility on terms at least as favorable as the existing facility, but there can be no assurances of renewal or the terms on which the Company renews. Other than a possible renewal of the Company’s Revolving Credit Facility, the Company does not anticipate adding appreciable indebtedness.

The Company may expand its business through acquisitions.

The Company reviews many acquisition candidates and, in addition to acquisitions which the Company has already made, the Company is continually evaluating new acquisition opportunities. Factors which may affect the Company’s ability to grow successfully through acquisitions include:

▪	ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions;

▪	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
▪	diversion of management’s attention from current operations;

▪	possibility that the Company may be adversely affected by risk factors facing the acquired companies;

▪

acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of the Company’s capital stock to the owners of the acquired company, dilutive to the percentage ownership of the Company’s existing capital stock;

▪	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification which the Company may obtain from the seller; and

▪	loss of key employees of the acquired companies.

The Company may be required to expend significant resources to comply with Section 404 of the Sarbanes-Oxley Act and may not be able to comply on a timely basis, if at all.

The Company is not an accelerated filer as defined under relevant SEC regulations, and therefore is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act until the filing of its 2008 Annual Report on Form 10-K, which will be filed by the Company in 2009. Complying with Section 404 of the Sarbanes-Oxley Act may require the Company to expend significant resources, which could increase selling and administrative expenses and divert management time and attention from sales-generating activities.

ITEM 2. PROPERTIES

The Company leases 1,000 square feet of executive office space in Stamford, Connecticut from Geneve.

The Company’s primary distribution center is located in Fort Atkinson, Wisconsin. The 220,000 square foot owned distribution center is the headquarters for all Nasco marketing efforts. In January 2007, the Company relocated its plastics business operations from a 45,000 square foot leased facility to a newly constructed manufacturing facility located on its existing property in Fort Atkinson. The Company also owns 300,000 square feet of adjacent warehouse space and 40,000 square feet of adjacent office space. The Company currently occupies 230,000 square feet of the warehouse space, and leases the office space and remaining warehouse space to third parties under lease agreements expiring on various dates over the next five years. These Fort Atkinson facilities afford the Company the necessary expansion capacity for the foreseeable future.

To service the western United States, the Company owns and operates a 68,000 square foot distribution center in Modesto, California. This distribution center services all Nasco catalogs for customers in the 12 western states.

The Company operates its Triarco arts and crafts catalog operation, along with three other independent catalogs, from a 4,000 square foot leased office facility in Plymouth, Minnesota. The distribution center in Fort Atkinson services these catalogs.

The Company maintains an educational materials catalog distribution center in Fort Collins, Colorado from an 18,000 square foot owned facility. From this location and 39,000 square feet of leased facilities in Chippewa Falls, Wisconsin, the Company’s AMEP and Ginsberg product lines service math and science teachers and distributors worldwide. Light manufacturing operations are situated at both of these locations, producing mainly proprietary items.

An 83,000 square foot owned facility located in Newmarket, Ontario, Canada, currently operates as a distribution center of educational and commercial supplies sold by Spectrum via catalog mailings to schools and businesses throughout Canada.

In the first quarter of 2006, the Company began operations in a new 80,000 square foot office and manufacturing facility in Saugerties, New York, which it finished constructing at the end of 2005. The Company produces manikins and medical simulators used for training in the health care field at this location for its Simulaids operations. In December 2006, the Company executed various transactions related to its former facilities (see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8).

The Company owns a 43,000 square foot light manufacturing and distribution facility in Otterbein, Indiana. The Company produces sewing kits used in middle school and junior high school family and consumer science classrooms at this location for its Haan Crafts operations.

The locations in Fort Atkinson, Modesto, Plymouth and Newmarket service both of the Company’s business segments. The locations in Fort Collins, Chippewa Falls, Saugerties and Otterbein service the Company’s educational segment.

Certain of the Company’s owned properties, including the primary distribution center in Fort Atkinson and owned properties located in Modesto, Fort Collins and Otterbein are each subject to a mortgage in favor of the Company’s principal lender, JPMorgan Chase Bank, N.A. (formerly Bank One, NA), as additional security pursuant to a Revolving Credit Facility entered into by the Company on October 15, 2003. For more information regarding this Revolving Credit Facility, please refer to Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2006 annual meeting on December 20, 2006.

(b)

At the annual meeting of stockholders, Ira R. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, James G. Tatum, Roy T.K. Thung and John A. Whritner were elected for one-year terms on the Board of Directors. Following the annual meeting of stockholders, the Board of Directors of the Company was comprised of Ira R. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, James G. Tatum, Roy T.K. Thung and John A. Whritner.

(c)

At the annual meeting of stockholders, the stockholders voted to elect Ira R. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, James G. Tatum, Roy T.K. Thung and John A. Whritner as members of the Company’s Board of Directors. No other matter was considered or voted on by the stockholders. Each nominee was elected to the Board of Directors by the following vote:

Ira R. Harkavy

For:	17,456,314 votes
Withheld:	142,125 votes

John L. Lahey

For:	17,464,521 votes
Withheld:	133,918 votes

Steven B. Lapin

For:	17,445,897 votes
Withheld:	152,541 votes

Donald T. Netter

For:	17,446,521 votes
Withheld:	151,917 votes

Edward Netter

For:	17,436,809 votes
Withheld:	161,630 votes

James G. Tatum

For:	17,463,796 votes
Withheld:	134,642 votes

Roy T.K. Thung

For:	17,436,792 votes
Withheld:	161,646 votes

John A Whritner

For:	17,465,379 votes
Withheld:	133,060 votes

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

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2006:
December 31	9.24	7.45
September 30	8.40	7.55
June 30	8.67	6.95
March 31	8.00	7.01
FISCAL YEAR ENDED DECEMBER 31, 2005:
December 31	8.00	5.80
September 30	8.75	6.25
June 30	7.49	4.50
March 31	7.56	6.30

The Company’s Series I Preferred Stock is quoted on the NASDAQ Capital Market under the symbol “ARTLP.” The high and low sale prices per share of Series I Preferred Stock (as reported by NASDAQ) during the fiscal quarters indicated are set forth below.

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2006:
December 31	8.40	7.81
September 30	10.00	7.81
June 30	8.36	7.83
March 31	8.59	7.78
FISCAL YEAR ENDED DECEMBER 31, 2005:
December 31	9.45	7.78

September 30	9.87	8.35
June 30	8.84	7.87
March 31	12.74	7.50

The Series J $6.00 non-convertible, non-voting cumulative 12% preferred stock, par value $.01 per share (“Series J Preferred Stock”), is privately-held and no trading market exists for such shares.

HOLDERS OF RECORD

As of March 7, 2007, there were approximately 2,000 holders of record of the Company’s Common Stock and approximately 1,800 holders of record of the Company’s Series I Preferred Stock.

DIVIDENDS

The Company has not paid any cash dividends on its Common Stock since its inception.

Dividends on the Company’s Series I Preferred Stock and Series J Preferred Stock are payable on March 31 and September 30, if and when declared by the Company’s Board of Directors. For each of 2006 and 2005, the Company paid semi-annual dividends of $.33 and $.36 per share on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock, respectively.

On March 9, 2007, the Company declared cash dividends of $.33 and $.36 per share its outstanding shares of Series I Preferred Stock and Series J Preferred Stock, respectively. The dividends are payable on March 31, 2007, to holders of record on March 19, 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s Equity Compensation Plans as of December 31, 2006:

Plan Category	(A) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights		(B) Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	(C) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity Compensation Plans
Approved by Security Holders
1997 Plan	5,000	(1)	$5.63	-
2002 Plan	748,175	(2)	3.55	535,233
Equity Compensation Plans Not
Approved by Security Holders	-		-	-
	753,175		$3.55	535,233

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

PURCHASES OF EQUITY SECURITIES

The Company and an affiliate completed purchases during the calendar quarter ended December 31, 2006, in private and open market transactions, of the Company’s Common Stock and Series I Preferred Stock as set forth below. None of such purchases was made pursuant to a publicly announced stock repurchase plan or program.

Month of Purchase	Number of Shares Purchased	Average Price Paid Per Share
October 2006
Common Stock	-	-
Series I Preferred Stock	-	-

November 2006
Common Stock	70,000	$8.06
Series I Preferred Stock	4,700	$8.21	(1)

December 2006
Common Stock	43,395	$8.06
Series I Preferred Stock	17,835	$8.30	(1)

(1) Includes accrued and unpaid dividends.

PERFORMANCE GRAPH

The following graph shows the change in value over the five years ending December 31, 2006 of an assumed investment of $100 in: (i) the Common Stock; (ii) the stocks that comprise The NASDAQ Stock Market (U.S.) Index; and (iii) a peer group constructed by the Company (the “Peer Group”). The Peer Group is comprised of: Plato Learning, Inc. (TUTR), Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL), and School Specialty, Inc. (SCHS). The value for assumed investments depicted on the graph has been calculated assuming that cash dividends are reinvested. The Series I Preferred Stock dividend distributed on the date of the Merger is treated as a cash dividend and as reinvested. The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

OTHER INFORMATION

Copies of all of the Company’s filings with the Securities and Exchange Commission can be found on the Company’s website: www.aristotlecorp.net.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA (1) (2)

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	2006	2005	2004	2003	2002
Consolidated Statements of Earnings Data:
Net sales	$203.0	$188.8	$175.1	$163.2	$165.9
Cost of sales	125.9	117.2	109.6	101.9	107.0
Gross profit	77.1	71.6	65.5	61.3	58.9
Selling and administrative expense	46.4	43.6	41.2	39.5	40.6

Earnings from operations	30.7	28.0	24.3	21.8	18.3
Interest expense	1.6	1.4	1.2	1.5	1.8
Other expense (income)	(1.7)	(.6)	-	-	(.2)
	(.1)	.8	1.2	1.5	1.6
Earnings before income taxes, minority
interest and extraordinary gain	30.8	27.2	23.1	20.3	16.7
Income taxes:
Current	4.4	2.4	2.3	1.6	3.2
Deferred (3)	2.6	6.9	3.3	6.7	3.4
	7.0	9.3	5.6	8.3	6.6
Earnings before minority interest and
extraordinary gain	23.8	17.9	17.5	12.0	10.1
Minority interest	-	-	-	-	-
Extraordinary gain	-	-	-	-	20.2
Net earnings	23.8	17.9	17.5	12.0	30.3
Preferred dividends	8.6	8.7	8.6	8.6	4.6
Net earnings applicable to common stockholders	$15.2	$9.2	$8.9	$3.4	$25.7

Basic earnings per common share (3):
Earnings before extraordinary gain,
applicable to common stockholders	$.88	$.54	$.52	$.20	$.34
Extraordinary gain	-	-	-	-	1.26
Net earnings applicable to common stockholders	$.88	$.54	$.52	$.20	$1.60

Diluted earnings per common share (3):
Earnings before extraordinary gain,
Applicable to common stockholders	$.87	$.53	$.52	$.20	$.33
Extraordinary gain	-	-	-	-	1.25
Net earnings applicable to common stockholders	$.87	$.53	$.52	$.20	$1.58

Weighted average shares:
Basic	17.3	17.2	17.1	17.0	16.1
Diluted	17.5	17.4	17.3	17.2	16.2

EBITDA (4)	$32.6	$29.8	$26.1	$23.6	$20.0

Consolidated Balance Sheets Data:
Working capital	$65.4	$66.4	$53.4	$46.8	$44.9
Total assets	$133.3	$123.4	$110.9	$105.1	$105.1
Long-term debt	$12.0	$24.4	$24.9	$31.3	$27.6
Stockholders’ equity	$94.4	$80.4	$70.7	$59.8	$55.7

(1)    As a result of the accounting for the Merger, the selected consolidated financial data set forth above for periods prior to June 17, 2002 (the date of the Merger) represent the historical information for Nasco. For periods following the Merger, the financial data set forth above represents the results for the Company as a consolidated entity. For more information regarding the Merger and acquisitions and divestitures made by the Company during the years 2002-2006, please refer to the “Company Overview” and “Acquisitions and Divestitures” sections above, respectively.

(2)    The consolidated financial data includes the operating results of the following acquired and divested businesses:

▪	Ginsberg for 2006, 2005 and the period from September 18, 2004 to December 31, 2004;
▪	CPR Prompt for 2006, 2005 and the period from August 12, 2004 to December 31, 2004;
▪	Haan Crafts, LLC and NHI, LLC for 2006, 2005, 2004 and the period from June 1, 2003 to December 31, 2003;
▪	Simulaids for 2006, 2005, 2004, 2003 and the period from the date of the Merger to December 31, 2002; and
▪	Safe Passage for the period from the date of the Merger to December 31, 2002.

(3)    Deferred income taxes for 2006, 2005 and 2004 include a tax benefit of $5.5 million ($.31 per basic and diluted common share), $1.2 million ($.07 per basic and diluted common share) and $2.6 million ($.15 per basic and diluted common share), respectively, due to reductions in the net deferred tax asset valuation allowance related primarily to increased estimates of projected Federal taxable income.

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

	2006	2005	2004	2003	2002

Net earnings	$23.8	$17.9	$17.5	$12.0	$30.3
Add (subtract):
Income taxes	7.0	9.3	5.6	8.3	6.6
Interest expense	1.6	1.4	1.2	1.5	1.8
Other expense (income)	(1.7)	(.6)	-	-	(.2)
Extraordinary gain	-	-	-	-	(20.2)
Depreciation and amortization	1.9	1.8	1.8	1.8	1.7
EBITDA	$32.6	$29.8	$26.1	$23.6	$20.0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews and compares the results of operations of the Company, on a consolidated basis, for the fiscal years ended December 31, 2006, 2005 and 2004. This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 catalogs.

The following is a summary of key events for 2006:

▪	net sales surpassed the $200 million mark in 2006, increasing 7.5% to $203 million in 2006, as compared to 2005;
▪	gross profit increased 7.7% to $77.1 million in 2006, as compared to 2005;
▪	earnings before income taxes increased 13.3% to $30.8 million in 2006, as compared to 2005;
▪	cash retained in the Company in 2006 amounted to $14.2 million as a result of the current utilization of NOLs;
▪

diluted earnings per common share increased to $.87 in 2006 from $.53 in 2005; the diluted earnings per common share for 2006 and 2005 include a benefit to net earnings applicable to common stockholders of $5.5 million ($.31 per diluted common share) and $1.2 million ($.07 per diluted common share), respectively, as a result of the reduction in the deferred tax asset valuation allowance principally related to NOLs;

▪	EBITDA increased 9.5% to $32.6 million in 2006, as compared to 2005;
▪

capital expenditures amounting to $5.0 million in 2006, including $2.6 million related to the construction of a 60,000 square foot office and manufacturing facility for the Company’s plastics manufacturing operations located in Fort Atkinson, which was completed in the first quarter of 2007;

▪	reduction in outstanding balance of long-term debt in the Company’s revolving line of credit by $13.5 million to $6.0 million at December 31, 2006;
▪	increase in short term investments to $14.6 million at December 31, 2006, as compared to $12.9 million at December 31, 2005; and
▪	semi-annual dividend payments (March 31 and September 30) totaling $8.6 million on the Company’s Series I Preferred Stock and Series J Preferred Stock in 2006.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the fiscal years ended December 31 and (ii) the percentage change in dollars in those reported items from the prior fiscal year:

% of Net Sales 2006	Balance % Change	% of Net Sales 2005	Balance % Change	% of Net Sales 2004

Net sales	100.0%	7.5%	100.0	7.8%	100.0%
Cost of sales	62.0	7.4	62.1	7.0	62.6
Gross profit	38.0	7.7	37.9	9.2	37.4

Selling and administrative expense	22.9	6.4	23.1	5.8	23.6
Earnings from operations	15.1	9.8	14.8	15.0	13.8

Other expense (income):
Interest expense	.8	20.4	.7	17.0	.7
Interest income	-	*	-	*	-
Other, net	(.9)	*	(.3)	*	-
	(.1)	*	.4	(36.1)	.7

Earnings before income taxes	15.2	13.3	14.4	17.6	13.1

Income taxes:
Current	2.2	80.6	1.3	7.5	1.3
Deferred	1.3	(62.4)	3.6	110.1	1.9
	3.5	(24.9)	4.9	68.0	3.2

Net earnings	11.7%	33.3	9.5%	1.7	9.9%

*	Not meaningful.

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

See Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for certain unaudited consolidated quarterly financial data for 2006 and 2005.

RESULTS OF OPERATIONS - FISCAL YEAR 2006 AS COMPARED TO FISCAL YEAR 2005

Net Sales

Net sales increased 7.5% to $203.0 million from $188.8 million in 2005. The growth in net sales for 2006 is attributed to organic growth within the educational and commercial segments, as no material acquisitions or divestitures occurred in the respective periods. Shipments to destinations beyond North America exceeded 10% of net sales in 2006, growing 27% compared to 2005.

Net sales in the educational segment, totaling $170.9 million, increased 8.4% in 2006 from $157.7 million in 2005. The commercial segment recorded net sales of $32.1 million in 2006, increasing 3.3% as compared to 2005.

Gross Profit

Gross profit for 2006 increased 7.7% to $77.1 million from $71.6 million in 2005. The increase in gross profit for 2006 is primarily attributable to the 7.5% increase in net sales, and proportionate increases in higher-margin proprietary items within the sales mix. The gross profit margin increased to 38.0% in 2006 from 37.9% in 2005.

The educational segment gross profit for 2006 increased 8.9% to $68.2 million from $62.6 million in 2005. The educational segment gross profit margin increased to 39.9% in 2006 from 39.7% in 2005. The commercial segment gross profit for 2006 increased 5.9% to $12.9 million from $12.2 million in 2005. The commercial segment yielded a gross profit margin of 40.1% in 2006 compared to 39.1% in 2005.

Selling and Administrative Expense

Selling and administrative expense for 2006 increased 6.4% to $46.4 million from $43.6 million in 2005. As a percent of net sales, selling and administrative expense decreased to 22.9% in 2006 from 23.1% in 2005. Expenses included in this total are advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expenses for 2006 were impacted by the following: (i) increase in salaries and wages of $1.8 million, or 7.0%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; (ii) professional fees related to consideration of a merger proposal from Geneve totaling $.5 million; (iii) increase in group health costs of $.5 million; and (iv) recognition of deferred expenses related to the curtailment of certain retirement benefits and the partial settlement of certain retirement obligations of the Company’s defined benefit plan of $1.0 million.

The Company recorded $.1 million and $.4 million in compensation expense for 2006 and 2005, respectively, related to grants of stock options to certain employees and directors.

The Company incurred and paid expenses of $.9 million per year to Geneve for certain administrative services for 2006 and 2005.

Interest Expense

Interest expense increased 20.4% to $1.6 million in 2006, compared to $1.4 million in 2005. The increase in interest expense is primarily due to the increase in the weighted average interest rates on the Company’s debt to 6.6% in 2006, compared to 4.9% in 2005.

The Company’s weighted average interest rates under the credit agreements were 6.9% and 5.8% at December 31, 2006 and 2005, respectively.

Other, Net

Other, Net for 2006 increased to $1.7 million from $.6 million in 2005, related to investment income. In 2006, an average monthly balance in investments of $13.8 million yielded a 13.5% average rate of return. In 2005, an average monthly balance in investments of $7.3 million yielded a 10.4% average rate of return.

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

The income tax provision for 2006 was $7.0 million compared to $9.3 million in 2005. These tax provisions reflect effective tax rates of 22.8% and 34.3% for 2006 and 2005, respectively. The decrease in the effective tax rate from 2005 to 2006 is primarily due to a $5.5 million decrease in the valuation allowance for deferred tax assets related to NOLs utilized in 2006 as compared to a decrease in the valuation allowance of $1.2 million in 2005. The reduction in the valuation allowance in 2006 amounting to $5.5 million primarily related to increased Federal taxable income related to certain transactions consummated in December 2006 (see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8). Although the reported earnings for 2006 and 2005 are shown after-tax, approximately $14.2 million and $8.0 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these NOLs. Except for Federal alternative minimum tax obligations arising from limitations on the utilization of NOLs in 2006 and future years, the Company anticipates that the utilization of the available NOLs to offset future Federal taxable income will partially reduce the amount of cash resources the Company will use to pay Federal income taxes in 2007. Other items causing differences between the statutory tax rate and the effective tax rate relate to foreign and state income taxes.

At December 31, 2006, the Consolidated Balance Sheet contains a net deferred tax asset of $12.2 million. A portion of the net deferred tax assets relate to NOLs, which were recognized in applying purchase accounting to the Merger. The majority of the NOLs were utilized by December 31, 2006, with approximately $2.9 million of NOLs expiring on such date without benefit to the Company. The valuation allowance related to NOLs decreased $6.5 million in 2006 ($1.0 million of which related to the NOLs that expired unutilized) as compared to $1.2 million in 2005. For 2006, the $5.5 million or $.31 per diluted common share decrease in the valuation allowance was primarily related to increases in 2006 taxable income. For 2005, the $1.2 million or $.07 per diluted common share decrease in the valuation allowance related primarily to increased estimates of projected Federal taxable income.

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

The income tax provision for 2005 was $9.3 million compared to $5.6 million in 2004. These tax provisions reflect effective tax rates of 34.3% and 24.0% for 2005 and 2004, respectively. The increase in the effective tax rate from 2004 to 2005 is primarily due to the following: (i) an additional $1.4 million decrease in the valuation allowance for deferred tax assets in 2004 as compared to 2005; and (ii) revisions made by management to other net deferred tax assets in 2004. The difference between the Federal statutory income tax rate of 35% and the effective income tax rate of 34.3% for 2005 results principally from a reduction in the valuation allowance for deferred tax assets amounting to $1.2 million primarily related to increased estimates of projected taxable income and foreign and state income taxes. Approximately $8.0 million of the income tax provision for 2005 relates to the current utilization of the Company’s NOLs, compared to approximately $7.4 million in 2004. Although the reported earnings for 2005 and 2004 are shown after-tax, approximately $8.0 million and $7.4 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these NOLs.

At December 31, 2005, the Consolidated Balance Sheet contains a net deferred tax asset of $14.0 million, net of a valuation allowance of $6.5 million. Substantially all of the net deferred tax assets relate to NOLs, which were recognized in applying purchase accounting to the Merger. The valuation allowance has been established primarily to reflect the estimate of NOLs that are expected to expire unutilized. The valuation allowance decreased $1.2 million in 2005 as compared to $3.3 million in 2004. For 2005, the $1.2 million or $.07 per diluted common share decrease in the valuation allowance related primarily to increased estimates of projected Federal taxable income. For 2004, the $2.6 million or $.15 per diluted common share decrease in the valuation allowance was primarily related to the following: (i) $2.8 million decrease in the valuation allowance due to increased estimates of projected Federal taxable income; and (ii) $.2 million increase in the valuation allowance related to the ability to realize certain other deferred tax assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), the remaining $.7 million decrease in the valuation allowance in 2004 was recognized as a reduction to goodwill in connection with the CPR Prompt and Ginsberg acquisitions as a result of the increased projected Federal taxable income provided by these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had working capital of $65.4 million, decreasing from $66.4 million at December 31, 2005. Cash and cash equivalents increased $4.0 million in 2006, ending the year at $5.8 million. Cash and cash equivalents decreased $.3 million in 2005, ending the year at $1.8 million. The change in cash and cash equivalents during 2006 as compared to 2005 is primarily due to the following activities:

▪

The Company generated cash of $28.1 million, $22.8 million and $21.8 million from operations during 2006, 2005 and 2004, respectively. The increase in cash generated from operations in 2006 compared to 2005 was principally the result of a $5.9 million increase in net earnings.

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

▪

The Company used $5.0 million for investing activities in 2006, compared to $14.8 million used in investing activities in 2005. In 2006, the Company used cash of approximately $2.6 million to construct a new 60,000 square foot manufacturing facility in Fort Atkinson. The Company began operations at the new facility in the first quarter of 2007. Final construction costs for the new manufacturing facility will be approximately $3.8 million. The Company is funding the construction through existing cash flows.

In 2005, the Company used cash of approximately $5.3 million to purchase land and fund a portion of the construction of an 80,000 square foot office and manufacturing facility for the Company’s Simulaids operations. No significant activities of this nature occurred in 2004. The Company began operations at the new facility in the first quarter of 2006. Final construction costs of the new facility were approximately $5.0 million. The Company funded the construction costs through a one year, $4.3 million construction loan, with interest payable monthly at the mortgage lender’s prime rate. Subsequent to the completion of the facility, the construction loan converted to a 10-year mortgage on the new facility, with interest payable at the one month LIBOR rate plus a margin of 175 basis points.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $2.4 million and $1.4 million in 2006 and 2005, respectively.

The Company invested $8.2 million in an investment limited partnership in 2005, compared to $4.0 million in 2004. The Company made no additional investment in the limited partnership in 2006. The general partner of the limited partnership is an affiliate of the Company.

No material business acquisitions occurred in 2006 or 2005.

▪

Financing activities used $19.1 million and $8.3 million in 2006 and 2005, respectively. In 2006, the net principal payments on debt of $12.7 million were due to the following: (i) a decrease of $13.5 million in the amounts outstanding on the Company’s primary credit facility; (ii) cash proceeds of $1.4 million from the final borrowings made under the construction loan related to the new Simulaids facility; and (iii) a decrease of $.6 million in amounts outstanding under existing mortgage credit agreements.

In 2006, the Company entered into an agreement to transfer ownership of the land and buildings that comprised the former Simulaids office and manufacturing facility for cash of $.4 million and a $1.6 million, 5-year note receivable bearing an interest rate of 6%. The transaction does not currently meet sale recognition criteria for sale/leaseback transactions, and as such the $.4 million of proceeds received in 2006 are reflected in cash, and as a component of other long-term accruals, at December 31, 2006 (see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8).

In 2006, the Company entered into an agreement to transfer ownership of certain intangible assets for cash of $2.0 million and an $8.0 million, 15-year note receivable bearing an interest rate of 5%, with principal amortizing over the term of the note. The transaction does not meet sale recognition criteria for U.S. GAAP purposes, and as such the $2.0 of proceeds received in 2006 are reflected in cash, and as a component of other long-term accruals, at December 31, 2006 (see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8).

In 2005, the net principal payments on debt of $.1 million were due to the following: (i) a decrease of $3.0 million in the amounts outstanding on the Company’s primary credit facility; and (ii) cash proceeds of $2.9 million from the borrowings made under the construction loan related to the new Simulaids facility.

In 2006, the Company used $.4 million to repurchase and retire approximately 43,000 shares of its common stock at an average price of $8.06 per common share.

In each of 2006 and 2005, the Company paid aggregate dividends of $8.6 million on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments. This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins. At December 31, 2006, the weighted average interest rate on this debt was 6.7%. The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 6.7%. Such rate commitments expire on various dates through April 12, 2007.

The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of December 31, 2006.

Other than a possible renewal of the Company’s Revolving Credit Facility, the Company does not anticipate adding appreciable indebtedness in 2007.

Minimum contractual obligations at December 31, 2006 are as follows (in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$12.3	$.3	$6.6	$.6	$4.8
Operating lease commitments	1.0	.2	.4	.2	.2
Other long term commitments	13.8	1.0	3.1	2.1	7.6
	$27.1	$1.5	$10.1	$2.9	$12.6

In 2007, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to approximate $1.7 million.

In the first quarter of 2007, the Company completed construction of a 60,000 square foot manufacturing facility on its existing land in Fort Atkinson for Nasco’s plastics operations. It is estimated that the construction cost of the facility will be approximately $3.8 million. The Company funded the capital expenditures through cash and its primary debt facility. The new facility replaces an existing 45,000 square feet of manufacturing space under a lease that expired at the end of 2006.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity. Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in 2006, 2005 and 2004.

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

Deferred Income Taxes - At December 31, 2006, the Consolidated Balance Sheet contains a net deferred tax asset of approximately $1.3 million related primarily to NOLs. The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income and the ability to retain its Federal net operating tax loss carryforward position. As of December 31, 2006, the Company had NOLs of approximately $3.6 million. Based upon projected future operating results, the NOLs of $3.6 million are expected to be fully utilized to offset future Federal taxable income in 2007. At December 31, 2006, approximately $2.9 million of NOLs expired unused. Events may limit the use of all or a portion of these Federal net operating tax loss carryforwards, thus potentially resulting in a higher tax liability for the Company in the future. The net deferred tax asset at December 31, 2006 is subject to future adjustment based upon changes in management’s evaluation of the realizability of the deferred tax asset.

Goodwill - The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company evaluated its goodwill at December 31, 2006 and 2005, and determined that there was no impairment of goodwill.

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

In 2006, the Company increased its pension liability liability by $1.1 million relating to the funded status of the defined benefit pension plan as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).

In each of 2005 and 2004, a 25 basis point decline in the discount rate assumptions caused a decrease in the funded status of the Company’s pension plan. No change in the discount rate assumption was made in 2006. Consequently, the accumulated benefit obligation of the Company’s pension plan exceeded the fair market value of the plan assets at December 31, 2006 and 2005. As required by SFAS 87, the Company recorded a minimum pension liability and recognized related non-cash, after-tax, net charges of $.5 million and $.6 million to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings in the fourth quarters of 2006 and 2005, respectively. These charges did not impact the Company’s pension expense, earnings or cash contribution requirements in 2006 or 2005.

On December 31, 2005, the Company froze the plan benefits for all hourly employees and certain salaried employees. See Note 12(a) of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of the Company’s defined benefit pension plan.

Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers. The point of shipment is typically from one of the Company’s distribution centers or, on occasion, a vendor’s location as a drop shipment. All drop shipment sales are recorded at gross selling price.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R) (“SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in SFAS No. 87, SFAS No. 88, and SFAS No. 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The Company was required to adopt SFAS No. 158 as of December 31, 2006. As a result of adoption, the Company recognized an increase in accrued pension liabilities of $1.1 million, an increase in Accumulated Other Comprehensive Loss of $.7 million, and an increase in deferred tax assets of $.4 million.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“Interpretation No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have a material impact on the Company’s financial statements.

In December 2004, FASB issued a revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and incurs liabilities in exchange for goods or services. SFAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize these awards as an expense in the statement of earnings over the requisite service period. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, which was issued in October 1995. SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005. SFAS 123R provides for methods of applying this statement to existing awards during the transitional period. The adoption of SFAS 123R did not have a material impact on the Company’s financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs: an amendment of ARB No. 43 (“SFAS 151”), which clarifies that abnormal costs of idle facility expense, freight, handling costs and wasted material should be recognized as current period expenses. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and debt. As described below, credit risk, market risk and interest rate risk are the primary sources of risk in the Company’s accounts receivable, investments and debt.

QUALITATIVE

Credit Risk: The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors. No single customer accounted for more than 10% of the Company’s sales in 2006, 2005 or 2004. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

Interest Rate Risk: Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities. Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates. Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2007 by approximately $.1 million. This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in 2007.

QUANTITATIVE

The Company’s debt as of December 31, 2006 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$12.0
Weighted average interest rate	6.9%	6.8%
Fair market value	$.3	$12.0

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, together with the related Notes to the Consolidated Financial Statements and report of the independent registered public accounting firm, are set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Aristotle Corporation:

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP

Milwaukee, Wisconsin

March 30, 2007

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share and per share data)

Assets	2006	2005

Current assets:
Cash and cash equivalents	$5,814	1,803
Investments	14,586	12,856
Accounts receivable, less allowance for doubtful receivables of
$514 at December 31, 2006 and 2005	15,458	14,530
Inventories	37,487	35,579
Prepaid expenses and other	8,123	8,026
Deferred income taxes	4,051	11,279
Total current assets	85,519	84,073

Property, plant and equipment, at cost	34,311	31,102
Less accumulated depreciation and amortization	(8,885)	(8,741)
Net property, plant and equipment	25,426	22,361

Goodwill	13,860	13,799
Deferred income taxes	8,188	2,712
Other assets	328	408
Total assets	$133,321	123,353

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$287	606
Trade accounts payable	9,440	9,013
Accrued expenses	6,729	5,736
Income taxes	1,478	185
Accrued dividends payable	2,159	2,159
Total current liabilities	20,093	17,699

Long-term debt, less current installments	11,985	24,350
Long-term pension obligations	4,469	858
Other long-term accruals	2,383	-
Total liabilities	38,930	42,907

Stockholders’ equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated
value; $.01 par value; 2,400,000 shares authorized, 1,100,122 shares
issued and outstanding	6,601	6,601
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 issued and outstanding	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,248,284 and
17,242,996 shares issued and outstanding at December 31, 2006 and 2005, respectively	172	172
Additional paid-in capital	3,106	3,119
Retained earnings	20,057	4,891
Accumulated other comprehensive loss	(1,305)	(97)
Total stockholders’ equity	94,391	80,446
Total liabilities and stockholders’ equity	$133,321	123,353

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share data)
	2006	2005	2004

Net sales	$202,978	188,769	175,077
Cost of sales	125,906	117,219	109,556
Gross profit	77,072	71,550	65,521

Selling and administrative expense	46,392	43,620	41,242
Earnings from operations	30,680	27,930	24,279

Other expense (income):
Interest expense	1,648	1,369	1,170
Interest income	(44)	(34)	(3)
Other, net	(1,737)	(593)	(6)
	(133)	742	1,161
Earnings before income taxes	30,813	27,188	23,118

Income taxes:
Current	4,420	2,447	2,277
Deferred	2,592	6,884	3,277
	7,012	9,331	5,554
Net earnings	23,801	17,857	17,564

Preferred dividends	8,635	8,635	8,638
Net earnings applicable to common stockholders	$15,166	9,222	8,926

Earnings per common share:
Basic	$.88	.54	.52
Diluted	$.87	.53	.52

Weighted average common shares outstanding:
Basic	17,263,675	17,167,769	17,116,032
Diluted	17,508,631	17,393,966	17,317,594

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings
Years ended December 31, 2006, 2005 and 2004
(in thousands)

						Retained	Accumulated
		Preferred	Preferred		Additional	earnings	other	Total
	Comprehensive	Stock	Stock	Common	paid-in	(accumulated	comprehensive	stockholders’
	earnings (loss)	Series I	Series J	stock	capital	deficit)	earnings (loss)	equity
Balance, December 31, 2003		$6,412	65,760	171	860	(13,257)	(102)	59,844
Net earnings	$17,564	-	-	-	-	17,564	-	17,564
Exercise of stock options, including related tax benefit	-	168	-	-	100	-	-	268
Stock option compensation	-	-	-	-	510	-	-	510
Benefit from pension plan merger, net of tax	-	-	-	-	840	-	-	840
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(385)	-	-	-	-	-	(385)	(385)
Foreign currency translation adjustment	657	-	-	-	-	-	657	657
Comprehensive earnings	$17,836
Preferred dividends		-	-	-	-	(8,638)	-	(8,638)
Balance, December 31, 2004		6,580	65,760	171	2,310	(4,331)	170	70,660
Net earnings	$17,857	-	-	-	-	17,857	-	17,857
Exercise of stock options, including related tax benefit	-	21	-	1	380	-	-	402
Stock option compensation	-	-	-	-	429	-	-	429
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(561)	-	-	-	-	-	(561)	(561)
Foreign currency translation adjustment	294	-	-	-	-	-	294	294
Comprehensive earnings	$17,590
Preferred dividends		-	-	-	-	(8,635)	-	(8,635)
Balance, December 31, 2005		6,601	65,760	172	3,119	4,891	(97)	80,446
Net earnings	$23,801	-	-	-	-	23,801	-	23,801
Exercise of stock options, including related tax benefit	-	-	-	-	214	-	-	214
Stock option compensation	-	-	-	-	123	-	-	123
Retirement of shares	-	-	-	-	(350)	-	-	(350)
Adjustment to initially apply SFAS 158, net of tax	-	-	-	-	-	-	(667)	(667)
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(535)	-	-	-	-	-	(535)	(535)
Foreign currency translation adjustment	(6)	-	-	-	-	-	(6)	(6)
Comprehensive earnings	$23,260
Preferred dividends		-	-	-	-	(8,635)	-	(8,635)
Balance, December 31, 2006		$6,601	65,760	172	3,106	20,057	(1,305)	94,391

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(in thousands)
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$23,801	17,857	17,564
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,905	1,820	1,814
Stock option compensation	123	429	510
(Gain) loss on sale of property, plant and equipment	-	(2)	45
Earnings in equity method investment	(1,730)	(598)	(58)
Deferred income taxes	2,592	6,884	3,277
Excess tax benefits from stock –based compensation	(32)	(94)	(98)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(928)	(1,938)	(711)
Inventories	(1,908)	(2,223)	(3,218)
Prepaid expenses and other	(97)	(1,361)	(1,067)
Other assets	(1)	(9)	(159)
Trade accounts payable	427	1,821	1,110
Accrued expenses and other liabilities	2,317	(321)	3,154
Accrued pension obligations	1,585	580	(406)
Net cash provided by operating activities	28,054	22,845	21,757

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,971)	(6,654)	(1,632)
Proceeds from the sale of property, plant and equipment	-	7	3
Purchases of investments	-	(8,200)	(4,000)
Cash paid for acquisitions, net of cash acquired	-	-	(3,739)
Net cash used in investing activities	(4,971)	(14,847)	(9,368)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,382	11,443	9,500
Principal payments on long-term debt	(22,066)	(11,549)	(17,027)
Proceeds from issuance of stock under stock option plans	214	402	349
Proceeds from transfer of ownership of certain assets	2,383	-	-
Cash paid for retirement of common stock	(350)	-	-
Preferred dividends paid	(8,635)	(8,634)	(8,634)
Net cash used in financing activities	(19,072)	(8,338)	(15,812)

Net increase (decrease) in cash and cash equivalents	4,011	(340)	(3,423)

Cash and cash equivalents at beginning of year	1,803	2,143	5,566
Cash and cash equivalents at end of year	$5,814	1,803	2,143

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at December 31, 2006 and 2005.

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

(d)	Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying values of the Company’s trade receivables and trade payables approximate fair value due to their short maturities. The carrying value of the Company’s debt approximates fair value because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates and as such the effective interest rates on the obligations approximate the Company’s current cost of borrowing of similar amounts on similar terms. The carrying value of the Company’s other long-term accruals approximates fair value because the transactions were completed at approximately the date of the current balance sheet.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The substantial portion of the Company’s sales are either direct to educational institutions or to distributors. Management believes that the credit risk is limited due to the significant number of customers and their geographic dispersion.

(e)	Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers debt securities with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts totaling $10, $51 and $50 at December 31, 2006, 2005 and 2004, respectively.

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

Prior to February 2005, the Company invested in a limited partnership, the general partner of which is an affiliate of the Company. In February 2005, the balance of the investment, approximately $4,056, was transferred to another limited partnership, the general partner of which is an affiliate of the Company. The assets of this limited partnership are managed exclusively by a non-affiliate of the Company. The purpose of the limited partnership in which the Company is currently invested is to manage a diversified investment portfolio. The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value. The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Consolidated Statements of Earnings. Equity earnings amounted to $1,730, $598 and $58 for 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the assets of this limited partnership were invested in U.S Treasury bills.

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

December 31, 2006, 2005 and 2004

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

Goodwill, which represents the excess of cost over the fair value of net assets acquired, and accumulated amortization were $14,590 and $730, respectively, at December 31, 2006 and $14,529 and $730, respectively, at December 31, 2005. Goodwill of $63 and $1,961 was recorded in connection with the acquisitions consummated in 2006 and 2004, respectively (see Note 3). The remaining reduction of $2 and increase of $92 for 2006 and 2005, respectively, relates to foreign currency translation. The reported balance of goodwill at December 31, 2006 and 2005 is attributable to the educational segment.

The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately. The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. At December 31, 2006 and 2005, the Company evaluated goodwill and determined that no impairment existed.

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

December 31, 2006, 2005 and 2004

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

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to December 31, 2006, a valuation allowance had been established for the portion of the deferred tax assets, primarily Federal net operating tax loss carryforwards (“NOLs”), which were expected to expire unutilized based on the level of historical taxable income, projections for future taxable income over the periods in which the NOLs are deductible, and allowable tax planning strategies. Prior to December 31, 2006, the Company executed certain transactions that resulted in taxable income in 2006 (see Note 13) and, accordingly, the utilization of certain NOLs that were previously expected to expire unutilized. Certain NOLs, for which a full valuation allowance existed at December 31, 2005, either were utilized or expired prior to or on December 31, 2006, and therefore, are no longer included in the Company’s inventory of deferred income taxes. NOLs that may expire on dates beyond December 31, 2006 are included in deferred tax assets, which the Company expects to realize in 2007. Events may limit the use of all or a portion of these NOLs, thus potentially resulting in a higher provision for income taxes for the Company in the future.

(l)	Stock Options

The Company accounts for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), which provides for the fair value of stock options granted to employees and directors to be measured at the date of grant and recognized as expense over the service period, which is usually the vesting period of the grant. Under SFAS 123R, the Company recognizes the fair value of stock options granted as an expense within its Consolidated Statements of Earnings using the straight-line method. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. The adoption did not have a material effect on the Company’s financial statements since the Company had been expensing share-based awards granted after January 1, 2002 under the fair value provisions of SFAS 123.

(m)	Revenue Recognition

Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers. The point of shipment may be from a Company distribution center or from a vendor’s location as a drop shipment. All drop shipment sales are recorded at gross selling price.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

(n)	Shipping and Handling Costs

The Company records amounts billed to customers for shipping and handling in net sales, records the freight costs incurred for delivery of product in cost of sales and primarily records all other costs incurred in the handling of customer orders in selling and administrative expense.

(o)	Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs were approximately $1,026, $785 and $715 in 2006, 2005 and 2004, respectively.

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

At December 31, 2006 and 2005, $6,384 and $5,711, respectively, of direct-response advertising costs were reported as prepaid expenses and other. Advertising costs expensed were approximately $9,900, $9,903 and $9,442 in 2006, 2005 and 2004, respectively.

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

Earnings per common share are computed based on the following weighted average number of common shares outstanding during the year ended December 31:

	2006	2005	2004
Weighted average common shares-basic	17,263,675	17,167,769	17,116,032
Effect of dilutive stock options	244,956	226,197	201,562
Weighted average common shares-diluted	17,508,631	17,393,966	17,317,594

Shares of Common Stock available for issuance upon conversion of the 1,100,122, 1,100,122 and 1,096,622 shares of Series I Preferred Stock outstanding at December 31, 2006, 2005 and 2004, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

(r)	Reclassifications

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

(3)	Acquisitions

On March 1, 2006, Aristotle purchased certain assets of Large Print Publishing Company for $150. The purchased assets were comprised of inventory, printing equipment, trade name and license rights to products printed and distributed as Large Print products. The Large Print product line complements product lines manufactured and distributed by the Company in the educational segment. The results of Large Print operations have been included in the Company’s consolidated financial statements since the date of such acquisition. The purchase price allocation resulted in goodwill of $63 attributable to the commercial segment. The sales and income from this acquisition were not material to the Company’s 2006 results from operations.

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

(4)	Inventories

The classification of inventories at December 31 is as follows:

	2006	2005
Raw materials	$6,281	5,873
Work in process	1,552	1,173
Finished goods	4,010	4,006
Catalog merchandise	26,925	25,840
Less inventory reserves	(1,281)	(1,313)
Net inventories	$37,487	35,579

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

(5)	Prepaid Expenses and Other

A summary of prepaid expenses and other at December 31 is as follows:

	2006	2005
Prepaid catalog costs	$6,384	5,711
Other	1,739	2,315
Total prepaid expenses and other	$8,123	8,026

(6)	Property, Plant and Equipment, at Cost

A summary of property, plant and equipment, at cost, at December 31 is as follows:

	2006	2005
Land and improvements	$2,343	2,342
Buildings and improvements	21,034	15,441
Machinery, furniture and equipment	7,878	8,338
Leasehold improvements	180	175
Construction in progress	2,876	4,806
Total property, plant and equipment, at cost	$34,311	31,102

During 2006 and 2005, the Company removed from its property, plant and equipment accounts approximately $1,755 and $1,320, respectively, of fully depreciated equipment still in use.

In 2006, the Company completed construction of an 80,000 square foot office and manufacturing facility for its Simulaids operations at a cost of $6,134 related to the purchase of land and construction of this facility. In the first quarter of 2006, the Company began operations at the new facility, which it finished constructing at the end of 2005. In the fourth quarter of 2006, the Company executed various transactions related to its former facilities (see Note 13).

In 2006, the Company began construction of a 60,000 square foot manufacturing facility on its existing land in Fort Atkinson for Nasco’s plastics operations. The new facility replaces 45,000 square feet of leased manufacturing space. The Company has incurred approximately $2,614 of capital expenditures in 2006 related to the construction of this facility. The total construction costs of this facility are estimated to be approximately $3,800. The Company began manufacturing operations in this new facility in the first quarter of 2007.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

(7)	Accrued Expenses

A summary of accrued expenses at December 31 is as follows:

	2006	2005
Payroll and employee benefits	$4,372	3,092
Property, sales and other taxes	398	400
Other	1,959	2,244
Total accrued expenses	$6,729	5,736

(8)	Long-term Debt

A summary of the Company’s long-term debt as of December 31 is as follows:

	2006	2005
$45,000 Revolving Credit Facility; interest payable on various dates at variable rates based on Prime or LIBOR plus applicable
margins (6.73% at December 31, 2006); expires October 15, 2008;
collateralized by certain accounts receivable, inventories, and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain
subsidiary limited liability companies	$6,000	19,500
Mortgages, monthly payments of $55, with interest payable at various rates (6.5%-7.1% at December 31, 2006); final
payments due on various dates through 2015; collateralized
by certain real estate	6,272	5,456
Long-term debt	12,272	24,956
Less current installments	(287)	(606)
Long-term debt, less current installments	$11,985	24,350

The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for potential acquisitions of businesses similar in nature to the Company’s current business segments. The Company also pays a quarterly commitment fee on unborrowed funds (.25% at December 31, 2006).

The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees. The Company was in compliance with all financial covenants as of December 31, 2006.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

In October 2006, the Company converted a $4,300 construction loan to fund the construction of an 80,000 square foot office and manufacturing facility into a 10-year mortgage loan. Fixed principal and interest payments are payable monthly at the lower of the mortgage lender’s prime rate (8.25% at December 31, 2006), or one month LIBOR rate plus a margin of 175 basis points (7.1% at December 31, 2006). At December 31, 2006, $4,289 is outstanding under the mortgage loan.

The Company has available a $200 unsecured line of credit facility to support letters of credit for merchandise procurement. At December 31, 2006 and 2005, the line of credit had no balance outstanding.

Aggregate annual maturities of long-term debt as of December 31, 2006 are as follows:

Years ending December 31,
2007	$287
2008	6,292
2009	297
2010	302
2011	308
Thereafter	4,786
$12,272

(9)	Income Taxes

A summary of the components of earnings before income taxes for the years ended December 31 is as follows:

	2006	2005	2004

U.S.	$28,004	25,456	22,232
Foreign	2,809	1,732	886
	$30,813	27,188	23,118

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The provision for income taxes for the years ended December 31 consists of the following:

	2006	2005	2004
Current:
U.S. Federal	$807	453	501
Foreign	999	623	329
State	2,614	1,371	1,447
	4,420	2,447	2,277
Deferred:
U.S. Federal	3,370	6,792	3,423
Foreign	3	19	7
State	(781)	73	(153)
	2,592	6,884	3,277
	$7,012	9,331	5,554
Effective tax rate	22.8%	34.3%	24.0%

A reconciliation of the Company’s actual effective tax rate and the U.S. Federal statutory income tax rate on earnings before income taxes for the years ended December 31 is as follows:

	2006	2005	2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefits	3.9%	3.3%	4.1%
Decrease in valuation allowance	(17.8%)	(4.4%)	(11.1%)
Other	1.7%	.4%	(4.0%)
Effective tax rate	22.8%	34.3%	24.0%

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31 are presented below:

	2006	2005
Deferred tax assets:
Accounts receivable	$43	202
Inventories	908	829
Plant and equipment	657	205
Unfunded minimum pension liability	1,764	404
Accrued expenses	1,826	1,185
Federal net operating tax loss carryforwards	1,274	16,403
Alternative minimum tax credit carryforwards	2,125	1,298
Transfer of tradename	3,949	-
Other carryforwards and credits	113	239
Total gross deferred tax assets	12,659	20,765
Deferred tax liabilities:
Goodwill and other intangibles	(420)	(255)
	12,239	20,510
Valuation allowance	-	(6,519)
Net deferred tax assets	$12,239	13,991

Classification of net deferred taxes in Consolidated Balance Sheets:
Current net deferred tax asset	$4,051	11,279
Non-current net deferred tax asset	8,188	2,712
	$12,239	13,991

For Federal income tax purposes, the Company has alternative minimum tax credit carryovers of $2,125 that can be carried forward indefinitely. In connection with the merger between Aristotle and Nasco International, Inc. on June 17, 2002, the Company recognized a deferred tax asset for Federal net operating tax loss carryforwards. As of December 31, 2006, the Company had Federal net operating tax loss carryforwards of approximately $3,639, which expire as follows:

Years ending December 31,
2007	$843
2008	274
2010	2,522
$3,639

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The Company has a valuation allowance of $0 and $6,519 at December 31, 2006 and 2005, respectively, to reflect the amount of NOLs that more likely than not would not be realized by the Company. The valuation allowance decreased $6,519 and $1,195 in 2006 and 2005, respectively. In 2006, the valuation allowance was reduced by $5,468 related to increased NOLs utilization from higher taxable income in 2006 primarily generated from transactions consummated in December 2006 (see Note 13), and $1,032 was related to NOLs that expired on December 31, 2006. In accordance with SFAS No. 109, Accounting for Income Taxes, $735 of the decrease in the valuation allowance in 2004 was recognized as a reduction to goodwill in connection with the CPR Prompt and Ginsberg acquisitions as a result of the increased Federal taxable income provided by these acquisitions. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of net deferred tax assets recorded at December 31, 2006.

The change in net deferred tax assets for each of 2006 and 2005 includes $366 deferred tax benefits attributable to the recognition of an unfunded minimum pension liability, which is reflected as a component of accumulated other comprehensive earnings. Also in 2006, deferred tax assets include $458 related to the adoption of SFAS 158 (see Note 12(a)). For 2004, a $548 deferred tax charge related to the pension plan merger (see Note 12(a)) was recorded to additional paid-in capital.

(10)	Preferred Stock

The Series I Preferred Stock is convertible into the Company’s Common Stock during the 90-day period beginning on June 17, 2007, at the option of the holder. Each share of Series I Preferred Stock is convertible into shares of Common Stock as determined by dividing the stated value of Series I Preferred Stock at that time plus an amount equal to the accrued and unpaid dividends by the conversion price, as defined in the Company’s amended and restated certificate of incorporation ($12.00 at December 31, 2006). After the expiration of the 90-day period, holders of Series I Preferred Stock will no longer be able to convert their shares. The Series J Preferred Stock is not convertible into or exchangeable for any other property or securities.

(11)	Stock Options

The Company established the 1997 Employee and Director Stock Plan in 1997 (“1997 Plan”). The 1997 Plan provides for granting up to 150,000 options to employees and directors of the Company to purchase shares of Common Stock. The exercise term of the options and vesting requirements shall be for such period as the Board of Directors (or a committee thereof, appointed to administer the 1997 Plan, if any) designates. Following the merger between Nasco International, Inc. and the Company on June 17, 2002 (“Merger”), each option to purchase one share of the Company’s Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company. The Company does not currently intend to grant any additional options under the 1997 Plan.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 (“2002 Plan”) under which employees, directors and consultants of the Company are eligible to receive nonincentive and incentive options and stock grants aggregating up to 1,500,000 shares of Common Stock. Nonincentive and incentive options granted under the 2002 Plan are subject to such limitations on the ability to exercise as established by the Board of Directors (or a committee thereof, appointed to administer the 2002 Plan, if any) from time to time. Options granted under the 2002 Plan generally vest over a three year period and have an exercise term of no longer than five years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Risk free interest rate	4.5%	4.0%	3.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	5 years	5 years	5 years
Expected volatility	55.0%	85.0%	90.0%

The weighted average fair value of options granted during 2006, 2005 and 2004 was $4.81, $4.76 and $4.51, respectively. Stock option compensation amounted to $123, $429 and $510 in 2006, 2005 and 2004, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

A summary of option activity during 2006, 2005 and 2004 is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	of	Exercise
	Options	Price	Options	Price

Balance at December 31, 2003	889,167	$3.31	422,165	$3.31
Granted	80,000	6.32
Expired	-	-
Forfeited	(3,000)	(2.95)
Exercised	(60,425)	(4.16)
Balance at December 31, 2004	905,742	3.52	637,660	3.19
Granted	6,000	6.89
Expired	-	-
Forfeited	-	-
Exercised	(100,217)	(3.07)
Balance at December 31, 2005	811,525	3.60	738,942	3.37
Granted	2,000	9.24
Expired	-	-
Forfeited	(14,167)	(6.36)
Exercised	(48,683)	(3.73)
Balance at December 31, 2006	750,675	3.55	729,341	3.46

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The following table summarizes information about stock options at December 31, 2006:

	Options Outstanding				Options Exercisable
				Weighted
			Weighted	Average			Weighted
Range of	Number		Average	Remaining	Number		Average
Exercise	of		Exercise	Life	of		Exercise
Prices	Options		Price	(Years)	Options		Price
		$
$2.95-$3.50	511,475		3.00	.49	511,475		$3.00
$3.51-$4.50	175,000		4.10	1.05	175,000		4.10
$4.51-$5.50	1,000		4.91	2.47	1,000		4.91
$5.51-$6.50	55,200	*	6.33	2.77	35,866	*	6.31
$6.51-$6.90	6,000		6.89	3.67	6,000		6.89
$6.90-$9.24	2,000		9.24	4.97	-		-
	750,675				729,341

* 2,500 options were granted under the 1997 Plan and are exercisable for one share of Common Stock and one share of Series I Preferred Stock of the Company.

(12)	Employee Benefit Plans
(a)	Defined Benefit Pension Plan

On December 31, 2005, the Company froze the plan benefits for all hourly employees and certain salaried employees (also see Note 12(b)).

Prior to September 10, 2004, the Company had two noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. On September 10, 2004, the Company merged both of its defined benefit pension plans with a defined benefit pension plan of an affiliate, for which the pension benefits for employees of this affiliate were frozen prior to the plan merger. As a result of the plan merger, the Company had a single defined benefit pension plan covering substantially all salaried and hourly employees of the Company. In 2004, the Company realized a benefit in net plan assets from the plan merger of $1,388, which was recognized in additional paid-in capital net of tax of $548. The salaried employees receive pension benefits that are based on years of service and average compensation, and the hourly employees receive pension benefits that are based on stated amounts for each year of service to the December 31, 2005 freeze date. The Company’s policy is to fund pension costs accrued up to a maximum deductible contribution but not less than the minimum required by the Employee Retirement Income Security Act of 1974. The Company plans to contribute less than $1,000 to the pension plan in 2007.

Plan assets are primarily invested under an immediate participation guarantee contract for salaried employees and a deposit administration contract for hourly employees. Pension plan assets and benefit obligations are measured at December 31 of each year.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The Company was required at December 31, 2006 and 2005 to record a minimum pension liability in the Consolidated Balance Sheets. For 2006, the effect thereof was to increase the minimum pension liability by $901 and net deferred tax asset by $366, with the remaining $535 being recorded to accumulated other comprehensive loss. For 2005, the effect thereof was to increase the minimum pension liability by $927 and net deferred tax asset by $366, with the remaining $561 being recorded to accumulated other comprehensive loss. The Company was required by SFAS 158 at December 31, 2006 to adjust the long term pension liability by $1,125, and net deferred tax asset by $458, with the remaining $667 recorded to accumulated other comprehensive income.

The following table sets forth the plan’s obligations, funded status and amounts recognized in the Company’s Consolidated Balance Sheets as of December 31:

	2006	2005
Changes in benefit obligation:
Benefit obligation at beginning of year	$15,222	13,774
Service cost	302	690
Interest cost	743	834
Actuarial loss	1,144	883
Settlement	(2,756)	-
Curtailment	(683)	-
Benefits paid	(17)	(959)
Benefit obligation at end of year	13,955	15,222

Change in plan assets:
Fair value of plan assets at beginning of year	12,604	11,833
Actual return on plan assets	(498)	569
Employer contribution	333	1,190
Benefits paid, including expenses	(2,953)	(988)
Fair value of plan assets at end of year	9,486	12,604

Funded status	(4,469)	(2,618)
Unrecognized net actuarial loss	6,076	5,812
Unrecognized prior service cost	(4)	(6)
Net amount recognized	$1,603	3,188

Amounts recognized in Consolidated Balance
Sheets:
Long-term pension obligations	$(4,469)	(858)
Accumulated other comprehensive loss
(pre-tax)	6,072	4,046
Net amount recognized	$1,603	3,188

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The following table sets forth the weighted average assumptions used to determine benefit obligations of the plan at December 31:

	2006	2005	2004
Weighted average assumptions at year end:
Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following table sets forth the weighted average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for the plan for the years ended December 31:

	2006	2005	2004
Weighted average assumptions during the year:
Discount rate	5.75%	6.00%	6.525%
Expected return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Components of net periodic benefit cost:
Service cost	$302	690	624
Interest cost	743	834	815
Expected return on plan assets	(761)	(951)	(856)
Amortization of transition asset	-	-	(26)
Amortization of prior service cost	(2)	(2)	(3)
Recognized net actuarial loss	353	283	230
Settlement	1,283	-	-
Net periodic benefit cost	$1,918	854	784

In 2006, as a result of a change of plan administrators, certain vested retirement benefits were settled by issuance of annuities by the former plan administrator.

The Company uses long-term historical actual return experience and estimates of future long-term investment returns to develop the expected return on plan assets assumption used in calculating the net periodic benefit cost.

The following table summarizes information about the accumulated benefit obligation in excess of plan assets:

	2006	2005

Projected benefit obligation	$13,955	$15,222
Accumulated benefit obligation	12,830	13,462
Fair value of plan assets	9,486	12,604

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The estimated prior service cost and net actuarial loss that will be amortized from other comprehensive earnings into pension expense in 2007 are $3 and $380, respectively.

The incremental effect on assets (liabilities) from applying SFAS 158 at December 31, 2006 is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred income tax asset	$11,781	458	12,239
Long-term pension obligations	3,344	1,125	4,469
Accumulated other comprehensive loss	(638)	(667)	(1,305)
Total stockholders’ equity	95,058	(667)	94,391

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Years ending December 31,
2007	$193
2008	270
2009	352
2010	448
2011	559
2012-2016	4,440

(b)	Defined Contribution Plans

The Company sponsors a defined contribution pension plan that covers substantially all employees. In connection with the freezing of certain plan benefits under the defined benefit pension plan (see Note 12(a)) on December 31, 2005, the Company merged all of its existing defined contribution pension plans into one plan covering certain hourly and salaried employees of the Company. Effective with the merger of the plans, the Company may match a portion of employee contributions for certain employees. The Company may also make discretionary contributions to the plan. In 2006, the Company contributed $456 to the plan. No material Company contributions were made during 2005 or 2004

(c)	Supplemental Employee Retirement Plan

On February 22, 2006, the Company entered into Supplemental Employee Retirement Plan Agreements (“SERPA”) with certain senior employees of the Company. The SERPA, which are effective as of January 1, 2006, provides certain retirement benefits based upon the senior employees’ average annual wages and years of service (as defined in the SERPA). Benefits under the SERPA generally accrue from the effective date thereof through the earlier to occur of the senior employees’ retirement, disability or termination of employment with the Company. The benefits payable under the SERPA replace, on an

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

equivalent basis, those which otherwise would have been payable under the Company’s defined benefit pension plan, the benefits under which were frozen for these certain senior employees effective December 31, 2005. During 2006, the Company incurred an expense of $230 related to the SERPA. At December 31, 2006, the amount payable under the SERPA was $230.

(d)	Senior Executive Retirement Benefit Agreement

In December 2006, the Company assumed a retirement benefit agreement that provides a retirement benefit to a senior executive of the Company in the amount of $1,129, related to service previously provided to an affiliate. As consideration for the assumption of the retirement benefit, the assignor paid cash to the Company in the amount of $1,129. The retirement benefit agreement was subsequently amended to provide the executive with an increasing retirement benefit based on additional years of service to the Company by the senior executive.

(13)	Other Long-Term Accruals

On December 28, 2006, the Company entered into an agreement to transfer ownership of the real property comprising the former Simulaids manufacturing and office facility for $2,000. Consideration was in the form of approximately $400 in cash and a $1,600 5-year note receivable which bears interest at 6%. The note receivable is due at maturity with interest-only payments until such time. In addition, the Company entered into an agreement to lease the facilities from the buyer for 10 years with an annual rental cost of $124. At the end of five years, the Company has an option to terminate the lease for a payment of $186. In the event the Company terminates the lease, the maturity date of the note receivable may be extended to ten years from the date of original issuance. The transaction does not currently meet sale recognition criteria for sale/leaseback transactions set forth in SFAS No. 98, Accounting for Leases, and as such the $400 of proceeds received in 2006 are reflected in Cash, and as a component of Other Long-Term Accruals, on the Company's balance sheet at December 31, 2006. For income tax purposes, the transaction is treated as a sale in 2006, and results in taxable income. The Company recorded a deferred tax asset of $763 related to the transaction.

On December 29, 2006, the Company entered into an agreement to transfer ownership of certain trade names currently used in its business lines for $10,000. The Company received proceeds of $2,000 in cash and an $8,000 15-year note receivable which bears interest at 5% with annual principal payments of $316 from 2007 through 2011, $552 from 2012 through 2016, $594 from 2017 through 2020 and $1,287 in 2021. In addition, the Company executed a 15-year license agreement for exclusive use of the trade names under which the Company will pay $1,036 in each of the years 2007 through 2011, $937 in each of the years 2012 through 2016, and $792 in each of the years 2017 through 2021 as the license fee under this license agreement. At the end of fifteen years, the Company has an option to purchase the trade names at the then-fair market value. The transaction does not meet sale recognition criteria for U.S. GAAP purposes, and as such the $2,000 of proceeds received in 2006 are reflected in Cash, and as a component of

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

Other Long-Term Accruals, on the Company's balance sheet at December 31, 2006. For income tax purposes, the transaction is treated as a sale in 2006, and results in taxable income. The Company recorded a deferred tax asset of $3,949 related to the transaction.

(14)	Related Party Transactions

During 2006, 2005 and 2004, the Company incurred expenses of $870, $870 and $843, respectively, related to administrative services provided by Geneve.

During 2006, 2005 and 2004, the Company invested $0, $8,200 and $4,000, respectively, in an investment limited partnership. The general partner of the limited partnership is an affiliate of the Company. Equity earnings from this investment in the limited partnership amounted to $1,730, $598 and $58 for 2006, 2005 and 2004, respectively.

The Company made income tax payments to Geneve under a tax sharing agreement of $720, $705 and $690 in 2006, 2005 and 2004, respectively.

In December 2006, the Company assumed a retirement benefit agreement from an affiliate that provides a retirement benefit to a senior executive of the Company in the amount of $1,129 related to service previously provided to an affiliate. As consideration for the assumption of the retirement benefit, the affiliate paid cash to the Company in the amount of $1,129.

(15)	Supplemental Cash Flow Information
	2006	2005	2004
Cash paid during the year for:
Interest	$1,800	1,276	1,255
Income taxes	3,103	2,201	1,963

Non-cash investing and financing activities:
Benefit from pension plan
merger	-	-	1,388
Net assets from acquisitions:
Net working capital	$81	-	1,104
Property, plant and equipment	6	-	135
Goodwill	63	-	1,961
Deferred income taxes	-	-	404
Other assets	-	-	135
Total cash paid for acquisitions,
net of cash acquired	$150	-	3,739

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

(16)	Segment Data

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

The following table presents segment information as of and for the years ended December 31:

	2006	2005	2004
Net sales:
Educational	$170,861	157,687	144,741
Commercial	32,117	31,082	30,336
Net sales	$202,978	188,769	175,077
Gross profit:
Educational	$68,219	62,615	57,781
Commercial	12,867	12,144	11,595
Other cost of sales	(4,014)	(3,209)	(3,855)
Gross profit	$77,072	71,550	65,521

Other cost of sales primarily includes freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

In 2006, 2005 and 2004, respectively, $187,569, $174,572 and $162,858 of the Company’s revenues were derived from operations in the United States.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

The following table presents segment identifiable asset information as of and for the years ended December 31:

	2006	2005	2004
Identifiable assets:
Educational	$66,102	62,016	53,900
Commercial	5,929	5,695	4,832
Other corporate assets	61,290	55,642	52,173
Identifiable assets	$133,321	123,353	110,905

Educational assets include $13,797, $13,799 and $13,707 of goodwill at December 31, 2006, 2005 and 2004, respectively. Commercial assets include $63 of goodwill at December 31, 2006. Other corporate assets include cash, investments, deferred tax assets and property, plant and equipment, all of which service both the educational and commercial segments.

At December 31, 2006, 2005 and 2004, respectively, $120,587, $111,150 and $98,941 of the Company’s assets were in the United States.

(17)	Quarterly Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31:

	2006
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter (1)	Quarter (2)	Total
Net sales	$46,164	53,481	61,843	41,490	202,978
Gross profit	17,599	20,395	23,327	15,751	77,072
Earnings from operations	6,517	9,036	11,327	3,800	30,680
Net earnings	3,961	5,500	7,693	6,647	23,801
Preferred dividends	2,159	2,159	2,158	2,159	8,635
Net earnings applicable to
common stockholders	1,802	3,341	5,535	4,488	15,166

Earnings per common share:
Basic	$.10	.19	.32	.27	.88
Diluted	$.10	.19	.32	.26	.87

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

	2005
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (3)	Total
Net sales	$41,748	50,185	58,626	38,210	188,769
Gross profit	16,063	19,247	21,404	14,836	71,550
Earnings from operations	5,430	8,092	10,344	4,064	27,930
Net earnings	3,188	4,795	6,192	3,682	17,857
Preferred dividends	2,158	2,158	2,160	2,159	8,635
Net earnings applicable to
Common stockholders	1,030	2,637	4,032	1,523	9,222

Earnings per common share:
Basic	$.06	.15	.24	.09	.54
Diluted	$.06	.15	.23	.09	.53

(1)               In the third quarter of 2006, the valuation allowance related to deferred tax assets was decreased by $700, or $.04 diluted earnings per common share.

(2)               In the fourth quarter of 2006, the valuation allowance related to deferred tax assets was decreased by $4,768, or $.27 diluted earnings per common share.

(3)               In the fourth quarter of 2005, the valuation allowance related to deferred tax assets was decreased by $1,195, or $.07 diluted earnings per common share.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the Company is included under the caption “Proposal 1 Nominees for Election as Directors” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning officers of the Company is included under the caption “Executive Officers” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning the disclosure of the members and financial expert(s) of the audit committee is included under the caption “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the caption “Executive Compensation” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included under the caption “Stock Owned by Management and Principal Stockholders of the Company” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning securities authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning transactions and other relationships, if any, between the Company and its directors, officers, or principal stockholders is included under the caption “Related Party Transactions” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is included under the caption “Fees Billed by Independent Auditors for 2006 and 2005” in the Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements (See Part II, Item 8) are filed as part of this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule. See Exhibit 99.1.

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2006, 2005 and 2004. See Exhibit 99.1.

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

59

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

10.8

Letter Agreement dated as of June 4, 2004 among The Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner incorporated herein by reference to Exhibit 10.9 of The Aristotle Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

10.11*

Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and W. Phil Niemeyer, incorporated by reference to Exhibit 10.11 of The Aristotle Corporation Current Report on Form 8-K dated February 22, 2006.

10.12*

Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and Dean T. Johnson, incorporated by reference to Exhibit 10.12 of The Aristotle Corporation Current Report on Form 8-K dated February 22, 2006.

10.13*

Assignment and Assumption Agreement dated December 28, 2006 by and between Independence Holding Company, The Aristotle Corporation and Steven B. Lapin, incorporated by reference to Exhibit 10.13 of The Aristotle Corporation Current Report on Form 8-K dated January 3, 2007.

10.14*

Retirement Benefit Agreement dated September 30, 1991 between Independence Holding Company and Steven B. Lapin, incorporated by reference to Exhibit 10.14 of The Aristotle Corporation Current Report on Form 8-K dated January 3, 2007.

10.15*

Amendment No. 1 dated December 28, 2006 to Retirement Benefit Agreement between The Aristotle Corporation and Steven B. Lapin, incorporated by reference to Exhibit 10.15 of The Aristotle Corporation Current Report on Form 8-K dated January 3, 2007.

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
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report. See page 63 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date: April 2, 2007

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

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	April 2, 2007
Steven B. Lapin

/s/ Dean T. Johnson	Vice President and Chief Financial Officer	April 2, 2007
Dean T. Johnson

/s/ Ira R. Harkavy	Director	April 2, 2007
Ira R. Harkavy

/s/ John Lahey	Director	April 2, 2007
John Lahey

/s/ Donald T. Netter	Director	April 2, 2007
Donald T. Netter

/s/ Edward Netter	Director	April 2, 2007
Edward Netter

/s/ James G. Tatum	Director	April 2, 2007
James G. Tatum

/s/ Roy T.K. Thung	Director	April 2, 2007
Roy T.K. Thung

/s/ John A. Whritner	Director	April 2, 2007
John A. Whritner

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2006, 2005 and 2004.