Form 10-K/A
period 2006-12-31
ARISTOTLE CORP
filed 2007-04-27
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 27, 2007

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

As of March 31, 2007, 17,282,084 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

EXPLANATORY NOTE

The registrant is filing this amendment (“Amendment No. 1”) to Form 10-K for the fiscal year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007.  The registrant is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K, that was incorporated by reference to registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders in the original Form 10-K, as the registrant will not be filing the Proxy Statement for its 2007 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2006.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant is including with this Amendment No. 1 certain currently dated certifications required by Part III, Item 15 and a new Exhibit 99.2.  No other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

FORM 10-K/A CROSS REFERENCE INDEX

PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	1

	Item 11.	Executive Compensation	3

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	11

	Item 13.	Certain Relationships and Related Transactions, and Director Independence	12

	Item 14.	Principal Accountant Fees and Services	14
PART IV
	Item 15.	Exhibits and Financial Statement Schedules	15

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Set forth below are the names of each member of the Board of Directors of The Aristotle Corporation (together with its subsidiaries, the “Company”), their ages at March 31, 2007, the periods during which each served as a director and the positions currently held with the Company.  Following the table is biographical information about each director, including each director’s principal occupation or employment.

Name	Age	Director of the Company Since	Positions Held with the Company

Ira R. Harkavy	58	2005	Director
John L. Lahey	60	1999	Director
Steven B. Lapin	61	1998	Director, President and Chief Operating Officer
Donald T. Netter	45	2002	Director
Edward Netter	74	1998	Director
James G. Tatum	65	2002	Director
Roy T.K. Thung	63	2002	Director
John A. Whritner	71	2005	Director

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

JOHN L. LAHEY has been the President of Quinnipiac University, a private university located in Hamden, Connecticut, for more than the past nineteen years.  Dr. Lahey serves on the Board of Trustees of Yale-New Haven Hospital and on the Board of Directors of UIL Holdings Corporation and The United Illuminating Company, publicly-held utility companies, and is a director of Independence Holding Company (“IHC”), a publicly-held holding company engaged principally in the life and health insurance business.  Dr. Lahey also serves as a director of the New York City St. Patrick’s Day Parade, Inc. and of the American Bar Association’s Council of the Section of Legal Education and Admissions to the Bar.

STEVEN B. LAPIN has served as President and Chief Operating Officer of the Company since June 2002.  Mr. Lapin has also been the President, Chief Operating Officer and a director of Geneve Corporation (“Geneve”), a private diversified financial holding company, for more than the past five years.  Mr. Lapin is Vice Chairman and a director of IHC.

DONALD T. NETTER, for more than the past five years, has served as Chairman, Chief Executive Officer and Senior Managing Director of the managing member of the general partner of the Dolphin Limited Partnerships, investment limited partnerships.  Mr. Netter has served as a Senior Vice President of Geneve for more than the past five years.  Donald T. Netter is the son of Edward Netter.

EDWARD NETTER has been Chairman, Chief Executive Officer and a director of Geneve for more than the past five years.  Mr. Netter is Chairman and a director of IHC, and a director of American Independence Corp. (“AMIC”), a publicly-held holding company which, through its subsidiaries, is in the insurance and reinsurance business.  Edward Netter is the father of Donald T. Netter.

JAMES G. TATUM, C.F.A. is a registered investment advisor and the sole proprietor of J. Tatum Capital, LLC in Birmingham, Alabama.  He has been a registered investment advisor for more than the past five years, managing funds primarily for individual and trust clients.  Mr. Tatum has been a Chartered Financial Analyst for more than twenty-five years.  Mr. Tatum is a director of IHC.

ROY T.K. THUNG has served as Chief Executive Officer and President of IHC for more than the past five years.  He has been the Executive Vice President of Geneve for more than the past five years.  Mr. Thung has served as a director of AMIC since July 2002 and as the Chief Executive Officer and President of AMIC since November 2002.

JOHN A. WHRITNER is a retired school administrator.  Mr. Whritner spent more than forty years in the education field including as a teacher and school administrator, and as the Superintendent of Schools in East Lyme, Connecticut, Grosse Pointe, Michigan, and Greenwich, Connecticut.  For more than five years following his retirement as a school administrator, Mr. Whritner was a Senior Associate with Hazard, Young, Attea & Associates, a school superintendent search firm.  Mr. Whritner was a director of Nasco International, Inc. (“Nasco”) from April 1998 until the merger (the “Merger”) of the Company and Nasco on June 17, 2002.

EXECUTIVE OFFICERS

The following table sets forth the names of the Company’s executive officers, who are not directors (“Named Officers”), their ages at March 31, 2007, and their positions currently held with the Company.  The Named Officers serve at the discretion of the Board of Directors.  The Company has not entered into employment agreements with any of the Company’s Named Officers.

Name	Age	Positions Held with the Company

W. Phillip Niemeyer	61	Vice President-Production Coordination and President-Nasco Division
Dean T. Johnson	51	Vice President and Chief Financial Officer and Chief Financial Officer-Nasco Division
Brian R. Schlier	52	Vice President-Taxation
H. William Smith	44	Vice President, General Counsel and Secretary

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

BRIAN R. SCHLIER has been the Vice President-Taxation of the Company since January 2003.  Mr. Schlier has been the Senior Vice President-Taxation of Geneve since March 2005, prior to which for more than five years he was the Vice President-Taxation of Geneve.  Mr. Schlier has been the Vice President-Taxation of IHC for more than the past five years, and the Vice President-Taxation of AMIC since November 2002.

H. WILLIAM SMITH has been the Vice President, General Counsel and Secretary of the Company since July 2002.  Mr. Smith has been the Vice President-Legal and Secretary of Geneve since July 2002.  For more than five years prior to joining the Company and Geneve, Mr. Smith practiced law with the private law firms Paul, Hastings, Janofsky & Walker LLP and Pillsbury Winthrop Shaw Pitman LLP.

CORPORATE GOVERNANCE

Audit Committee

The Company established an Audit Committee of its Board of Directors in June 2002.  The Audit Committee operates under an amended and restated Audit Committee Charter adopted by the Board of Directors in March 2004, a copy of which was attached as an exhibit to the Company’s proxy statement dated November 22, 2006 (the “Audit Committee Charter”).  The principal functions of the Audit Committee are to: (i) select and engage the Company’s independent registered public accounting firm (“independent auditors”); (ii) review and approve management’s plan for engaging the Company’s independent auditors during the year to perform non-audit services and consider what effect these services will have on the independence of the Company’s independent auditors; (iii) review the Company’s annual financial statements and other financial reports which require approval by the Board of Directors; (iv) oversee the integrity of the Company’s financial statements, the Company’s systems of disclosure controls and internal controls and the Company’s compliance with legal and regulatory requirements; (v) review the scope of the Company’s independent auditors’ audit plans and the results of their audit; and (vi) evaluate the performance of the Company’s independent auditors.

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

Changes in Nomination Process

The Company’s Board of Directors has determined that a policy with respect to consideration of candidates to serve as directors recommended by security holders is not appropriate.  The Company’s Board of Directors has not changed this policy since it was last disclosed by the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, to file with the SEC and any national securities exchange on which these securities are registered, initial reports of beneficial ownership and reports of changes in beneficial ownership of equity securities of the Company.  Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for the fiscal year ended December 31, 2006.

CODE OF ETHICS AND CORPORATE CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s President and Chief Operating Officer, principal financial officer, principal accounting officer or controller and other Company employees performing similar functions.  The Company has adopted a Corporate Code of Business Conduct and Ethics which applies to all employees, officers and directors of the Company.  The Code of Ethics and Corporate Code of Business Conduct and Ethics are posted on the Company’s internet website at www.aristotlecorp.net.  In addition, the Company filed its Code of Ethics and Corporate Code of Business Conduct and Ethics as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2004.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K, if applicable, regarding any amendment to, or waiver from, a provision of the Code of Ethics and Corporate Code of Business Conduct and Ethics by posting such information on the Company’s internet website.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE

The principal functions of the Compensation Committee are to: (i) develop corporate goals and objectives relevant to the compensation of the Company’s President and Chief Operating Officer, evaluate the President and Chief Operating Officer’s performance in light of such goals and objectives, and exercise sole authority to determine the President and Chief Operating Officer’s compensation based upon such evaluation; (ii) make recommendations to the Board of Directors with respect to the compensation of the Company’s other executive officers; and (iii) administer the Company’s 2002 Employee, Director and Consultant Stock Plan (the “2002 Plan”).

The Compensation Committee meets at least one time per year, and more often as the members of the Compensation Committee deem appropriate.  The Compensation Committee operates under a written Compensation Committee Charter, a copy of which is attached to this Form 10-K/A as an exhibit.  The Compensation Committee met two times in 2006.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives

For the President and Chief Operating Officer and all Named Officers (the President and Chief Operating Officer and the Named Officers are hereinafter collectively referred to as the “named executive officers”) compensation is intended to be performance-based.  The Compensation Committee, which has responsibility for establishing the compensation for all of the named executive officers, believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.

In establishing compensation for executive officers, the following are the Compensation Committee’s objectives:

•

Attract and retain individuals of superior ability and managerial talent;

•

Ensure senior officer compensation is aligned with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s stockholders; and

•

Enhance the officers’ incentive to increase the Company’s stock price and maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation opportunities for senior management in the form of direct or indirect ownership in the Company.

The Company’s overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with the Company’s success and their contribution to that success.  To this end, base salary and bonus are designed to reward annual achievements and to be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness.  Other elements of compensation focus on motivating and challenging the Company’s executives to achieve superior, longer-term, sustained results.

Implementation of Objectives

Base Salaries

The Company pays named executive officers, and other employees, base salaries to compensate them for services rendered during the fiscal year.  Salaries for named executive officers are based on their responsibilities, prior experience and recent performance.  Decisions regarding salary increases take into account a named executive officer’s current salary, market conditions and the amounts paid to a named executive officer’s peers within and outside the Company.  Base salaries are typically reviewed on a 12-month or longer cycle, except where there is a significant change in the named executive officer’s responsibilities during a shorter period of time.  Such adjustments, if any, are determined by evaluating (i) the scope of any new responsibilities; (ii) the competitive market value of a named executive officer’s role; (iii) the performance of the individual; and (iv) the performance of the Company.  Neither the Compensation Committee nor the Company has retained a compensation consultant or similar organization for assistance in determining the salaries to be paid to the named executive officers.

Annual Bonuses

Each December, the Company’s President and Chief Operating Officer reviews with the Compensation Committee the Company’s estimated full-year results against the financial, strategic and operational goals established for the year, and the Company’s performance in prior periods.  After reviewing the actual results for the fiscal year, the Compensation Committee approves total bonuses to be awarded to all named executive officers, including the President and Chief Operating Officer.

The Compensation Committee, with input from the Company’s President and Chief Operating Officer, uses discretion in determining, for each named executive officer, the current year’s bonus, which is typically equal to a percentage of an executive’s base salary.  The Compensation Committee evaluates the overall performance of the Company, the performance of the business or function that the executive leads and an assessment of each executive’s performance against expectations, which were established at the beginning of the year.

The salaries paid and annual bonuses awarded to the Company’s named executive officers are discussed below and shown in the Summary Compensation Table.

Equity Awards

The Company’s 2002 Plan provides the opportunity for the Compensation Committee to award stock options or restricted stock grants to, among others, the Company’s named executive officers.  Each of the Company’s named executive officers holds stock options which have varying exercise prices and expiration dates.  Stock options were issued in 2002 and 2003 and are intended to motivate future superior performance, align the interests of the named executive officers with those of the Company’s stockholders and retain the named executive officers through the term of the awards.  The Company has not issued any restricted stock grants under the 2002 Plan.  No stock options were granted under the 2002 Plan in 2006.

The Company does not have any target levels of stock ownership applicable to any of its employees, including the named executive officers.

Retirement Benefits

Prior to December 31, 2005, the Company had a non-contributory defined benefit pension plan (the “Pension Plan”) covering a significant number of its employees, including Messrs. Niemeyer and Johnson, two of the Company’s named executive officers; Messrs. Lapin and Smith were not eligible to participate in the Pension Plan.  On December 31, 2005, the Company froze the plan benefits under the Pension Plan for all hourly employees and certain salaried employees, including Messrs. Niemeyer and Johnson.  The Pension Plan continues in effect for certain other salaried employees.

On February 22, 2006, the Company entered into Supplemental Employee Retirement Plan Agreements (“SERPA”) with several employees of the Company, including Messrs. Niemeyer and Johnson.  The SERPA, which are effective as of January 1, 2006, provides certain retirement benefits based upon Messrs. Niemeyer’s and Johnson’s average annual wages and years of service (as defined in the SERPA). Benefits under the SERPA generally accrue from the effective date thereof through the earlier to occur of Messrs. Niemeyer’s and Johnson’s retirement, disability or termination of employment with the Company.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable to Messrs. Niemeyer and Johnson under the Pension Plan.

During 2006, the Company incurred a total expense of $230,000 for all SERPA.  The Company incurred compensation expense for Messrs. Niemeyer and Johnson of $61,685 and $22,508, respectively, in connection therewith.  At December 31, 2006, the amount payable under all SERPA was $230,000.  At December 31, 2006, the amounts payable under the SERPA for Niemeyer and Johnson were $61,685 and $22,508, respectively.

On December 28, 2006, the Company assumed the obligations of IHC, an affiliate of the Company, under a retirement benefit agreement (the “Retirement Agreement”) for the benefit of Mr. Lapin.  Mr. Lapin had originally entered into the Retirement Agreement on September 30, 1991; the Retirement Agreement related to services previously provided by Mr. Lapin to IHC.

Under the terms of the Retirement Agreement, Mr. Lapin is entitled to receive a cash payment of $1,174,750 on September 3, 2007, or at the termination of his employment with the Company prior to September 3, 2007 in an amount set forth in a time-adjusted payment schedule.  IHC paid the Company $1,129,037 in connection with the assignment of the Retirement Agreement.

Following the assignment of the Retirement Agreement, the Company and Mr. Lapin entered into Amendment No. 1 to the Retirement Agreement whereby its term was extended until September 3, 2010, and the total potential payment thereunder was increased to $1,399,146, based on additional years of service to the Company by Mr. Lapin.

Most employees of the Company, including Messrs. Lapin and Smith, are eligible to participate in the Company’s 401(k) savings plan.  The Company matches employee contributions to the 401(k) savings plan at a rate of $.50 for every dollar contributed by each participant to a maximum 6% on compensation permitted by the Internal Revenue Service.  Messrs. Niemeyer and Johnson are eligible to participate in the Company’s 401(k) savings plan, but are not entitled to any matching contributions from the Company.

Perquisites and Other Personal Benefits

Messrs. Niemeyer and Johnson are eligible to participate in (as are all the Company’s employees who meet service requirements under the several plans) the Company’s medical and dental health insurance plans, life insurance plans and long term disability insurance plans.

The medical and dental plans require a contributory amount to be paid by all participants.  While no participant contribution is required for the life insurance plan, the Company does include the cost of those benefits that exceed $50,000 in participant’s reported income to the Internal Revenue Service.  The Company provides a long-term disability plan under which the Company pays the insurance premiums.

The Company believes that the several insurance plans that are offered are important components of the comprehensive benefit package which induces employees to remain in the Company’s employ.

Messrs. Lapin and Smith do not participate in the Company’s medical, dental, life insurance or disability insurance plans.

Employment Agreements and Severance Packages

The Company has not entered into any employment agreements with or guaranteed severance packages to any of the named executive officers.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the Company’s deductions for compensation paid to the named executive officers to $1 million unless certain requirements are met.  The policy of the Compensation Committee with respect to Section 162(m) is to establish and maintain a compensation program which will optimize the deductibility of compensation.  The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee’s need to respond to changing business conditions or by an executive officer’s individual performance, to authorize compensation which may not, in a specific case, be fully deductible to the Company.  No named executive officer received compensation in 2006 in excess of the $1 million limitation provided by Section 162(m) of the Code.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis, and discussed the Analysis with the Company’s management.  Based on that review and analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Amendment No. 1 to the Company’s 2006 Annual Report on Form 10-K.

The foregoing report is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Ira R. Harkavy

James G. Tatum

John A. Whritner

Dated:  April 27, 2007

SUMMARY COMPENSATION TABLE

 The following table shows the compensation paid by the Company during 2006 to each of the principal executive officer, the principal financial officer and other executive officers of the Company, whose total compensation exceeds $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Steven B. Lapin President and Chief Operating Officer	2006	250,000	80,000	-	-	-	-	6,600	336,600

W. Phillip Niemeyer	2006	210,000	80,000	-	-	-	113,311	927	404,238
Vice President-Production Coordination and President-Nasco Division
Dean T. Johnson	2006	155,000	60,000				31,143	927	247,070
Vice President and Chief Financial Officer, and Chief Financial Officer- Nasco Division
H. William Smith Vice President, General Counsel and Secretary	2006	145,000	50,000	-	-	-	-	6,600	201,600

(1)

Amounts in this column reflect the increase during 2006 in the actuarial present values of Messrs Niemeyer’s and Johnson’s accumulated benefits under the Company’s Pension Plan and the present value of their  SERPAs as follows:  Mr. Niemeyer - $51,626 in pension benefits and $61,685 in SERPA; and Mr. Johnson - $8,634 in pension benefits and $22,508 in SERPA.

(2)

Amounts in this column reflect payments for term life, AD&D and disability insurance for Messrs. Niemeyer and Johnson.  Amounts in this column for Messrs. Lapin and Smith reflect Company matching payments for contributions made by the named executive officer to the Company’s 401(k) savings plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2006

The following table shows the number of shares covered by exercisable and unexercisable stock options granted under the Company’s 2002 Stock Plan as of December 31, 2006.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steven B. Lapin	250,000 150,000	- -	- -	2.95 4.10	6/17/2007 1/17/2008

W. Phillip Niemeyer	100,000	-	-	2.95	6/17/2007

Dean T. Johnson	25,000 25,000	- -	- -	2.95 3.35	6/17/2007 10/7/2007

H. William Smith	50,000	-	-	3.29	7/19/2007

The options granted to the named executive officers vested over a three year period and have an exercise term of five years.  All of the options reported are fully exercisable.  No stock options were exercised by any of the named executive officers during the year ended December 31, 2006.

PENSION BENEFITS

This table includes information related to the Company’s Pension Plan.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($) (2)	Payments During Last Fiscal Year ($)
Steven B. Lapin (1)	-	-	-	-

W. Phillip Niemeyer	The Aristotle Corporation Pension Plan	34.0	1,031,238	-

Dean T. Johnson	The Aristotle Corporation Pension Plan	12.0	186,486	-

H. William Smith (1)	-	-	-	-

(1)

Messrs. Lapin and Smith do not participate in the Pension Plan.

(2)

Prior to December 31, 2005, the Company had a non-contributory defined benefit pension plan covering a significant number of its employees, including Messrs. Niemeyer and Johnson, two of the Company’s named executive officers; Messrs. Lapin and Smith were not eligible to participate in the Pension Plan.  On December 31, 2005, the Company froze the plan benefits under the Pension Plan for all hourly employees and certain salaried employees, including Messrs. Niemeyer and Johnson.  The Pension Plan continues in effect for certain other salaried employees.  Assumptions used to determine the pension plan benefits are disclosed in footnote 12 to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.

NONQUALIFIED DEFERRED COMPENSATION

This table includes information related to nonqualified deferred compensation with respect to certain of the Company’s named executive officers.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)	Aggregate withdrawals / distributions ($)	Aggregate balance at last FYE ($)
Steven B. Lapin	-	-	-	-	1,129,037 (1)

W. Phillip Niemeyer	-	61,685	-	-	61,685 (2)

Dean T. Johnson	-	22,508	-	-	22,508 (2)

H. William Smith	-	-	-	-	-

(1)   On December 28, 2006, the Company assumed the obligations of IHC under the Retirement Agreement.  Pursuant to the terms of the Retirement Agreement, Mr. Lapin is entitled to receive a cash payment of $1,174,750 on September 3, 2007, or at the termination of his employment with the Company prior to September 3, 2007 in an amount set forth in a time-adjusted payment schedule.  IHC paid the Company $1,129,037 in connection with the assignment of the Retirement Agreement.  Because the Company assumed the obligation under the Retirement Agreement on December 28, 2006, no expense for accrued benefit thereunder was incurred by the Company in 2006.

Following the assignment of the Retirement Agreement, the Company and Mr. Lapin entered into Amendment No. 1 to the Retirement Agreement whereby its term was extended until September 3, 2010, and the total potential payment thereunder was increased to $1,399,146, based on additional years of service to the Company by Mr. Lapin.

(2)   On February 22, 2006, following the freezing of the Pension Plan, the Company entered into the SERPA with Messrs. Niemeyer and Johnson.  The SERPA, which are effective as of January 1, 2006, provide certain retirement benefits based upon Messrs. Niemeyer’s and Johnson’s average annual wages and years of service (as defined in the SERPA).  Benefits under the SERPA generally accrue from the effective date thereof through the earlier of Messrs. Niemeyer’s and Johnson’s retirement, disability or termination of employment with the Company.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable to Messrs. Niemeyer and Johnson under the Pension Plan.

COMPENSATION OF DIRECTORS

Each of the four independent members of the Board of Directors, Messrs. Harkavy, Lahey, Tatum and Whritner, received an annual retainer of $10,000 in the year ended December 31, 2006.  The Chairperson of the Audit Committee, Mr. Tatum, received an additional annual retainer of $5,000.  In addition to the retainer, the independent members of the Board of Directors received $500 for each board or committee meeting attended.

Non-employee directors are eligible to receive grants of stock options under the 2002 Plan.  The 2002 Plan provides for the automatic grant of non-qualified options to non-employee directors.  Each non-employee director, upon first being elected to the Board of Directors, receives an option to purchase 2,500 shares of Common Stock, which will vest one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors.  Additionally, the 2002 Plan provides for a grant to each non-employee director on the date of such director’s reelection (provided that such director has served since such director’s initial election) of an option to purchase 500 shares of Common Stock, which will vest one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors.

DIRECTOR COMPENSATION

The table below summarizes compensation paid to the Company’s directors during the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($) (8)
Ira R. Harkavy (1)	13,000	-	4,620	-	-	-	17,620
John L. Lahey (2)	53,667	-	4,620	-	-	-	58,287
Steven B. Lapin (3)	-	-	-	-	-	-	-
Donald T. Netter (4)	-	-	-	-	-	-	-
Edward Netter (4)	-	-	-	-	-	-	-
James G. Tatum (5)	61,667	-	4,620	-	-	-	66,287
Roy T.K. Thung (4)	-	-	-	-	-	-	-
John A. Whritner (6)	55,167	-	4,620	-	-	-	59,787

(1)

Includes $10,000 as payment of the annual director retainer, and $3,000 for attendance at regular meetings of the Board of Directors and standing committees thereof.

(2)

Includes $10,000 as payment of the annual director retainer, $5,500 for attendance at regular meetings of the Board of Directors and standing committees thereof, and $38,167 for service as a member of the special committee of the Board of Directors (the “Special Committee”) that was appointed to consider the Geneve proposal referred to in Item 13 “Related Party Transactions” of this Form 10-K/A.

(3)

As President and Chief Operating Officer of the Company, Mr. Lapin is not entitled to any compensation as a member of the Board of Directors.

(4)      Messrs. Donald Netter, Edward Netter and Thung, due to their positions with Geneve, elected to waive their rights to compensation as directors of the Company for the year ended December 31, 2006.

(5)

Includes $10,000 as payment of the annual director retainer, $5,000 for service as the chairperson of the Audit Committee, $7,500 for attendance at regular meetings of the Board of Directors and standing committees thereof, and $39,167 for service as a member of the Special Committee.

(6)

Includes $10,000 as payment of the annual director retainer, $6,000 for attendance at regular meetings of the Board of Directors and standing committees thereof,  and $39,167 for service as a member of the Special Committee.

(7)

Represents the compensation costs for financial reporting purposes for the year ended December 31, 2006 under Statement of Financial Accounting Standards No. 123R, Share-Based Payment.  Directors Harkavy, Lahey, Tatum and Whritner held awarded options to purchase shares of the Company’s Common Stock in the aggregate amounts of  3,000, 2,500, 4,500 and 3,000, respectively, as of December 31, 2006.

(8)

The Company reimburses all directors for out-of pocket expenses incurred in connection with attendance at Board and committee meetings.  The amount of such reimbursement is not included in this column.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Harkavy, Tatum and Whritner are the current members of the Compensation Committee.  No member of the Compensation Committee has ever been an officer or employee of the Company.  During 2006, (i) no executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Compensation Committee; and (ii) no executive officer of the Company served as a member of a compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2007 regarding beneficial ownership of the Company’s Common Stock and Series I Preferred Stock by:

•

each person who owns more than 5% of the outstanding voting shares of any class of the Company’s securities;

•

each individual who is a director of the Company;

•

the President and Chief Operating Officer of the Company (the Company’s principal executive officer) and the Named Officers; and

•

all executive officers and directors of the Company as a group.

Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares.  None of the shares held by the persons listed below has been pledged as security.

5% Stockholders, Directors and Executive Officers	Number of Shares of Voting Stock Beneficially Owned		Voting Power(1)
5% Stockholders:
Geneve Corporation(2)	16,084,406		90.2%

Directors:
Ira R. Harkavy	2,500	(3)	*
John L. Lahey	12,796	(4)	*
Steven B. Lapin	452,940	(5)	2.4%
Donald T. Netter	50,450	(6)	*
Edward Netter	16,084,406	(7)	90.2%
James G. Tatum	20,929	(8)	*
Roy T.K. Thung	-	(9)	*
John A. Whritner	2,500	(10)	*

Named Officers (excluding Mr. Lapin):
Dean T. Johnson	52,300	(11)	*
W. Phillip Niemeyer	111,425	(12)	*
Brian R. Schlier	15,000	(13)	*
H. William Smith	52,000	(14)	*

All Executive Officers and Directors as a Group (12 persons)	16,857,246		91.0%

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

(3)

Consists of 2,500 shares of Common Stock subject to options granted to Mr. Harkavy which are exercisable within 60 days after March 31, 2007.

(4)

Consists of 5,898 shares of Common Stock, 4,898 shares of Series I Preferred Stock, and 2,000 shares of Common Stock subject to options granted to Mr. Lahey which are exercisable within 60 days after March 31, 2007.

(5)

Consists of 20,665 shares of Common Stock, 32,275 shares of Series I Preferred Stock, and 400,000 shares of Common Stock subject to options granted to Mr. Lapin which are exercisable within 60 days after March 31, 2007.  Does not include any shares beneficially owned by Geneve.

(6)

Consists of 50,450 shares of Series I Preferred Stock.  Does not include any shares beneficially owned by Geneve.

(7)

Consists of 16,054,971 shares of Common Stock and 29,435 shares of Series I Preferred Stock beneficially owned by Geneve.  Mr. Netter disclaims beneficial ownership of these shares.

(8)

Consists of 11,929 shares of Common Stock and 3,000 shares of Series I Preferred Stock held by Mr. Tatum directly, 2,000 shares of Common Stock held by his wife, and 4,000 shares of Common Stock subject to options granted to Mr. Tatum which are exercisable within 60 days after March 31, 2007.  Mr. Tatum disclaims beneficial ownership of the shares held by his wife.

(9)

Does not include any shares beneficially owned by Geneve.

(10)

Consists of 2,500 shares of Common Stock.

(11)

Consists of 2,300 shares of Series I Preferred Stock, and 50,000 shares of Common Stock subject to options granted to Mr. Johnson which are exercisable within 60 days after March 31, 2007.

(12)

Consists of 11,425 shares of Series I Preferred Stock, and 100,000 shares of Common Stock subject to options granted to Mr. Niemeyer which are exercisable within 60 days after March 31, 2007.

(13)

Consists of 15,000 shares of Common Stock subject to options granted to Mr. Schlier which are exercisable within 60 days after March 31, 2007.  Does not include any shares beneficially owned by Geneve.

(14)

Consists of 2,000 shares of Common Stock, and 50,000 shares of Common Stock subject to options granted to Mr. Smith which are exercisable within 60 days after March 31, 2007.  Does not include any shares beneficially owned by Geneve.

Information concerning securities authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

The Company reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  The Company’s legal and accounting staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions and then determining, based on facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in Company’s Annual Report on Form 10-K or in its proxy statement.  In addition, the Audit Committee reviews and approves or ratifies any related party transaction as required by the relevant Nasdaq requirements.

As set forth in the Audit Committee Charter, and as a matter of practice, the Audit Committee considers the following items in its review of related party transactions:

•

The nature of the related person’s interest in the transaction;

•

The material terms of the transaction, including, without limitation, the amount and type of transaction:

•

The importance of the transaction to the related person;

•

The importance of the transaction to the Company;

•

Whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•

Any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee called to consider such transaction.

Related Party Transactions

The Company and Geneve operate under cost-sharing arrangements pursuant to which certain administrative items, such as certain executive officer compensation and benefits, are allocated between the companies.  During 2006, the Company accrued and paid to Geneve approximately $.9 million under such arrangements.  Included in these amounts is consideration paid by the Company to Geneve for the Company’s use of office space at Geneve’s corporate headquarters.  In addition, certain directors, officers and/or employees of the Company or its subsidiaries, who are also directors, officers and/or employees of Geneve, received compensation and benefits from Geneve for services rendered thereto since January 1, 2006.

The Company (including certain qualifying domestic subsidiaries) is included in the Federal income tax return and certain State income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with Geneve, and payments for Federal and certain State income taxes are made to Geneve.  The Company made income tax payments to Geneve under such arrangement of $.7 million in 2006.

In fiscal 2005, the Company invested $8.2 million in an investment limited partnership.  No additional amounts were invested in  the limited partnership in 2006.  At December 31, 2006, the value of the Company’s investment in the limited partnership was $14.6 million.  The general partner of the limited partnership is an affiliate of the Company.  The funds invested in the limited partnership are managed exclusively by a non-affiliate of the Company.  None of the Company's affiliates received material compensation in connection with such investment activities.

On May 22, 2006, the Company received a proposal from Geneve to acquire in a merger transaction (i) the balance of the outstanding shares of Common Stock for a cash purchase price of $8.06 per share, and (ii) all of the outstanding shares of Series I Preferred Stock for a cash purchase price of $8.25 per share plus accrued and unpaid dividends to the closing date.  At the request of Geneve, the Board of Directors of the Company established the Special Committee composed of the Company’s independent directors solely to consider Geneve’s proposal.  Despite extensive efforts, Geneve and the Special Committee were unable to reach agreement; as a result, on September 18, 2006, Geneve withdrew its proposal.

        The Audit Committee has reviewed and approved or ratified the foregoing transactions.

Director Independence

        The Company’s Board of Directors has determined that each of Messrs. Harkavy, Lahey, Tatum and Whritner is an independent director pursuant to the definition of “independent director” under Nasdaq Marketplace Rule 4200(a)(15).

        The Company qualifies as a “controlled company” as defined in Rule 4350(c)(5) of the Nasdaq Marketplace Rules because more than 50% of the Company’s voting power is held by Geneve.  Therefore, the Company is not subject to the requirements of Rule 4350(c) that would otherwise require the Company to have (i) a majority of independent directors on the Board of Directors; (ii) compensation of the Company’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iii) director nominees selected, or recommended for the Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors; and (iv) adopted a formal written charter or board resolution addressing the nomination process and related matters.

        In light of Geneve’s voting power, the Board of Directors has determined that the Board of Directors, rather than a nominating committee, is the most appropriate body for identifying director candidates and selecting nominees to be presented at the annual meeting.  The Board of Directors seeks candidates who will bring outstanding business experience that will benefit all of the stockholders of the Company.  The Board of Directors has further determined that a policy with respect to consideration of candidates recommended by security holders would not be appropriate.

Committees of the Board of Directors

        The Board of Directors has an Executive Committee, an Audit Committee, an Investment Committee and a Compensation Committee.  The Executive Committee and the Audit Committee were established in June 2002, immediately following the Merger.  The Compensation Committee was established in January 2004 and the Investment Committee was established in June 2004.  The Executive Committee is comprised of one independent director, one non-employee director and one employee director.  Each of the Audit Committee and the Compensation Committee is comprised exclusively of independent directors.  The Investment Committee is comprised of two independent directors and one non-employee director.  The Company does not have a standing nominating committee or a nominating committee charter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional services billed to the Company in the years ended December 31, 2006 and 2005 by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm.

	2006	2005

Audit fees (1)	$298,100	$217,500
Audit related fees (2)	22,000	26,000
Tax fees (3)	-	11,000
All other fees	-	-
	$320,100	$254,500

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

(2)

Audit related fees consist of fees billed to the Company by KPMG for professional services for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements for 2006 and 2005.  These services include employee benefit plan audits.

(3)

Tax fees consist of fees billed to the Company by KPMG for professional services for tax compliance, tax advice and tax planning.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Audit Committee approved and adopted pre-approval policies and procedures for non-audit services proposed to be performed by the Company’s independent auditors.  The policies and procedures were implemented in 2002.  Departmental requests for non-audit services are reviewed by management and are forwarded to the Chairperson of the Audit Committee for pre-approval.  In addition, the Audit Committee reviewed the professional fees billed by KPMG, and determined that the provision of non-audit services was compatible with the maintenance of the auditors’ independence.  All non-audit services billed to the Company by KPMG in 2006 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1(i)

Amended and Restated Certificate of Incorporation of The Aristotle Corporation, incorporated herein by reference to Exhibit 3.1 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

3.2(ii)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
4.1

Amended and Restated Certificate of Incorporation of The Aristotle Corporation and Amended and Restated Bylaws filed as Exhibits 3.1 and 3.2 are incorporated into this item by reference.  See Exhibit 3.1 and Exhibit 3.2 above.

10.1*

The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan, incorporated herein by reference to Exhibit 10.1 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.2*

Form of Non-Qualified Stock Option Agreement (for employees, directors and consultants), incorporated herein by reference to Exhibit 10.2 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.3*

Form of Incentive Stock Option Agreement (for employees), incorporated herein by reference to Exhibit 10.3 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.4*	The Aristotle Corporation 1997 Employee and Director Stock Plan, incorporated herein by reference to The Aristotle Corporation’s Registration Statement on Form S-8 dated December 10, 1997.
10.5

Exchange Agreement, dated as of November 27, 2001, between The Aristotle Corporation and Geneve Corporation, incorporated herein by reference to Exhibit 10 of The Aristotle Corporation’s Current Report on Form 8-K dated November 30, 2001.

10.6*

Form of Letter Agreement, dated May 24, 2002, between The Aristotle Corporation and non-employee directors regarding the ability to exercise certain stock options, incorporated herein by reference to Exhibit 10.14 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2002.

10.7

Credit Agreement dated as of October 15, 2003 among The Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner, incorporated herein by reference to Exhibit 10.1 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2003.

10.8

Letter Agreement dated as of June 4, 2004 among The Aristotle Corporation, the lenders party thereto from time to time, Bank One, NA as Agent and Letter of Credit Issuer and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner incorporated herein by reference to Exhibit 10.8 of The Aristotle Corporation’s Annual Report on Form on 10-K for the fiscal year ended December 31, 2004.

10.9

AIA Document A191-Standard Form of Agreement Between Owner and Design/Builder dated as of May 16, 2005 by and between Simulaids, Inc. and Kingston Equipment Rental, Inc., incorporated herein by reference to Exhibit 10.10 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2005.

10.10

Building Loan Agreement dated as of July 1, 2005 by and between Simulaids, Inc. and M&T Real Estate Trust, incorporated herein by reference to Exhibit 10.11 of The Aristotle Corporation’s Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2005.

10.11*

Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and W. Phil Niemeyer incorporated by reference to Exhibit 10.11 of The Aristotle Corporation’s Current Report on Form 8-K dated February 22, 2006.

10.12*

Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and Dean T. Johnson incorporated by reference to Exhibit 10.12 of The Aristotle Corporation’s Current Report on Form 8-K dated February 22, 2006..

10.13*

Assignment and Assumption Agreement dated December 28, 2006 by and between Independence Holding Company, The Aristotle Corporation and Steven B. Lapin, incorporated by reference to Exhibit 10.13 of The Aristotle Corporation’s Current Report on Form 8-K dated January 3, 2007.

10.14*

Retirement Benefit Agreement dated September 30, 1991 between Independence Holding Company and Steven B. Lapin, incorporated by reference to Exhibit 10.14 of The Aristotle Corporation’s Current Report on Form 8-K dated January 3, 2007.

10.15*

Amendment No. 1 dated December 28, 2006 to Retirement Benefit Agreement between The Aristotle Corporation and Steven B. Lapin, incorporated by reference to Exhibit 10.15 of The Aristotle Corporation’s Current Report on Form 8-K dated January 3, 2007.

14.1

Code of Ethics for Principal Executive Officer and Senior Financial Officers, incorporated herein by reference to Exhibit 14.1 of The Aristotle Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.

14.2	Corporate Code of Business Conduct and Ethics, incorporated herein by reference to Exhibit 14.2 of The Aristotle Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.
21	Subsidiaries of the Company.**
23	Consent of Independent Registered Public Accounting Firm.**
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report.  See page 56 of the Annual Report on Form 10-K of which this Exhibit Index is a part.**

31.1	Rule 13a-14(a)/15d-14(a) Certifications.***
31.2	Rule 13a-14(a)/15d-14(a) Certifications.***
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*** 16

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.**
99.2	Charter of the Compensation Committee of the Company***

*

This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

**

Filed with the registrant’s Form 10-K, dated April 2, 2007.

***

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 27, 2007

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  April 27, 2007

/s/ Dean T. Johnson

Dean T. Johnson

Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	April 27, 2007
Steven B. Lapin

*	Director	April 27, 2007
Ira R. Harkavy

*	Director	April 27, 2007
John L. Lahey

*	Director	April 27, 2007
Donald T. Netter

*	Director	April 27, 2007
Edward Netter

*	Director	April 27, 2007
James G. Tatum

*	Director	April 27, 2007
Roy T.K. Thung

*	Director	April 27, 2007
John A. Whritner

* By: /s/ Steven B. Lapin

Steven B. Lapin

Attorney-in-Fact

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Charter of Compensation Committee of the Company