Form 10-Q
period 2007-03-31
ARISTOTLE CORP
filed 2007-05-11
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 11, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes [  ] No [X]

As of May 8, 2007, 17,296,484 shares of Common Stock, 1,100,122 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited),
	December 31, 2006 and March 31, 2006 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three Months
	ended March 31, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three
	Months ended March 31, 2007 and 2006 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$2,013	5,814	1,999
Investments	14,958	14,586	13,258
Accounts receivable, net	19,557	15,458	19,381
Inventories	39,609	37,487	38,222
Prepaid expenses and other	6,581	8,123	7,013
Deferred income taxes	2,774	4,051	9,501
Total current assets	85,492	85,519	89,374

Property, plant and equipment, net	26,357	25,426	23,045

Goodwill	13,890	13,860	13,872
Deferred income taxes	8,188	8,188	2,712
Other assets	311	328	373
Total assets	$134,238	133,321	129,376

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$288	287	589
Trade accounts payable	8,495	9,440	9,704
Accrued expenses	5,613	6,729	4,505
Income taxes	821	1,478	125
Accrued dividends payable	-	2,159	-
Total current liabilities	15,217	20,093	14,923

Long-term debt, less current installments	14,913	11,985	31,268
Long-term pension obligations	4,653	4,469	858
Other long-term accruals	2,397	2,383	-

Stockholders’ equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,100,122
shares issued and outstanding	6,601	6,601	6,601
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,282,084,
17,248,284 and 17,257,896 shares issued and outstanding at
March 31, 2007, December 31, 2006 and March 31, 2006,
respectively	173	172	173
Additional paid-in capital	3,294	3,106	3,219
Retained earnings	22,417	20,057	6,693
Accumulated other comprehensive loss	(1,187)	(1,305)	(119)
Total stockholders’ equity	97,058	94,391	82,327
Total liabilities and stockholders’ equity	$134,238	133,321	129,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$48,224	46,164
Cost of sales	29,261	28,565
Gross profit	18,963	17,599

Selling and administrative expense	11,627	11,082
Earnings from operations	7,336	6,517

Other (expense) income:
Interest expense	(326)	(447)
Other, net	351	405
	25	(42)
Earnings before income taxes	7,361	6,475

Income taxes:
Current	1,523	722
Deferred	1,319	1,792
	2,842	2,514
Net earnings	4,519	3,961

Preferred dividends	2,159	2,159
Net earnings applicable to common stockholders	$2,360	1,802

Earnings per common share:
Basic	$.14	.10
Diluted	$.13	.10

Weighted average common shares outstanding:
Basic	17,266,573	17,249,302
Diluted	17,536,665	17,494,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$4,519	3,961
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	441	435
Stock option compensation	24	40
Earnings in equity method investment	(372)	(402)
Excess tax benefits from stock-based compensation	(42)	(12)
Deferred income taxes	1,319	1,792
Change in assets and liabilities:
Accounts receivable	(4,099)	(4,851)
Inventories	(2,123)	(2,643)
Prepaid expenses and other	1,565	1,013
Other assets	(39)	(43)
Trade accounts payable	(1,163)	691
Accrued expenses and other liabilities	(1,273)	(1,305)
Net cash used in operating activities	(1,243)	(1,324)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,333)	(1,124)
Net cash used in investing activities	(1,333)	(1,124)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,000	6,933
Principal payments on long-term debt	(72)	(32)
Proceeds from issuance of stock under stock option plans	165	61
Preferred dividends paid	(4,318)	(4,318)
Net cash provided by (used in) financing activities	(1,225)	2,644

Net increase (decrease) in cash and cash equivalents	(3,801)	196

Cash and cash equivalents at beginning of period	5,814	1,803
Cash and cash equivalents at end of period	$2,013	1,999

Supplemental cash flow information:
Cash paid during periods for:
Interest	$224	426
Income taxes	$2,215	777

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at March 31, 2007.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2007 and 2006 and results of operations and cash flows for the three months ended March 31, 2007 and 2006, as applicable, have been made.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

4.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”),  which allows an entity to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected to apply the provisions of SFAS No. 157, FairValue Measurements.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company does not expect the adoption of SFAS No. 159 to have any impact on the Company’s financial position or results of operations.

In June 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation (“Issue No. 06-3”).  The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added, and some excise taxes.  Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (exclude from revenues and costs) basis is an accounting policy decision that should be disclosed.  The Company reports revenues net of sales taxes in the results of operations for the current period as well as prior interim and annual reporting periods.  Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  Adoption of Issue No. 06-3 did not have any impact on the Company’s financial statements at March 31, 2007 and for the three months then ended.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R) (“SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in SFAS No. 87, SFAS No. 88, and SFAS No. 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. The Company was required to adopt SFAS No. 158 as of December 31, 2006.   The adoption of SFAS No. 158 did not have a material impact on the Company’s financial statements at March 31, 2007 and for the three months then ended.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements at March 31, 2007 and for the three months then ended.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“Interpretation No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  The Company does not have any uncertain income tax positions or unrecognized tax benefits at the date of adoption and, as such, the adoption did not have any impact on the Company’s financial position or results of operations.  The Company and its qualifying domestic subsidiaries are included in the Federal income tax return and certain state income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with a tax sharing agreement with Geneve and payments for Federal and certain state income taxes are made to Geneve.  The Internal Revenue Service is currently auditing Geneve’s consolidated 2004 and 2005 Federal income tax returns, which include the Company.  The Company anticipates that this examination will be completed within the next twelve months.  The Company believes that it has made adequate provision for all income tax positions, such that the outcome of any issues or claims will not result in a material change in the Company’s financial position or results of operations.

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

Shares of Common Stock available for issue upon conversion of the 1,100,122 shares of Series I Preferred Stock outstanding at March 31, 2007 and 2006 were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

6.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  No additional amounts were invested during each of the three months ended March 31, 2007 and 2006.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  For each of the three months ended March 31, 2007 and 2006, equity earnings amounted to $.4 million.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

7.

Inventories

The classification of inventories is as follows (in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006

Raw materials	$7,370	6,281	5,522
Work in process	1,662	1,552	1,246
Finished goods	31,882	30,935	32,900
Less inventory reserves	(1,305)	(1,281)	(1,446)
Net inventories	$39,609	37,487	38,222

8.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the three months ended March 31 are as follows (in thousands):

	2007	2006
Balance at January 1	$94,391	80,446
Net earnings	4,519	3,961
Exercise of stock options, including related
tax benefit of $42 and $12 for 2007
and 2006, respectively	165	61
Stock option compensation	24	40
Other comprehensive earnings:
Foreign currency translation adjustment	118	(22)
Preferred dividends	(2,159)	(2,159)
Balance at March 31	$97,058	82,327

Comprehensive earnings for the three months ended March 31 are as follows (in thousands):

	2007	2006
Net earnings	$4,519	3,961
Foreign currency translation adjustment	118	(22)
Comprehensive earnings	$4,637	3,939

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

A summary of option activity during the three months ended March 31, 2007 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2006	750,675	$3.55
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	(33,800)	3.65
Outstanding at March 31, 2007	716,875	3.55	.57	$4,732
Exercisable at March 31, 2007	700,375	3.47	.52	4,676

No options were granted during each of the three months ended March 31, 2007 and 2006.  The intrinsic value of options exercised during each of the three months ended March 31, 2007 and 2006 totaled less than $.1 million.  Cash received from option exercises for each of the three months ended March 31, 2007 and 2006 totaled $.1 million and less than $.1 million, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

 (Unaudited)

A summary of the status of the Company’s nonvested options at March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

		Weighted
		Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2006	21,334	$4.55
Granted	-	-
Vested	(4,834)	4.53
Forfeited	-	-
Nonvested at March 31, 2007	16,500	4.56

At March 31, 2007, there were approximately $.1 million of total unrecognized compensation costs related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings in 2007.  The total fair value of options vested during the three months ended March 31, 2007 was less than $.1 million.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million for each of the three months ended March 31, 2007 and 2006.

10.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company did not contribute to the pension plan for the three months ended March 31, 2007.  The Company contributed $.2 million to the pension plan for the three months ended March 31, 2006.  The Company expects to contribute $1.0 million to the pension plan in 2007.

The following table presents the components of net periodic benefit cost for the three months ended March 31 (in thousands):

	2007	2006

Service cost	$77	88
Interest cost	201	223
Expected return on plan assets	(193)	(236)
Amortization of prior service cost	(1)	(1)
Recognized net actuarial loss	100	104
Net periodic benefit cost	$184	178

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

The following table presents segment information for the three months ended March 31 (in thousands):

	2007	2006
Net sales:
Educational	$39,847	37,977
Commercial	8,377	8,187
Net sales	$48,224	46,164
Gross profit:
Educational	$16,598	15,228
Commercial	3,400	3,360
Other costs of sales	(1,035)	(989)
Gross profit	$18,963	17,599

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of March 31, 2007, December 31, 2006 and March 31, 2006 (in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Identifiable assets:
Educational	$67,031	66,102	64,504
Commercial	5,762	5,929	6,245
Other corporate assets	61,445	61,290	58,627
Identifiable assets	$134,238	133,321	129,376

Educational assets include $13.9 million of goodwill at each of March 31, 2007, December 31, 2006 and March 31, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three months ended March 31, 2007:

▪

increase in net sales of 4.5% in the first quarter of 2007, as compared to the same period in 2006;

▪

increase in gross profit of 7.8% in the first quarter of 2007, as compared to the same period in 2006;  the gross profit margin increased to 39.3% in 2007 from 38.1% for the comparable period in 2006;

▪

increase of 13.7% in earnings before income taxes to $7.4 million in the first quarter of 2007, as compared to the same period in 2006;

▪

increase of 14.1% in net earnings to $4.5 million in the first quarter of 2007, as compared to the same period in 2006; 30% increase in diluted earnings per common share to $.13 in the first quarter of 2007 from $.10 in the comparable period in 2006;

▪

cash retained in the Company due to utilization of remaining Federal net operating tax loss carryforwards (NOL’s) amounted to $1.3 million in the first quarter of 2007, as compared to cash retained of $1.8 million in the comparable period in 2006, as a result of utilization of NOL’s in the prior year;

▪

EBITDA(1) increase of 11.9% to $7.8 million in the first quarter of 2007, as compared to the same period in 2006;

▪

semi-annual dividend payments on March 31, 2007 totaling $4.3 million on the Company’s Series I Preferred Stock and Series J Preferred Stock, of which, $2.2 million was accreted during the first quarter of 2007; and

▪

relocation of the Nasco plastics operations to a new 60,000 square foot manufacturing facility.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three months ended March 31, 2007 and 2006 and (ii) the percentage change in those reported items between the comparable quarterly periods in 2007 and 2006:

	% of Net Sales		Balance
	2007	2006	% Change

Net sales	100.0%	100.0%	4.5%
Cost of sales	60.7	61.9	2.4
Gross profit	39.3	38.1	7.8

Selling and administrative expense	24.1	24.0	4.9
Earnings from operations	15.2	14.1	12.6

Other (expense) income:
Interest expense	(.7)	(1.0)	(27.1)
Other, net	.7	.9	(13.3)
	(.0)	(.1)	.0
Earnings before income taxes	15.2	14.0	13.7

Income taxes
Current	3.2	1.6	110.9
Deferred	2.7	3.9	(26.4)
	5.9	5.5	13.0
Net earnings	9.3%	8.5%	14.1

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

	2007	2006

Net earnings	$4,519	3,961
Add:
Income taxes	2,842	2,514
Interest expense	326	447
Other expense (income)	(351)	(405)
Depreciation and amortization	441	435
EBITDA	$7,777	6,952

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company is subject to seasonal influences with peak levels occurring in the second and third quarters of the fiscal year primarily due to increased educational shipments coinciding with the start of the new school years in the Fall.  As a result, the Company typically recognizes approximately 65% of its annual net earnings in the second and third quarters of its fiscal year.  Inventory levels increase in March through June in anticipation of the peak shipping season.  The majority of shipments are made between June and August and the majority of cash receipts are collected from August through October.

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold and general economic conditions.  Results for any quarter are not indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Net Sales

Net sales for the first quarter of 2007 increased 4.5% to $48.2 million from $46.2 million for the comparable period in 2006.  Sales growth was achieved in U.S domestic markets, offsetting a 16% decline in sales in Canada compared to the 2006 first quarter which resulted from fluctuations in Canadian provincial funding for K-12 curricula.

Net sales for the educational segment, totaling $39.8 million, increased 4.9% in the first quarter of 2007 from $38.0 million in the comparable period in 2006.  The commercial segment recorded net sales of $8.4 million for the first quarter of 2007, increasing 2.3% from $8.2 million in the first quarter of 2006.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines.

Gross Profit

Gross profit for the first quarter of 2007 increased 7.8% to $19.0 million from $17.6 million in 2006.  The increase in gross profit for the first quarter of 2007 is attributable to (i) the 4.5% increase in net sales, and (ii) growth in net sales of higher-margin proprietary product lines.  The gross profit margin increased to 39.3% for the first quarter of 2007 from 38.1% for the comparable period in 2006.  The gross margin improvement is supported by the sales strength of the Company’s proprietary product lines.

The educational segment gross profit for the first quarter of 2007 increased 9.0% to $16.6 million from $15.2 million for the comparable period in 2006.  The educational segment gross profit margin increased to 41.7% in the first quarter of 2007 from 40.1% in the first quarter of 2006.  The increase in the educational segment gross profit margin is primarily attributable to sales growth of certain proprietary items.  In addition, production costs improved at Simulaids as its new manufacturing facility was fully operational during the entire first quarter of 2007, whereas production commenced in the middle of the first quarter of 2006.  The commercial segment gross profit for the first quarter of 2007 increased 1.2% to $3.4 million compared to the first quarter of 2006.  The commercial segment yielded a gross profit margin of 40.6% in the first quarter of 2007, as compared to 41.0% in first quarter of 2006.  The modest change in the commercial segment gross profit margin is primarily attributable to changes in sales mix.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2007 increased 4.9% to $11.6 million from $11.1 million in the comparable period in 2006.  As a percent of net sales, selling and administrative expenses amounted to 24.1% for the first quarter of 2007, as compared to 24.0% in the first quarter of 2006.  Expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the first quarter of 2007 were primarily impacted by the following: (i) an increase in salaries and wages of $.3 million, or 5.0%, as a result of increases in annual employee compensation and the number of employees; and (ii) an increase in group health care costs by 16.2%, or $.2 million.

The Company recorded less than $.1 million in compensation expense for each of the first quarters of 2007 and 2006 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for each of the first quarters of 2007 and 2006.

Interest Expense

Interest expense for the first quarter of 2007 decreased 27.1% to $.3 million from $.4 million for the first quarter of 2006.  The decrease in interest expense is principally due to the decrease in the average balance outstanding on the primary line of credit to $6.3 million compared to $21.2 million in the first quarter of 2006.  Interest expense of $.1 million in the first quarter of 2007 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

The Company’s credit agreements assessed interest at a weighted average rate of 6.8%, 6.8% and 6.3% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

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

The income tax provision for the first quarter of 2007 was $2.8 million versus $2.5 million for the comparable period in 2006.  These tax provisions reflect effective tax rates of 38.6% and 38.8% for the first quarters of 2007 and 2006, respectively.  For each of the first quarters of 2007 and 2006, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal benefit, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  $1.3 million and $1.8 million of cash from operations was retained in the Company primarily as a result of the utilization of NOL’s during the three months ended March 31, 2007 and 2006, respectively.  In the first quarter of 2007, the Company generated Federal taxable income in an amount sufficient to utilize the remaining balance of NOL’s, thereby providing the Company with a Federal tax benefit of $1.3 million.  In future quarters, the Company will no longer have its historical NOL’s to utilize; thus, the Company will utilize cash to pay its Federal income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had working capital of $70.3 million, increasing from $65.4 million at December 31, 2006.  At March 31, 2006, the Company had working capital of $74.5 million.  Cash and cash equivalents decreased $3.8 million in the first quarter of 2007, ending the period at $2.0 million.  Cash and cash equivalents increased $.2 million in the first quarter of 2006, ending the period at $2.0 million.  The decrease in the generation of cash and cash equivalents during the first quarter of 2007 as compared to the same period in 2006 is primarily due to the following activities:

▪

The Company used cash of $1.2 million for operations during the first quarter of 2007 compared to $1.3 million for the comparable period of 2006.  The decrease in cash used in operations in the first quarter of 2007 compared to the first quarter of 2006 was principally the result of a $.6 million increase in net earnings, offset by a $.5 million decline in deferred income tax benefits realized from the utilization of NOL’s to $1.3 million in the first quarter of 2007 compared to $1.8 million in the first quarter of 2006.

The changes in current assets and liabilities are typical for the first quarter of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $1.3 million for investing activities in the first quarter of 2007, compared to $1.1 million in the first quarter of 2006.  In the first quarter of 2007, the Company used cash of $.8 million to fund a portion of the construction of a new 60,000 square foot facility for Nasco’s plastics operations.  In the first quarter of 2006, the Company used $.5 million to fund a portion of the construction of a new 80,000 square foot office and manufacturing facility for the Company’s Simulaids operations.  The Company began operations at Nasco’s new plastics facility in the first quarter of 2007.  At March 31, 2007, the Company had recorded aggregate construction costs of $3.5 million.  The final construction costs of the new facility will be approximately $3.8 million.  The Company is funding the construction costs through its working capital.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.5 million and $.6 million in the first quarters of 2007 and 2006, respectively.

▪

Financing activities used cash of $1.3 million in the first quarter of 2007, compared to providing cash of $2.6 million for the comparable period in 2006.  In the first quarter of 2007, proceeds from borrowings under the Company’s primary credit facility of $3.0 million was due to seasonal working capital requirements, including the payment of the Preferred Stock cash dividends on March 31, 2007.  In the first quarter of 2006, the net principal proceeds from debt of $6.9 million were due to the following: (i) increase of $6.0 million in the amounts outstanding on the Company’s primary credit facility due to seasonal working capital requirements; and (ii) cash proceeds of $.9 million from the borrowings made under the construction loan related to the new Simulaids facility.

The Company paid dividends of $4.3 million in each of the first quarters of 2007 and 2006 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At March 31, 2007, the weighted average interest rate on this debt was 6.7%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of 6.7%.  Such rate commitments expire on various dates through May 23, 2007.  Such rates are renewable by the Company during the term of the credit agreement for interest periods of one to six months.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of March 31, 2007.

In 2007, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to be $1.5 million.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the first quarters of 2007 and 2006.

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

Deferred Income Taxes - At March 31, 2007, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of $10.9 million.  The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income.

Goodwill - The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination.  The Company evaluated its goodwill at December 31, 2006, and determined that there was no impairment of goodwill.

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

Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers.  The point of shipment is typically from one of the Company’s distribution centers or, on occasion, a vendor’s location as a drop shipment.  All drop shipment sales are recorded at gross selling price as the Company acts as principal in the transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and debt.  As described below, credit risk, market risk and interest rate risk are the primary sources of risk in the Company’s accounts receivable, investments and debt.

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the first quarters of 2007 and 2006.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2007 by approximately $.3 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average variable debt estimated to be outstanding in 2007.

QUANTITATIVE

The Company’s debt as of March 31, 2007 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$14.9
Weighted average interest rate	6.9%	6.8%
Fair market value	$.3	$14.9

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; (v) the ability of the Company to retain its Federal net operating tax loss carryforward position; and (vi) other factors identified below or in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-K/A, 10-Q and 8-K.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the first quarter of 2007.

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

Date:  May 11, 2007

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  May 11, 2007

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