Form 10-Q
period 2007-06-30
ARISTOTLE CORP
filed 2007-08-13
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 13, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes [  ] No [X]

As of August 10, 2007, 17,929,516 shares of Common Stock, 1,089,183 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited),
	December 31, 2006 and June 30, 2006 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Six
	Months ended June 30, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2007 and 2006 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$7,423	5,814	3,671
Marketable securities	1,910	-	-
Investments	15,423	14,586	13,669
Accounts receivable, net	21,934	15,458	20,898
Inventories, net	45,618	37,487	42,108
Prepaid expenses and other	5,080	8,123	4,896
Deferred income taxes	2,680	4,051	7,088
Total current assets	100,068	85,519	92,330

Property, plant and equipment, net	26,839	25,426	23,215

Goodwill	14,185	13,860	14,033
Deferred income taxes	8,188	8,188	2,712
Other assets	332	328	351
Total assets	$149,612	133,321	132,641

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$294	287	599
Trade accounts payable	12,040	9,440	12,362
Accrued expenses	6,743	6,729	5,312
Income taxes	922	1,478	386
Accrued dividends payable	2,157	2,159	2,159
Total current liabilities	22,156	20,093	20,818

Long-term debt, less current installments	15,317	11,985	24,322
Long term pension obligations	4,303	4,469	1,306
Other long-term accruals	2,410	2,383	-

Stockholders’ equity:
Preferred stock, Series I, convertible, voting, 11% cumulative, $6.00 stated value; $.01 par value; 2,400,000 shares authorized, 1,091,565,
1,100,122 and 1,100,122 shares issued and outstanding at June
30, 2007, December 31, 2006 and June 30, 2006, respectively	6,549	6,601	6,601
Preferred stock, Series J, non-voting, 12% cumulative, $6.00 stated value;
$.01 par value; 11,200,000 shares authorized, 10,984,971 shares
issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,903,346,
17,248,284 and 17,269,846 shares issued and outstanding at
June 30, 2007, December 31, 2006 and June 30, 2006, respectively	179	172	173
Additional paid-in capital	6,606	3,106	3,299
Retained earnings	26,360	20,057	10,034
Accumulated other comprehensive earnings (loss)	(28)	(1,305)	328
Total stockholders’ equity	105,426	94,391	86,195
Total liabilities and stockholders’ equity	$149,612	133,321	132,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$56,202	53,481	104,426	99,645
Cost of sales	34,631	33,086	63,892	61,651
Gross profit	21,571	20,395	40,534	37,994

Selling and administrative expense	11,917	11,359	23,544	22,441
Earnings from operations	9,654	9,036	16,990	15,553

Other (expense) income:
Interest expense	(363)	(501)	(689)	(948)
Other, net	412	425	763	830
	49	(76)	74	(118)
Earnings before income taxes	9,703	8,960	17,064	15,435

Income taxes:
Current	2,383	1,033	3,906	1,755
Deferred	1,220	2,427	2,539	4,219
	3,603	3,460	6,445	5,974
Net earnings	6,100	5,500	10,619	9,461

Preferred dividends	2,157	2,159	4,316	4,318
Net earnings applicable to common stockholders	$3,943	3,341	6,303	5,143

Earnings per common share:
Basic	$.23	.19	.36	.30
Diluted	$.23	.19	.36	.29

Weighted average common shares outstanding:
Basic	17,454,704	17,266,513	17,361,153	17,257,955
Diluted	17,487,936	17,516,190	17,392,101	17,503,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$10,619	9,461
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	921	895
Stock option compensation	48	73
Loss on sale of property, plant and equipment	3	-
Earnings in equity method investment	(837)	(813)
Excess tax benefits from stock-based compensation	(1,257)	(24)
Deferred income taxes	2,557	4,219
Change in assets and liabilities:
Accounts receivable	(6,476)	(6,368)
Inventories	(8,131)	(6,529)
Prepaid expenses and other	3,043	3,130
Other assets	(339)	(187)
Trade accounts payable	2,600	3,349
Accrued expenses and other liabilities	271	471
Net cash provided by operating activities	3,022	7,677

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,964)	(1,564)
Proceeds from the sale of plant, property and equipment	6	-
Purchases of marketable securities	(1,910)	-
Net cash used in investing activities	(3,868)	(1,564)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,000	6,933
Principal payments on long-term debt	(3,661)	(6,968)
Proceeds from issuance of stock under stock option plans	3,407	108
Changes in other long-term accruals	27	-
Preferred dividends paid	(4,318)	(4,318)
Net cash used in financing activities	2,455	(4,245)

Net increase in cash and cash equivalents	1,609	1,868

Cash and cash equivalents at beginning of period	5,814	1,803
Cash and cash equivalents at end of period	$7,423	3,671

Supplemental cash flow information
Interest	$495	921
Income taxes	$4,462	1,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at June 30, 2007 and 2006.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2007 and 2006, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006, as applicable, have been made.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

4.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”),  which allows an entity to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected to apply the provisions of SFAS No. 157, Fair Value Measurements.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial position or results of operations, when adopted.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

In June 2006, the FASB ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation (“Issue No. 06-3”).  The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added, and some excise taxes.  Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (exclude from revenues and costs) basis is an accounting policy decision that should be disclosed.  The Company reports revenues net of sales taxes in the results of operations for the current period as well as prior interim and annual reporting periods.  Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  Adoption of Issue No. 06-3 did not have any impact on the Company’s financial statements at June 30, 2007, and for the three and six months then ended.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently reviewing the requirements of SFAS 157 and, at this point, has not determined what impact, if any, SFAS 157 will have on the Company’s financial position or results of operations, when adopted.

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

5.

Marketable Securities

The Company invests in marketable equity securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income within Stockholders’ Equity.

The carrying value of the marketable equity securities at June 30, 2007 was $1.9 million.  Net unrealized loss, net of tax, included in accumulated other comprehensive income was $5.0 thousand at June 30, 2007.

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

Shares of Common Stock available for issue upon conversion of the 1,091,565 and 1,100,122 shares of Series I Preferred Stock outstanding at June 30, 2007 and 2006, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts for the periods then ended.

7.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  No additional amounts were invested during the six months ended June 30, 2007 and 2006.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  Assets in the partnership are carried at fair value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  For the three months ended June 30, 2007 and 2006, equity earnings amounted to $.5 million and $.4 million, respectively.   For each of the six months ended June 30, 2007 and 2006, equity earnings amounted to $.8 million.

8.

Inventories

The classification of inventories is as follows (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

Raw materials	$7,320	6,281	5,852
Work in process	1,758	1,552	1,427
Finished goods	37,898	30,935	36,226
Less inventory reserves	(1,358)	(1,281)	(1,397)
Net inventories	$45,618	37,487	42,108

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

9.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the six months ended June 30 are as follows (in thousands):

	2007	2006
Balance at January 1	$94,391	80,446
Net earnings	10,619	9,461
Exercise of stock options, including related
tax benefit of $1,257 and $24 for 2007
and 2006, respectively	3,407	108
Stock option compensation	48	73
Other comprehensive earnings: Amortization of pension prior service cost and unrecognized net actuarial loss	121	-
Unrealized loss on marketable securities	(5)	-
Foreign currency translation adjustment	1,161	425
Preferred dividends	(4,316)	(4,318)
Balance at June 30	$105,426	86,195

Comprehensive earnings for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$6,100	5,500	10,619	9,461
Amortization of pension prior service cost and unrecognized net actuarial loss	121	-	121	-
Unrealized loss on marketable securities	(5)	-	(5)	-
Foreign currency translation adjustment	1,043	447	1,161	425
Comprehensive earnings	$7,259	5,947	11,896	9,886

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

10.

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

The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 (“2002 Plan”) under which employees, directors and consultants of the Company are eligible to receive nonincentive and incentive options and stock grants of up to 1,500,000 shares of Common Stock.  Options granted under the 2002 Plan generally vest over a three year period and have an exercise term of no longer than five years from the issue date.

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

A summary of option activity during the six months ended June 30, 2007 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2006	750,675	$3.55
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	(649,425)	3.31
Outstanding at June 30, 2007	101,250	5.11	1.46	$590
Exercisable at June 30, 2007	89,584	4.88	1.29	543

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

No options were granted during each of the three and six months ended June 30, 2007 and 2006.  The intrinsic value of options exercised during each of the three months ended June 30, 2007 and 2006 totaled $1.1 million and $.1 million, respectively.  The intrinsic value of options exercised during each of the six months ended June 30, 2007 and 2006 totaled $1.2 million and $.1 million, respectively.  Cash received from option exercises for each of the three months ended June 30, 2007 and 2006 totaled $2.0 million and less than $.1 million, respectively.  Cash received from option exercises for the six months ended June 30, 2007 and 2006 totaled $2.1 million and $.1 million, respectively.

A summary of the status of the Company’s nonvested options at June 30, 2007, and changes during the six months then ended, is presented below:

		Weighted
		Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2006	21,334	$4.55
Granted	-	-
Vested	(9,668)	4.53
Forfeited	-	-
Nonvested at June 30, 2007	11,666	4.58

At June 30, 2007, there was less than $.1 million of total unrecognized compensation costs related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings over a weighted average period of approximately six months.  The total fair value of options vested during each of the three and six months ended June 30, 2007 was less than $.1 million.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million for each of the three months ended June 30, 2007 and 2006.  For each of the six months ended June 30, 2007 and 2006, stock option compensation amounted to less than $.1 million.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

11.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.3 million to the pension plan for the three months ended June 30, 2007.  No contributions were made to the pension plan for the three months ended June 30, 2006.  The Company contributed $.3 million and $.2 million to the pension plan for the six months ended June 30, 2007 and 2006, respectively.  The Company expects to contribute a total of approximately $2.5 million to the pension plan in 2007.

The following table presents the components of net periodic benefit cost for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$76	87	153	175
Interest cost	201	224	402	447
Expected return on plan assets	(194)	(237)	(387)	(473)
Amortization of prior service cost	-	-	(1)	(1)
Recognized net actuarial loss	101	104	201	208
Net periodic benefit cost	$184	178	368	356

12.

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

 (Unaudited)

The following table presents segment information for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Educational	$47,696	45,151	87,543	83,128
Commercial	8,506	8,330	16,883	16,517
Net sales	$56,202	53,481	104,426	99,645
Gross profit:
Educational	$19,491	18,249	36,089	33,477
Commercial	3,394	3,221	6,794	6,581
Other costs of sales	(1,314)	(1,075)	(2,349)	(2,064)
Gross profit	$21,571	20,395	40,534	37,994

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of June 30, 2007, December 31, 2006 and June 30, 2006 (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Identifiable assets:
Educational	$72,424	66,102	67,701
Commercial	6,220	5,929	5,819
Other corporate assets	70,968	61,290	59,121
Identifiable assets	$149,612	133,321	132,641

Educational assets include $14.2 million, $13.9 million and $14.0 million of goodwill at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.  Other corporate assets include cash, marketable securities, investments, certain accounts receivable, deferred tax assets and property, plant and equipment, all of which service both the educational and commercial segments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three and six months ended June 30, 2007:

▪

increase in net sales of 5.1% and 4.8% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006;

▪

increase in gross profit of 5.8% and 6.7% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006;

▪

increase in earnings before income taxes of 8.3% and 10.6% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006;

▪

increase in quarterly net earnings of 10.9%, resulting in a 21.1% increase in diluted earnings per common share to $.23 in the second quarter of 2007, as compared to the same period in 2006; as a percentage of net sales, net earnings amounted to 10.9% in the second quarter of 2007, compared to 10.3% in the same period in 2006; increase in net earnings of 12.2%, resulting in a 24.1% increase in diluted earnings per common share to $.36 in the six months ended June 30, 2007, as compared to the same period in 2006; as a percentage of net sales, net earnings amounted to 10.2% in the six months ended June 30, 2007, compared to 9.5% in the same period in 2006;

▪

EBITDA(1) increase of 6.7% to $10.1 million in the second quarter of 2007, as compared to the same period in 2006; EBITDA increase of 8.9% to $17.9 million in the six months ended June 30, 2007, as compared to the same period in 2006;

▪

investment in marketable securities of $1.9 million in the second quarter of 2007, compared to no investment in marketable securities in the second quarter of 2006; and an increase in other investments of $1.8 million at June 30, 2007, compared to other investments at June 30, 2006;

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three and six months ended June 30, 2007 and 2006 and (ii) the percentage change in those reported items from the comparable period in 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change

Net sales	100.0%	100.0%	5.1%	100.0%	100.0%	4.8%
Cost of sales	61.6	61.9	4.7	61.2	61.9	3.6
Gross profit	38.4	38.1	5.8	38.8	38.1	6.7

Selling and administrative expense	21.2	21.2	4.9	22.5	22.5	4.9
Earnings from operations	17.2	16.9	6.8	16.3	15.6	9.2

Other (expense) income:
Interest expense	(.6)	(.9)	27.2	(.7)	(1.0)	27.3
Other, net	.7	.8	(6.8)	.6	.8	(15.4)
	.1	(.1)	***	.1	(.2)	***
Earnings before income taxes	17.3	16.8	8.3	16.4	15.4	10.6

Income taxes:
Current	4.2	1.9	130.7	3.7	1.8	122.6
Deferred	2.2	4.5	(49.7)	2.4	4.2	(39.8)
	6.4	6.4	4.1	6.1	6.0	7.9
Net earnings	10.9%	10.4%	10.9	10.3%	9.4%	12.2

***

Not meaningful

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$6,100	5,500	10,619	9,461
Add:
Income taxes	3,603	3,460	6,445	5,974
Interest expense	363	501	689	948
Other expense (income)	(412)	(425)	(763)	(830)
Depreciation and amortization	480	460	921	895
EBITDA	$10,134	9,496	17,911	16,448

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Net Sales

Net sales for the second quarter of 2007 increased 5.1% to $56.2 million from $53.5 million for the comparable period in 2006.  The growth in net sales for the second quarter of 2007 is attributable to organic growth in U.S. shipments to the Company’s domestic and international markets, offset by a decrease in net sales in Canada of more than 6% as Canadian provincial funding for K-12 curricula has declined from 2006 funding levels.

Net sales in the educational segment, totaling $47.7 million, increased 5.6% in the second quarter of 2007 from $45.2 million in the comparable period in 2006.  The commercial segment recorded net sales of $8.5 million in the second quarter of 2007, increasing 2.1% from $8.3 million in the second quarter of 2006.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products.

Gross Profit

Gross profit for the second quarter of 2007 increased 5.8% to $21.6 million from $20.4 million for the comparable period in 2006.  The increase in gross profit for the second quarter of 2007 is primarily attributable to (i) the 5.1% increase in net sales, and (ii) growth in net sales of higher-margin proprietary product lines.  The gross profit margin increased to 38.4% in the second quarter of 2007 from 38.1% in the comparable period in 2006.  The increase in consolidated gross margin is attributed to the sales strength of the Company’s proprietary product lines, which have higher gross margins.

The educational segment gross profit for the second quarter of 2007 increased 6.8% to $19.5 million from $18.2 million for the comparable period in 2006.  The educational segment gross profit margin increased to 40.9% in the second quarter of 2007 from 40.4% in the second quarter of 2006.  The increase in the educational segment gross profit margin is attributed to sales growth of proprietary products, supported by new manufacturing facilities at Nasco and Simulaids where significant numbers of proprietary products are manufactured.  The commercial segment gross profit for the second quarter of 2007 increased 5.4% to $3.4 million from $3.2 million for the comparable period in 2006.  The commercial segment yielded a gross profit margin of 39.9% in the second quarter of 2007, as compared to 38.7% in the second quarter of 2006.  The increase in the commercial segment gross profit margin is also attributed to strength in proprietary sales, particularly the Whirl-Pak product lines.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2007 increased 4.9% to $11.9 million from $11.4 million in the comparable period in 2006.  As a percent of net sales, selling and administrative expenses amounted to 21.2% for each of the second quarters of 2007 and 2006.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the second quarter of 2007 were primarily impacted by: (i) an increase in salaries and wages of $.6 million, or 8.7%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; and (ii) an increase in group health care costs by 9.6%, or $.1 million.

The Company recorded less than $.1 million in compensation expense for each of the second quarters of 2007 and 2006 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.2 million to Geneve for certain administrative services for each of the second quarters of 2007 and 2006.

Interest Expense

Interest expense for the second quarter of 2007 decreased to $.4 million from $.5 million for the second quarter of 2006.  The decrease in interest expense is principally due to the decrease in the average balance outstanding on the primary line of credit to $7.3 million during the second quarter of 2007, compared to $22.8 million in the second quarter of 2006.  Interest expense of $.1 million in the second quarter of 2007 relates to other long-term accruals incurred in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

The Company’s credit agreements assessed interest at a weighted average rate of 7.1%, 6.9% and 6.8% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

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

The income tax provision for the second quarter of 2007 was $3.6 million versus $3.5 million for the comparable period in 2006.  These tax provisions reflect effective tax rates of 37.1% and 38.6 % for the second quarters of 2007 and 2006, respectively.  For each of the second quarters of 2007 and 2006, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal benefit, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates. Approximately $2.4 million of cash from operations was retained in the Company primarily as a result of the utilization of Federal net operating tax loss carryforwards (“NOLs”) during the three months ended June 30, 2006.  The Company no longer has NOLs to utilize; thus, the Company will utilize cash to pay its Federal income tax obligations in future quarters.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Net Sales

Net sales for the six months ended June 30, 2007 increased 4.8% to $104.4 million from $99.6 million for the comparable period in 2006.  The growth in net sales for the six months ended June 30, 2007 is attributable to organic growth in U.S. shipments to the Company’s domestic and international markets, offset by a decrease in net sales in Canada of more than 9% as Canadian provincial funding for K-12 curricula has declined from 2006 funding levels.

Net sales in the educational segment, totaling $87.5 million, increased 5.3% in the six months ended June 30, 2007 from $83.1 million in the comparable period in 2006.  The commercial segment recorded net sales of $16.9 million in the six months ended June 30, 2007, increasing 2.2% from $16.8 million in the comparable period in 2006.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products.

Gross Profit

Gross profit for the six months ended June 30, 2007 increased 6.7% to $40.5 million from $38.0 million for the comparable period in 2006.  The increase in gross profit for the six months ended June 30, 2007 is primarily attributable to the 4.8% increase in net sales.  The gross profit margin increased to 38.8% in the six months ended June 30, 2007 from 38.1% in the comparable period in 2006.  The increase in consolidated gross margin is attributed to the sales strength of the Company’s proprietary product lines, which have higher gross margins.

The educational segment gross profit for the six months ended June 30, 2007 increased 7.8% to $36.1 million from $33.5 million for the comparable period in 2006.  The educational segment gross profit margin increased to 41.2% in the six months ended June 30, 2007 from 40.3% in the six months ended June 30, 2006.  The commercial segment gross profit for the six months ended June 30, 2007 increased 3.2% to $6.8 million from $6.6 million for the comparable period in 2006.  The commercial segment gross profit margin increased to 40.2% in the six months ended June 30, 2007, as compared to 39.8% in the six months ended June 30, 2006.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products, which have higher gross margins.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2007 increased 4.9% to $23.5 million from $22.4 million in the comparable period in 2006.  As a percent of net sales, selling and administrative expenses amounted to 22.5% for each of the six months ended June 30, 2007 and 2006.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the six months ended June 30, 2007 were primarily impacted by: (i) an increase in salaries and wages of $.9 million, or 6.9%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; and (ii) an increase in group health care costs by 12.9%, or $.3 million.

The Company recorded less than $.1 million in compensation expense for each of the six months ended June 30, 2007 and 2006 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.4 million to Geneve for certain administrative services for each of the six months ended June 30, 2007 and 2006.

Interest Expense

Interest expense for the six months ended June 30, 2007 decreased to $.7 million from $.9 million for the comparable period in 2006.  The decrease in interest expense is principally due to the decrease in the average balance outstanding on the primary line of credit to $6.8 million during the six months ended June 30, 2007, compared to $22.0 million in the six months ended June 30, 2006.  Interest expense of $.2 million in the six months ended June 30, 2007 relates to other long-term accruals incurred in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

The Company’s credit agreements assessed interest at a weighted average rate of 7.1%, 6.9% and 6.8% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

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

The income tax provision for the six months ended June 30, 2007 was $6.4 million versus $6.0 million for the comparable period in 2006.  These tax provisions reflect effective tax rates of 37.8% and 38.7% for the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Tax Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  For the six months ended June 30, 2006, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  Approximately $1.3 million and $4.2 million, respectively, of cash from operations was retained in the Company primarily as a result of the utilization of NOLs during the six months ended June 30, 2007 and 2006, respectively. In future quarters, the Company will no longer have its historical NOLs to utilize; thus, the Company will utilize cash to pay its Federal income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had working capital of $77.9 million, increasing from $65.4 million at December 31, 2006.  At June 30, 2006, the Company had working capital of $71.5 million.  Cash and cash equivalents increased $1.6 million in the six months ended June 30, 2007, ending the period at $7.4 million.  The increase in the generation of cash and cash equivalents during the six months ended June 30, 2007 as compared to the same period in 2006 is primarily due to the following:

▪

The Company generated cash of $3.0 million from operations during the six months ended June 30, 2007 compared to $7.7 million for the comparable period of 2006.  The decrease in cash generated from operations in the six months ended June 30, 2007 compared to the same period in 2006 was principally the result of a $1.2 million increase in net earnings, offset by $1.6 million more cash used to purchase inventory, $.7 million more cash used in payment of trade accounts payable and other changes in working capital.

The changes in current assets and liabilities are typical for the first six months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $3.9 million for investing activities in the six months ended June 30, 2007, compared to $1.6 million for the comparable period in 2006.  In the six months ended June 30, 2007, the Company used $.8 million of cash to fund a portion of the construction of a 60,000 square foot facility for Nasco’s plastics operations.  In the six months ended June 30, 2006, the Company used $.6 million of cash to fund a portion of the construction of an 80,000 square foot office and manufacturing facility for the Company’s Simulaids operations.  The Company began operations at Nasco’s new plastics facility in the first quarter of 2007.  At June 30, 2007, the Company had recorded aggregate construction costs of $3.5 million.  The final construction cost of the new facility will be approximately $3.8 million.  The Company is funding the construction costs through working capital.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.2 million and $.8 million in the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007, the Company invested $1.9 million in marketable securities (see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  No such investment was made during the six months ended June 30, 2006.

▪

Financing activities provided cash of $2.5 million in the six months ended June 30, 2007, and used cash of $4.2 million for the comparable period in 2006.  In the six months ended June 30, 2007, proceeds from borrowings under the Company’s primary credit facility of $3.5 million was due to seasonal working capital requirements, including the payment of Preferred Stock cash dividends on March 31, 2007.  In the six months ended June 30, 2006, there were no material changes in the Company’s outstanding debt.

Proceeds from the exercise of stock options totaled $3.4 million in the six months ended June 30, 2007 compared to $.1 million in the six months ended June 30, 2006.

The Company paid dividends of $4.3 million in each of the six months ended June 30, 2007 and 2006 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At June 30, 2007, the weighted average interest rate on this debt was 7.4%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 7.4%.  Such rate commitments expire on various dates through August 22, 2007.  Subsequent to this date, the rate commitments will be renewed at interest rates based on the then-current LIBOR rates.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of June 30, 2007.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and six months ended June 30, 2007 and 2006.

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

Deferred Income Taxes - At June 30, 2007 the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $10.9 million.  The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, marketable securities, investments, accounts receivable, accounts payable, accrued liabilities and debt.  As described below, credit risk, market risk and interest rate risk are the primary sources of risk in the Company’s accounts receivable, marketable securities, investments and debt.

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and six months ended June 30, 2007 and 2006.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Market Risk:  The Company’s exposure to market risk relates to the quality of holdings of its marketable securities and limited partnership investment.  The fair market values of these investments are subject to increases or decreases in value resulting from the performance of the securities issuers, from upgrades or downgrades in the credit worthiness of the securities issuers and from changes in general market conditions.  The Company seeks to manage its exposure to market risk by investing in accordance with standards established by the Investment Committee of the Board of Directors.  The standards of the Investment Committee are: (i) preservation of capital; (ii) provision of adequate liquidity to meet projected cash requirements; (iii) minimization of risk of principal loss through diversified short and medium term investments; and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2007 by approximately $.2 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in 2007.

QUANTITATIVE

The Company’s debt as of June 30, 2007 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$15.3
Weighted average interest rate	6.9%	7.3%
Fair market value	$.3	$15.3

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the second quarter of 2007.

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

Date:  August 13, 2007

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  August 13, 2007

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