Form 10-Q
period 2007-09-30
ARISTOTLE CORP
filed 2007-11-09
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 9, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes [  ] No [X]

As of November 5, 2007, 17,945,825 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited),
	December 31, 2006 and September 30, 2006 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Nine
	Months ended September 30, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2007 and 2006 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	September 30, 2007	December 31, 2006	September 30, 2006
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$3,173	5,814	3,306
Marketable securities	2,886	-	-
Investments	15,761	14,586	14,172
Accounts receivable, net	27,975	15,458	27,261
Inventories, net	40,046	37,487	36,296
Prepaid expenses and other	5,084	8,123	4,818
Deferred income taxes	2,634	4,051	4,562
Total current assets	97,559	85,519	90,415

Property, plant and equipment, net	27,140	25,426	23,873

Goodwill	14,458	13,860	14,018
Deferred income taxes	8,188	8,188	2,712
Investments	4,000	-	-
Other assets	391	328	327
Total assets	$151,736	133,321	131,345

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$300	287	165
Trade accounts payable	8,593	9,440	10,939
Accrued expenses	6,814	6,729	5,099
Income taxes	4,434	1,478	688
Accrued dividends payable	-	2,159	-
Total current liabilities	20,141	20,093	16,891

Long-term debt, less current installments	14,237	11,985	21,297
Long term pension obligations	2,808	4,469	1,417
Other long-term accruals	2,424	2,383	-

Stockholders’ equity:
Preferred stock, Series I, $6.00 stated value; $.01 par value;
2,400,000 shares authorized, 1,081,427, 1,100,122 and 1,100,122 shares issued and outstanding at September 30, 2007, December 31,
2006 and September 30, 2006, respectively	6,489	6,601	6,601
Preferred stock, Series J, $6.00 stated value; $.01 par value; 11,200,000
shares authorized, 10,984,971 shares issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,943,975,
17,248,284 and 17,269,846 shares issued and outstanding at
September 30, 2007, December 31, 2006 and September 30, 2006, respectively	179	172	173
Additional paid-in capital	6,867	3,106	3,327
Retained earnings	31,866	20,057	15,569
Accumulated other comprehensive earnings (loss)	965	(1,305)	310
Total stockholders’ equity	112,126	94,391	91,740
Total liabilities and stockholders’ equity	$151,736	133,321	131,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$63,524	61,843	167,950	161,488
Cost of sales	39,017	38,516	102,909	100,167
Gross profit	24,507	23,327	65,041	61,321

Selling and administrative expense	12,133	12,000	35,677	34,441
Earnings from operations	12,374	11,327	29,364	26,880

Other (expense) income:
Interest expense	(393)	(413)	(1,082)	(1,361)
Other, net	453	525	1,216	1,355
	60	112	134	(6)
Earnings before income taxes	12,434	11,439	29,498	26,874

Income taxes:
Current	4,690	1,215	8,596	2,970
Deferred	84	2,531	2,623	6,750
	4,774	3,746	11,219	9,720
Net earnings	7,660	7,693	18,279	17,154

Preferred dividends	2,154	2,158	6,470	6,476
Net earnings applicable to common stockholders	$5,506	5,535	11,809	10,678

Earnings per common share:
Basic	$.31	.32	.67	.62
Diluted	$.31	.32	.67	.61

Weighted average common shares outstanding:
Basic	17,927,671	17,269,846	17,552,073	17,261,961
Diluted	17,946,013	17,529,652	17,569,502	17,511,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$18,279	17,154
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,397	1,406
Stock option compensation	75	101
Loss on sale of property, plant and equipment	3	-
Earnings in equity method investment	(1,175)	(1,316)
Excess tax benefits from stock-based compensation	(1,305)	(24)
Deferred income taxes	2,615	6,749
Change in assets and liabilities:
Accounts receivable	(12,517)	(12,731)
Inventories	(2,559)	(717)
Prepaid expenses and other	3,039	3,208
Other assets	(676)	(152)
Trade accounts payable	(847)	1,926
Accrued expenses and other liabilities	3,102	693
Net cash provided by operating activities	9,431	16,297

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,450)	(2,773)
Proceeds from the sale of plant, property and equipment	6	-
Purchases of marketable securities	(2,886)	-
Purchases of other investments	(4,000)	-
Net cash used in investing activities	(9,330)	(2,773)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,000	8,933
Principal payments on long-term debt	(4,735)	(12,427)
Proceeds from issuance of stock under stock option plans	3,581	108
Changes in other long-term accruals	41	-
Preferred dividends paid	(8,629)	(8,635)
Net cash used in financing activities	(2,742)	(12,021)

Net increase (decrease) in cash and cash equivalents	(2,641)	1,503

Cash and cash equivalents at beginning of period	5,814	1,803
Cash and cash equivalents at end of period	$3,173	3,306

Supplemental cash flow information:
Cash paid during the period for:
Interest	$973	1,457
Income taxes	$5,635	2,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at September 30, 2007 and 2006.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of
September 30, 2007 and 2006, results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006, as applicable, have been made.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

4.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”),  which allows an entity to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”).  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial position or results of operations, when adopted.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

In September 2006, the FASB issued SFAS No. 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently reviewing the requirements of SFAS 157 and, at this point, has not determined what impact, if any, SFAS 157 will have on the Company’s financial position or results of operations, when adopted.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“Interpretation No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of Interpretation No. 48 on January 1, 2007.  The Company did not have any uncertain income tax positions or unrecognized tax benefits at the date of adoption and, as such, the adoption did not have any impact on the Company’s financial position or results of operations.  The Company and its qualifying domestic subsidiaries are included in the Federal income tax return and certain state income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with a tax sharing agreement with Geneve and payments for Federal and certain state income taxes are made to Geneve.  The Internal Revenue Service is currently auditing Geneve’s consolidated 2004 and 2005 Federal income tax returns, which include the Company.  The Company anticipates that this examination will be completed within the next twelve months.  The Company believes that it has made adequate provision for all income tax positions, such that the outcome of any issues or claims will not result in a material change in the Company’s financial position or results of operations.

5.

Marketable Securities

The Company invests in marketable securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income within Stockholders’ Equity.  The Company invested an additional $1.0 million in marketable securities during the quarter ended September 30, 2007.

The carrying value of the marketable equity securities at September 30, 2007 was $2.9 million.  Net unrealized loss, net of tax, included in accumulated other comprehensive income was $.1 million at September 30, 2007.

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

Shares of Common Stock available for issue upon conversion of the 1,100,122 shares of Series I Preferred Stock outstanding at September 30, 2006, were not dilutive and, therefore, have not been included in the computation of diluted earnings per common share amounts for the periods ended September 30, 2006.  On September 14, 2007, the right to convert

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

Series I Preferred Stock into Common Stock expired.  As a result, the shares of Series I Preferred Stock were not dilutive and have not been included in the computation of diluted earnings per common share amounts for the periods ended September 30, 2007.

7.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  No additional amounts were invested by the Company during the nine months ended September 30, 2007 and 2006.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  Assets in the partnership are carried at fair value.  This investment is classified as a current asset on the Company’s balance sheet.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  For the three months ended September 30, 2007 and 2006, equity earnings amounted to $.3 million and $.5 million, respectively.   For the nine months ended September 30, 2007 and 2006, equity earnings amounted to $1.2 million and $1.3 million, respectively.

In July 2007, the Company invested $4.0 million to acquire a 4.9% ownership interest in a provider of interactive instructional and assessment systems for K-12 and other education markets.  The Company accounts for the investment under the cost method of accounting, which records the investment at the historical cost.

8.

Inventories

The classification of inventories is as follows (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

Raw materials	$7,735	6,281	5,926
Work in process	1,755	1,552	1,313
Finished goods	31,946	30,935	30,489
Less inventory reserves	(1,390)	(1,281)	(1,432)
Net inventories	$40,046	37,487	36,296

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

9.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the nine months ended September 30 are as follows (in thousands):

	2007	2006
Balance at January 1	$94,391	80,446
Net earnings	18,279	17,154
Exercise of stock options, including related
tax benefit of $1,305 and $24 for 2007
and 2006, respectively	3,581	108
Stock option compensation	75	101
Other comprehensive earnings: Amortization of pension prior service cost and unrecognized net actuarial loss	181	-
Unrealized loss on marketable securities	(69)	-
Foreign currency translation adjustment	2,158	407
Preferred dividends	(6,470)	(6,476)
Balance at September 30	$112,126	91,740

Comprehensive earnings for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$7,660	7,693	18,279	17,154
Amortization of pension prior service cost and unrecognized net actuarial loss	60	-	181	-
Unrealized loss on marketable securities	(64)	-	(69)	-
Foreign currency translation adjustment	997	(18)	2,158	407
Comprehensive earnings	$8,653	7,675	20,549	17,561

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

10.

Stock Options

The Company established the 1997 Employee and Director Stock Plan in 1997 (“1997 Plan”).  The 1997 Plan provides for granting up to 150,000 options in the aggregate to employees and directors of the Company to purchase shares of Common Stock.  The exercise term of the options and vesting requirements is for such period as the Board of Directors (or a committee thereof, appointed to administer the 1997 Plan, if any) designates.  Following the merger with Nasco International, Inc. on June 17, 2002 (the “Merger”), each option to purchase one share of the Company’s Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company.  The Company does not currently intend to grant any additional options under the 1997 Plan.

The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 (“2002 Plan”).  Under the 2002 Plan, employees, directors and consultants of the Company are eligible to receive nonincentive and incentive options and stock grants of up to an aggregate of 1,500,000 shares of Common Stock.  Options granted under the 2002 Plan generally vest over a three year period and have an exercise term of no longer than five years from the issue date.

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

A summary of option activity during the nine months ended September 30, 2007 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2006	750,675	$3.55
Granted	2,000	10.62
Expired	-	-
Forfeited	-	-
Exercised	(684,900)	3.32
Outstanding at September 30, 2007	67,775	6.09	1.88	$415,457
Exercisable at September 30, 2007	58,941	5.81	1.68	377,969

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

The Company granted 2,000 options in the three months and nine months ended September 30, 2007.  No options were granted during the three and nine months ended September 30, 2006.  The intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 totaled $.1 million and nil, respectively.  The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 totaled $1.2 million and $.1 million, respectively.  Cash received from option exercises for each of the three months ended September 30, 2007 and 2006 totaled $.2 million and nil, respectively.  Cash received from option exercises for the nine months ended September 30, 2007 and 2006 totaled $3.6 million and $.1 million, respectively.

A summary of the status of the Company’s nonvested options at September 30, 2007, and changes during the nine months then ended, is presented below:

		Weighted
		Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2006	21,334	$4.55
Granted	2,000	9.86
Vested	(14,500)	4.53
Forfeited	-	-
Nonvested at September 30, 2007	8,834	5.80

At September 30, 2007, there was less than $.1 million of total unrecognized compensation cost related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings over a weighted average period of approximately six months.  The total fair value of options vested during each of the three and nine months ended September 30, 2007 was less than $.1 million.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million for each of the three months ended September 30, 2007 and 2006.  For each of the nine months ended September 30, 2007 and 2006, stock option compensation amounted to $.1 million.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

11.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $1.6 million and $.1 million to the pension plan for the three months ended September 30, 2007 and 2006, respectively.  The Company contributed $1.9 million and $.3 million to the pension plan for the nine months ended September 30, 2007 and 2006, respectively.  The Company expects to contribute a total of approximately $2.2 million to the pension plan in 2007.  Such contributions reduce the Company’s long-term pension obligations.

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$77	51	230	226
Interest cost	202	220	604	667
Expected return on plan assets	(193)	(187)	(580)	(660)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Recognized net actuarial loss	99	113	300	321
Net periodic benefit cost	$184	196	552	552

12.

Segment Reporting

The Company’s business activities are organized into two business segments, educational and commercial.  The educational segment relates to instructional teaching aids and materials, which are distributed to educational institutions principally in North America, for kindergarten through grade 12 classes, and for nursing school and emergency medical instructors.  Products in the educational segment are marketed primarily through catalogs.  The growth potential of the educational segment is directly related to school enrollments and the strength of government funding of education.  The commercial segment relates to agricultural products, sterile sampling containers and systems, materials for nursing home activities and novelty and gift products.  Products in the commercial segment are marketed through catalogs nationwide and through a worldwide dealer network covering more than 60 countries.  Market growth in the commercial segment is principally impacted by the general economic conditions of world agriculture, the increasing size of the aged population, as well as increasing global awareness of food and water quality standards.  The Company evaluates the performance of these segments based on net sales and gross profit.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

 (Unaudited)

The following table presents segment information for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
Educational	$55,067	53,817	142,608	137,199
Commercial	8,457	8,026	25,342	24,289
Net sales	$63,524	61,843	167,950	161,488
Gross profit:
Educational	$22,311	21,389	58,400	54,867
Commercial	3,395	3,133	10,189	9,714
Other costs of sales	(1,199)	(1,195)	(3,548)	(3,260)
Gross profit	$24,507	23,327	65,041	61,321

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of September 30, 2007, December 31, 2006 and September 30, 2006 (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Identifiable assets:
Educational	$67,121	66,102	63,960
Commercial	6,458	5,929	5,718
Other corporate assets	78,157	61,290	61,667
Identifiable assets	$151,736	133,321	131,345

Educational assets include $14.4 million, $13.8 million and $14.0 million of goodwill at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.  Other corporate assets include cash, marketable securities, investments, certain accounts receivable, deferred income tax assets and property, plant and equipment, all of which service both the educational and commercial segments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three and nine months ended September 30, 2007:

▪

increase in net sales of 2.7% and 4.0% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006;

▪

increase in gross profit of 5.1% and 6.1% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006;

▪

increase in earnings before income taxes of 8.7% and 9.8% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006;

▪

in the third quarter of 2006, the Company reduced the valuation allowance established to reflect the estimate of the Company’s Federal net operating loss carryforwards that were expected to expire unutilized at December 31, 2006 by $.7 million, primarily as a result of then-current estimates of 2006 taxable income.  The change in the valuation allowance lowered the deferred income tax expense for the three and nine months ended September 30, 2006.  There was no comparable impact on income tax expense for the three and nine months ended September 30, 2007.

▪

decrease in net earnings of 0.4% for the three months ended September 30, 2007, resulting in a $.01 decrease in diluted earnings per common share to $.31 in the third quarter of 2007, as compared to the same period in 2006.  As a percentage of net sales, net earnings amounted to 12.1% in the third quarter of 2007, compared to 12.4% in the same period in 2006; increase in net earnings of 6.6% for the nine months ended September 30, 2007, resulting in a $.06 increase in diluted earnings per common share to $.67 in the nine months ended September 30, 2007, as compared to the same period in 2006; as a percentage of net sales, net earnings amounted to 10.9% in the nine months ended September 30, 2007, compared to 10.6% in the same period in 2006;

▪

EBITDA(1) increase of 8.5% to $12.9 million in the third quarter of 2007, as compared to the same period in 2006; EBITDA increase of 8.7% to $30.8 million in the nine months ended September 30, 2007, as compared to the same period in 2006;

▪

investment in marketable securities of $2.9 million in the third quarter of 2007, compared to no investment in marketable securities in the third quarter of 2006; investment in long-term investments of $4.0 million in the third quarter of 2007 compared to no investment in long term investments in the third quarter of 2006; and an increase in other short term investments of $1.6 million at September 30, 2007, compared to no other short term investments at September 30, 2006;

▪

semi-annual dividend payments on March 31, 2007 and September 30, 2007 totaling $8.6 million on the Company’s Series I Preferred Stock and Series J Preferred Stock; and

▪

relocation of the Nasco plastics operations to a new 60,000 square foot manufacturing facility in the first quarter of 2007.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three and nine months ended September 30, 2007 and 2006 and (ii) the percentage change in those reported items from the comparable period in 2006:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

Net sales	100.0%	100.0%	2.7%	100.0%	100.0%	4.0%
Cost of sales	61.4	62.3	1.3	61.3	62.0	2.7
Gross profit	38.6	37.7	5.1	38.7	38.0	6.1

Selling and administrative expense	19.1	19.4	1.1	21.2	21.3	3.6
Earnings from operations	19.5	18.3	9.2	17.5	16.7	9.2

Other (expense) income:
Interest expense	(.6)	(.7)	(4.8)	(.6)	(.8)	(20.5)
Other, net	.7	.8	(15.6)	.7	.8	(15.5)
	.1	.1	***	.2	-	***
Earnings before income taxes	19.6	18.4	8.7	17.7	16.7	9.8

Income taxes:
Current	7.4	1.9	286.0	5.1	1.9	189.4
Deferred	.1	4.1	(96.7)	1.6	4.2	(.61.1)
	7.5	6.0	27.4	6.7	6.1	15.4
Net earnings	12.1%	12.4%	(.4)	10.9%	10.6%	6.6

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$7,660	7,693	18,279	17,154
Add:
Income taxes	4,774	3,746	11,219	9,720
Interest expense	393	413	1,082	1,361
Other expense (income)	(453)	(525)	(1,216)	(1,355)
Depreciation and amortization	476	511	1,397	1,406
EBITDA	$12,850	11,838	30,761	28,286

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Net Sales

Net sales for the third quarter of 2007 increased 2.7% to $63.5 million from $61.8 million for the comparable period in 2006.  The growth in net sales for the third quarter of 2007 is attributable primarily to organic growth in U.S. shipments to the Company’s domestic and international markets.

Net sales in the educational segment, totaling $55.1 million, increased 2.3% in the third quarter of 2007 from $53.8 million in the comparable period in 2006.  The commercial segment recorded net sales of $8.5 million in the third quarter of 2007, increasing 5.4% from $8.0 million in the third quarter of 2006.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products.

Gross Profit

Gross profit for the third quarter of 2007 increased 5.1% to $24.5 million from $23.3 million for the comparable period in 2006.  The increase in gross profit for the third quarter of 2007 is primarily attributable to (i) the 2.7% increase in net sales, (ii) growth in net sales of higher-margin proprietary product lines, and (iii) a $.4 million recovery relating to an historical insurance claim.  The gross profit margin increased to 38.6% in the third quarter of 2007 from 37.7% in the comparable period in 2006.  The increase in consolidated gross margin is attributable principally to the sales strength of the Company’s proprietary product lines, which have higher gross margins.  The insurance recovery increased the 2007 third quarter gross margin by 60 basis points.

The educational segment gross profit for the third quarter of 2007 increased 4.3% to $22.3 million from $21.4 million for the comparable period in 2006.  The educational segment gross profit margin increased to 40.5% in the third quarter of 2007 from 39.7% in the third quarter of 2006.  The increase in the educational segment gross profit margin is attributable to (i) sales growth of educational proprietary products, supported by new manufacturing facilities at Nasco and Simulaids, and (ii) the $.4 million loss recovery from insurance proceeds.  The commercial segment gross profit for the third quarter of 2007 increased 8.7% to $3.4 million from $3.1 million for the comparable period in 2006.  The commercial segment gross profit margin increased to 40.1% in the third quarter of 2007, from 39.0% in the third quarter of 2006.  The increase in the commercial segment gross profit margin is attributable to strength in commercial proprietary sales, particularly the Whirl-Pak product lines.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2007 increased 1.1% to $12.1 million from $12.0 million in the comparable period in 2006.  Selling and administrative expenses amounted to 19.1% and 19.4% of net sales for the third quarters of 2007 and 2006, respectively.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the third quarter of 2007 compared to the third quarter of 2006 were primarily impacted by (i) an increase in salaries and wages of $.3 million, or 4.3%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; and (ii) a $.3 million increase in other operating expenses, offset by an expense of $.5 million in fees for legal and professional services incurred in the third quarter of 2006 related to consideration of a proposal by Geneve to acquire the Company’s securities that it did not already own.

The Company recorded less than $.1 million in compensation expense for each of the third quarters of 2007 and 2006 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.3 million and $.2 million to Geneve for certain administrative services for the third quarters of 2007 and 2006, respectively.

Interest Expense

Interest expense for each of the third quarters of 2007 and 2006 was $.4 million.  The average balance outstanding on the primary line of credit decreased to $8.5 million during the third quarter of 2007, compared to $15.8 million in the third quarter of 2006.  Interest expense of $.1 million in the third quarter of 2007 relates to other long-term accruals incurred in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

The Company’s credit agreements assessed interest at a weighted average rate of 7.2%, 6.9% and 6.8% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

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

The income tax provision for the third quarter of 2007 was $4.8 million versus $3.7 million for the comparable period in 2006.  These tax provisions reflect effective tax rates of 38.4% and 32.7% for the third quarters of 2007 and 2006, respectively.  For the third quarter of 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal benefit, the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates, and certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code.  For the third quarter of 2006, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from a reduction in the valuation allowance amounting to $.7 million primarily related to increased estimates of taxable income, and foreign and state income taxes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Sales

Net sales for the nine months ended September 30, 2007 increased 4.0% to $168.0 million from $161.5 million for the comparable period in 2006.  The growth in net sales for the nine months ended September 30, 2007 is attributable primarily to organic growth in U.S. shipments to the Company’s domestic and international markets, offset by a decrease in net sales in Canada of 8.0% as Canadian provincial funding for K-12 curricula has declined from 2006 funding levels.

Net sales in the educational segment, totaling $142.6 million, increased 3.9% in the nine months ended September 30, 2007 from $137.2 million in the comparable period in 2006.  The commercial segment recorded net sales of $25.3 million in the nine months ended September 30, 2007, increasing 4.3% from $24.3 million in the comparable period in 2006.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products.

Gross Profit

Gross profit for the nine months ended September 30, 2007 increased 6.1% to $65.0 million from $61.3 million for the comparable period in 2006.  The increase in gross profit for the nine months ended September 30, 2007 is primarily attributable to (i) the 4.0% increase in net sales, (ii) growth in net sales of higher-margin proprietary product lines, and (iii) the $.4 million insurance recovery.  The gross profit margin increased to 38.7% in the nine months ended September 30, 2007 from 38.0% in the comparable period in 2006.  The increase in consolidated gross margin is attributed to the sales strength of the Company’s proprietary product lines, which have higher gross margins. The insurance recovery increased the gross margin by 22 basis points for the nine months ended September 30, 2007.

The educational segment gross profit for the nine months ended September 30, 2007 increased 6.4% to $58.4 million from $54.9 million for the comparable period in 2006.  The educational segment gross profit margin increased to 41.0% in the nine months ended September 30, 2007 from 40.0% in the nine months ended September 30, 2006.  The increase in the educational segment gross profit margin is attributable to (i) sales growth of educational proprietary products, supported by new manufacturing facilities at Nasco and Simulaids, and (ii) the $.4 million loss recovery from insurance proceeds.  The commercial segment gross profit for the nine months ended September 30, 2007 increased 4.9% to $10.2 million from $9.7 million for the comparable period in 2006.  The commercial segment gross profit margin increased to 40.2% in the nine months ended September 30, 2007 from 40.0% in the nine months ended September 30, 2006.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products, which have higher gross margins.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2007 increased 3.6% to $35.7 million from $34.4 million in the comparable period in 2006.  As a percent of net sales, selling and administrative expenses amounted to 21.2% and 21.3% for the nine months ended September 30, 2007 and 2006, respectively.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 were primarily impacted by (i) an increase in salaries and wages of $1.2 million, or 6.0%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; (ii) an increase in group health care costs by 6.3%, or $.2 million, and (iii) a $.3 million increase in other operating expenses, offset by an expense of $.5 million in fees for legal and professional services incurred in the third quarter of 2006 related to consideration of the Geneve proposal.

The Company recorded $.1 million in compensation expense for each of the nine months ended September 30, 2007 and 2006 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.7 million to Geneve for certain administrative services for each of the nine months ended September 30, 2007 and 2006.

Interest Expense

Interest expense for the nine months ended September 30, 2007 decreased to $1.1 million from $1.4 million for the comparable period in 2006.  The decrease in interest expense is principally due to the decrease in the average balance outstanding on the primary line of credit to $7.4 million during the nine months ended September 30, 2007, compared to $19.9 million in the nine months ended September 30, 2006.  Interest expense of $.3 million in the nine months ended September 30, 2007 relates to other long-term accruals incurred in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

The Company’s credit agreements assessed interest at a weighted average rate of 7.2%, 6.9% and 6.8% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

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

The income tax provision for the nine months ended September 30, 2007 was $11.2 million versus $9.7 million for the comparable period in 2006.  These tax provisions reflect effective tax rates of 38.0% and 36.2% for the nine months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Tax Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  For the nine months ended September 30, 2006, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax rate, a reduction in the valuation allowance amounting to $.7 million primarily related to increased estimates of taxable income, and the tax rates in the foreign jurisdictions in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had working capital of $77.4 million, increasing from $65.4 million at December 31, 2006.  At September 30, 2006, the Company had working capital of $73.5 million.  Cash and cash equivalents decreased $2.6 million in the nine months ended September 30, 2007, ending the period at $3.2 million.  The decrease in cash and cash equivalents during the nine months ended September 30, 2007 as compared to the $1.5 million increase during the same period in 2006 is primarily due to the following:

▪

The Company generated cash of $9.4 million from operations during the nine months ended September 30, 2007 compared to $16.3 million for the comparable period of 2006.  The decrease was principally the result of a $1.1 million increase in net earnings, offset by (i) an increase in inventory of $1.8 million, (ii) a $4.1 million decrease in cash provided by utilization of deferred tax assets, (iii) a $2.8 million decrease in trade accounts payable and (iv) other investments in working capital.

The increase in inventory is a planned growth in inventory investment to maintain optimum service levels for manufactured product lines.  The other changes in current assets and liabilities are typical for the first nine months of the fiscal year as the Company fulfills its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to “Fluctuations in Quarterly Results of Operations” above.

▪

The Company used cash of $9.3 million for investing activities in the nine months ended September 30, 2007, compared to $2.8 million in the comparable period of 2006.  In the nine months ended September 30, 2007, the Company used $.8 million of cash to fund a portion of the construction of a 60,000 square foot facility for Nasco’s plastics operations.  The Company began operations at Nasco’s new plastics facility in the first quarter of 2007.  At September 30, 2007, the Company had recorded aggregate construction costs of $3.5 million.  The final construction cost of the new facility will be approximately $3.8 million.  The Company has funded the construction costs through working capital.  In the nine months ended September 30, 2006, the Company used $.6 million of cash to complete the construction of an 80,000 square foot office and manufacturing facility for the Company’s Simulaids operations.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.6 million and $1.4 million in the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, the Company invested $2.9 million in marketable securities (see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q). In addition, during the nine months ended September 30, 2007, the Company invested $4.0 million to acquire a 4.9% ownership interest in a provider of interactive instructional and assessment systems for K-12 and other education markets (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).   No such investments were made during the nine months ended September 30, 2006.

▪

Financing activities used cash of $2.7 million and $12.0 million in the nine months ended September 30, 2007 and 2006, respectively.  In the nine months ended September 30, 2007, proceeds from borrowings under the Company’s primary credit facility of $2.5 million were due to seasonal working capital requirements, including the payment of preferred stock cash dividends on March 31, 2007 and September 30, 2007, and to fund the purchase of marketable securities and other investments.  In the nine months ended September 30, 2006, the Company reduced the outstanding balance on its primary credit facility by $4.0 million and increased the outstanding balance on the construction loan for the Simulaids facility by $.5 million.

Proceeds from the exercise of stock options totaled $3.6 million in the nine months ended September 30, 2007 compared to $.1 million in the nine months ended September 30, 2006.

The Company paid dividends of $8.6 million in each of the nine months ended September 30, 2007 and 2006 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At September 30, 2007, the weighted average interest rate on this debt was 7.0%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 6.5%.  Such rate commitments expire on various dates through November 13, 2007.  Subsequent to this date, the rate commitments will be renewed at interest rates based on the then-current LIBOR rates.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of September 30, 2007.

In 2007, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to approximate $1.8 million.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and nine months ended September 30, 2007 and 2006.

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

Deferred Income Taxes - At September 30, 2007, the Condensed Consolidated Balance Sheet contains a net deferred tax asset of approximately $10.8 million.  The realizability of this asset is dependent upon the Company’s generation of sufficient levels of future taxable income.

Goodwill - The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination.  The Company evaluated its goodwill at December 31, 2006, and determined that there was no impairment of goodwill.

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

Revenues - Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when title and risk of ownership transfers.  The point of shipment is typically from one of the Company’s distribution centers or, on occasion, a vendor’s location as a drop shipment.  All drop shipment sales are recorded at gross selling price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, marketable securities, investments, accounts receivable, accounts payable, debt and other long-term liabilities.  As described below, credit risk, market risk and interest rate risk are the primary sources of risk in the Company’s accounts receivable, marketable securities, investments and debt.

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and nine months ended September 30, 2007 and 2006.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2007 by approximately $.1 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt outstanding in 2007.

QUANTITATIVE

The Company’s debt as of September 30, 2007 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$14.2
Weighted average interest rate	7.2%	7.0%
Fair market value	$.3	$14.2

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2007 annual meeting on August 8, 2007.

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

(c)

At the annual meeting of stockholders, the stockholders voted to elect Ira R. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, James G. Tatum, Roy T.K. Thung and John A. Whritner as members of the Company’s Board of Directors. No other matter was considered or voted on by the stockholders. Each nominee was elected to the Board of Directors by the following vote:

Ira R. Harkavy

For:	18,125,371 votes

Withheld:	11,927 votes

John L. Lahey

For:	18,049,654 votes

Withheld:	87,644 votes

Steven B. Lapin

For:	18,041,497 votes

Withheld:	95,801 votes

Donald T. Netter

For:	18,033,141 votes

Withheld:	104,157 votes

Edward Netter

For:	18,033,144 votes

Withheld:	104,154 votes

James G. Tatum

For:	17,996,612 votes

Withheld:	140,686 votes

Roy T.K. Thung

For:	18,049,810 votes

Withheld:	87,488 votes

John A. Whritner

For:	18,126,072 votes

Withheld:	11,226 votes

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

Date:  November 9, 2007

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  November 9, 2007

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