Form 10-K
period 2007-12-31
ARISTOTLE CORP
filed 2008-03-27
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(TITLE OF CLASS)

SERIES I $6.00 CUMULATIVE 11% PREFERRED STOCK, $.01 PAR VALUE (“SERIES I PREFERRED STOCK”)

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  [ ]

Accelerated filer  [ ]

Non-accelerated filer  [X]

Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

As of June 30, 2007, the aggregate market value of the Common Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $14.8 million and the aggregate market value of the Series I Preferred Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $8.0 million.  In each case, the market value of outstanding securities was based on the closing price of such securities as reported by the NASDAQ Capital Market.

As of March 20, 2008, 17,962,205 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is located on page 61 of this filing.

FORM 10-K CROSS REFERENCE INDEX

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Aristotle Corporation (“Aristotle”) and its subsidiaries (together with Aristotle, the “Company”), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products.  A selection of over 80,000 items is offered, primarily through more than 45 separate catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Spectrum Educational Supplies, Hubbard Scientific, Scott Resources, Haan Crafts, To-Sew, CPR Prompt®, Ginsberg Scientific and Summit Learning.  Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries.  In addition, the Company offers medical simulators and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields.  The Company also markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs.  The proprietary product lines are developed internally through the Company’s research and development efforts and acquired externally by licensing rights from third parties.  The Company’s website is located at aristotlecorp.net.

ACQUISITIONS AND DIVESTITURES

On March 1, 2006, Aristotle purchased certain assets of Large Print Publishing Company for $150,000.  The purchased assets were comprised of inventory, printing equipment, trade name and license rights to products printed and distributed as Large Print products.  The Large Print product line complements product lines manufactured and distributed by the Company in the educational segment.  The results of Large Print operations have been included in the Company’s consolidated financial statements since the date of such acquisition.  The purchase price allocation resulted in goodwill of $63,000 attributable to the commercial segment.  The sales and income from this acquisition were not material to the Company’s 2006 results from operations.

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

In addition to its business in the school supply market, the Company, through its Nasco Life/Form, Simulaids and CPR Prompt product lines, sells medical technology training products including manikins and medical simulators used for training in cardiopulmonary resuscitation and the emergency rescue and patient care fields.  The primary users of the Company’s health care training products are fire and emergency medical departments, and nursing and medical schools.

Commercial Segment

The Company markets agricultural supplies, including small hand tools and equipment, to farmers and ranchers to assist in livestock and crop production.

In addition, the Company provides sterile sampling bags and containers worldwide under the Whirl-Pak trademark.  The product line is primarily sold to laboratories for use in the sterile transport of samples for microbiological analysis.  The product line provides a stable vehicle for the containment and transporting of food and water samples to laboratories without threat of sample contamination.

In the senior care industry, the Company offers a broad selection of products used by nursing home and senior care facilities to support therapy programs.

INDUSTRY OVERVIEW

Educational Segment

According to current estimates from the U.S. Department of Education, nearly $520 billion is estimated to be spent nationwide on education at the elementary and secondary levels for the 2008-2009 school year.  As the market is affected by prevailing political and social trends, the attitude of the government towards education determines, to some extent, total expenditures on education.  In 2002, President Bush signed into law the “No Child Left Behind Act of 2001,” designed to improve student achievement and change the culture of America’s schools.  States and local school districts will receive Federal funding of approximately $59 billion in 2008, compared to approximately $57 billion in 2007.  For 2009, the proposed Federal education budget, which includes continuing programs under the “No Child Left Behind Act of 2001”, is $59 billion, the same level as 2008.  Notwithstanding the Federal funding available to support education, state and local governments continue to be the major funding source for over 90% of projected educational expenditures.  State governments had been affected by a weak U.S. economy in fiscal years 2003-2004, followed by stable U.S. economic conditions in 2005-2007.  Principally as a result of the volatile financial and credit markets, state education budgets may come under increased pressure in 2008.

Factors that contribute to the expansion of the education sector include:

▪

increases in elementary and secondary school enrollment which, according to the U.S. Department of Education, is projected to grow from 50 million students in 2007 to 53 million students by the year 2016;

▪

increases in expenditures per pupil, projected at 43% from 2003-04 to 2016-17, according to the U.S. Department of Education;

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

According to the U.S. Department of Education, there are approximately 14,000 public and private school districts, 125,000 elementary and secondary schools, 3.6 million teachers and 50 million students in the United States.  The Company believes that American school systems have shown a clear trend toward decentralization, which enables school teachers and administrators at the school to make many of the key decisions regarding instruction methods and school purchases.  Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school.  Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines.  Increasingly, teachers and curriculum specialists have the ability to choose the curricular materials that the teachers need to teach effectively.  Site-based management is forcing the industry to rethink its sales and marketing strategies in order to address the added challenge and added cost of delivering goods and services to an increasingly decentralized marketplace.  In terms of purchasing methods, direct mail ordering by catalog, as well as the internet, are on the rise as purchasing mechanisms among administrators in charge of budgets.

Canada’s commitment to its kindergarten to grade 12 curriculum is projected to be $43 billion in the 2007-2008 year, comprising approximately 60% of the Canadian national education budget. The Canadian market includes approximately 10,000 English-speaking schools, with more than half the schools located in the province of Ontario. The Canadian provincial government is responsible for the funding, curriculum development and other standards of elementary and secondary educational programs.  The Canadian economy, and therefore Canadian educational budgets, are generally impacted by the overall conditions of the U.S. economy.

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

The health and medical education teaching aids industry is highly competitive.  The Company competes for customers with numerous manufacturers of well-known brands of teaching products.  The principal competitive factors in the health and medical education teaching aids market are quality, price, design of products and customer service.  Although some of the Company’s competitors have greater financial and other resources, and are, therefore, able to expend more resources than the Company in areas such as marketing and business development, the Company believes that it is aggressively marketing its products to domestic and international markets, and competing in an effective manner.

Commercial Segment

The U.S. Department of Agriculture indicates that there are approximately two million farms in the U.S.  The Company not only markets to various groups within this total but its catalog is also directed to the “hobby farmer.”  As the number of farms declines, which is a national trend, the remaining farms are becoming larger.  With its extensive offerings in the farm catalog, the Company is well positioned to supply the market with the types of supplies and small hand tools and equipment needed.

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

PRODUCT LINES

The Company markets the following product lines through its various catalogs and websites, including eNasco.com, summitlearning.com, to-sew.com, triarcoarts.com, bentonkirby.com, goodtimeattractions.com, shnta.com, spectrumed.com, haan.com, simulaids.com and cprprompt.com.

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

▪

Special Education – Offers a comprehensive selection of products designed for teachers working with cognitively disabled children.  Target – special education teachers in grades kindergarten to twelve.

▪

Reading Resources – Promotes an in-depth selection of reading and literacy teaching aids, including English as a Second Language and English Language Learner programs.  Target – reading and literacy teachers in grades kindergarten to twelve.

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

The Company attempts to time the distribution of catalogs to meet the peak buying periods and mails the catalogs to the individuals whom the Company believes make the buying decision.  In the school market, the Company’s experience indicates that the actual user of the materials usually makes the buying decision, except for those items that are a part of school bid requests.  The Company’s mailings concentrate on putting the catalogs in the hands of these decision makers.  All catalogs are annually reviewed for revision.  The Company’s bid request goal is to be competitively priced.  The Company issues most major catalogs once annually to over three million potential customers.  The Company relies mainly on its more than 49 separate catalogs as its “sales staff,” which relieves the need for expensive sales calls on customers.

In recent years, the Company has expanded its efforts in international markets outside of North America, primarily in the health care, sterile sampling bags and containers and agricultural product lines.  While international sales represent less than 15% of 2007 total net sales, the acceptance of product lines by international markets has been a significant growth contributor for these particular product lines.

Orders are received via mail, telephone, facsimile, or the internet.  The Company aims to exceed customer expectations based on customers’ directions.  The Company’s business is transacted by open order and purchase orders.  The Company ships many orders the same day received and most orders are shipped within three days.  Sale terms are typically net 30 days.

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

BACKLOG

The Company’s customers typically purchase products on an as-needed basis. As of December 31, 2007, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from inventories on hand.

INFORMATION SYSTEMS

The Company’s main computer system, housed in Fort Atkinson, Wisconsin, is an IBM I5 computer. The Company’s business is highly computerized, with almost all functions including accounting, order processing, purchasing, quotes, phone orders, billing, receivables, payables and warehousing running on this system.  The system is routinely upgraded, increasing capacity to handle the Company’s needs.  To facilitate and continuously improve the software system, a staff of programmers responds to suggestions from all departments and management.

CATALOG PREPARATION

Catalog preparation is primarily handled in Fort Atkinson.  A staff of graphic artists and editors works with Macintosh desktop publishing systems to complete all production work in-house, with the exception of printing.

EMPLOYEES

At December 31, 2007, the Company had approximately 900 employees.  In addition, the Company engages approximately 200 temporary employees to accommodate the peak business season during the summer months.  All employees at all locations are employed at-will and none are represented by a labor union.

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

If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company’s business, prospects, financial condition and results of operations could be adversely affected.

The Company’s success depends on its ability to enhance existing products and services, develop new products, services and technologies that address the increasingly sophisticated and varied needs of customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company’s business, prospects, financial condition and results of operations could be adversely affected.

The Company is dependent upon the levels of student enrollment in elementary and secondary schools and expenditures per student.

The Company’s ability to grow its business depends in part on the levels of student enrollment in elementary and secondary schools and expenditures per student.  The level of student enrollment in elementary and secondary schools is largely a function of demographics.  Expenditures per student are a function of prevailing political and social attitudes toward education, as well as government budgets.  Any significant and sustained decline in the size of the levels of student enrollment and/or expenditures per student could have an adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

The voting power of the Company held by Geneve limits the ability of other stockholders to determine the outcome of corporate actions.

Because of the voting power of the Company held by Geneve, stockholders other than Geneve will, in many circumstances, have no ability to determine the outcome of corporate actions requiring stockholder approval, including the election of directors and certain amendments to the Company’s charter.

Concentration of common share ownership and limited number of shares outstanding could prevent an active market for the Company’s Common Stock and Series I Preferred Stock.

Although the Company’s Common Stock and Series I Preferred Stock are publicly traded on the NASDAQ Capital Market, the concentration of Common Stock ownership among Geneve and the Company’s management and directors, and the small number of its outstanding shares of Common Stock and Series I Preferred Stock that are publicly traded, could prevent an active market for those securities.  If there is not an active market for the Common Stock and/or Series I Preferred Stock, it may be difficult to sell shares of either of those securities, which could lower their respective market prices.

Geneve owns 100% of the Company’s Series J Preferred Stock.

In connection with the merger of Nasco and the Company in June 2002, Geneve acquired 100% of the issued and outstanding shares of the Company’s Series J Preferred Stock.  The Series J Preferred Stock is perpetual, non-callable and not convertible into or exchangeable for any other of the Company’s property or securities.  The Series J Preferred Stock accrues cumulative dividends at the rate of 12% per share, based on its stated value of $6.00 per share, if and when declared by the Company’s Board of Directors.  There are 11,200,000 shares of Series J Preferred Stock authorized; approximately 11.0 million shares are issued, outstanding and owned by Geneve.

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

The Company may expand its business through acquisitions.

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

The Company is not an accelerated filer as defined under relevant SEC regulations, and therefore is not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act until the filing of its 2008 Annual Report on Form 10-K, which will be filed by the Company in 2009.  Complying with Section 404(b) of the Sarbanes-Oxley Act may require the Company to expend significant resources, which could increase selling and administrative expenses and divert management time and attention from sales-generating activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases 1,000 square feet of executive office space in Stamford, Connecticut from Geneve.

The Company’s primary distribution center is located in Fort Atkinson, Wisconsin.  The 220,000 square foot owned distribution center is the headquarters for all Nasco marketing efforts.  In January 2007, the Company relocated its plastics business operations from a 45,000 square foot leased facility to a newly constructed 60,000 square foot manufacturing facility located on its existing property in Fort Atkinson.  The Company also owns 300,000 square feet of adjacent warehouse space and 40,000 square feet of adjacent office space.  The Company currently occupies 140,000 square feet of the warehouse space, and leases the office space to a third party under a lease agreement expiring within the next five years.  These Fort Atkinson facilities afford the Company the necessary expansion capacity for the foreseeable future.

The Company owns and operates a 68,000 square foot distribution center in Modesto, California.  This distribution center services all Nasco catalogs for customers in the twelve Western States.

The Company operates its Triarco arts and crafts catalog operation, along with two other independent catalogs, from a 4,000 square foot leased office facility in Plymouth, Minnesota.  The distribution center in Fort Atkinson services these catalogs.

The Company maintains an educational materials catalog distribution center in Fort Collins, Colorado from an 18,000 square foot owned facility.  From this location and 39,000 square feet of leased facilities in Chippewa Falls, Wisconsin, the Company’s Hubbard Scientific, Scott Resources and Ginsberg product lines service math and science teachers and distributors worldwide.  Light manufacturing operations are situated at both of these locations, producing mainly proprietary items.

An 83,000 square foot owned facility located in Newmarket, Ontario, Canada, currently operates as a distribution center of educational and commercial supplies sold by Spectrum via catalog mailings to schools and businesses throughout Canada.

In the first quarter of 2006, the Company began operations in a new 80,000 square foot office and manufacturing facility in Saugerties, New York, which it finished constructing at the end of 2005.  The Company produces manikins and medical simulators used for training in the health care field at this location for its Simulaids operations.  In December 2006, the Company executed various transactions related to Simulaids’ former facilities (see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8).

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

Certain of the Company’s owned properties are subject to mortgages.  See Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2007.

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

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007:
December 31	17.92	10.10
September 30	13.38	9.18
June 30	13.97	10.00
March 31	10.45	8.73
FISCAL YEAR ENDED DECEMBER 31, 2006:
December 31	9.24	7.45
September 30	8.40	7.55
June 30	8.67	6.95
March 31	8.00	7.01

The Company’s Series I Preferred Stock is quoted on the NASDAQ Capital Market under the symbol “ARTLP.”  The high and low sale prices per share of Series I Preferred Stock (as reported by NASDAQ) during the fiscal quarters indicated are set forth below.

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007:
December 31	9.46	8.05
September 30	9.19	7.95
June 30	9.25	8.16
March 31	9.57	8.07
FISCAL YEAR ENDED DECEMBER 31, 2006:
December 31	8.40	7.81
September 30	10.00	7.81
June 30	8.36	7.83
March 31	8.59	7.78

The Series J Preferred Stock is privately-held and no trading market exists for such shares.

HOLDERS OF RECORD

As of March 20, 2008, there were approximately 2,000 holders of record of the Common Stock and approximately 1,700 holders of record of the Series I Preferred Stock.

DIVIDENDS

The Company has not paid any cash dividends on the Common Stock since its inception.

Dividends on the Series I Preferred Stock and Series J Preferred Stock are payable on March 31 and September 30, if and when declared by the Company’s Board of Directors.  For each of 2007 and 2006, the Company paid semi-annual dividends of $.33 and $.36 per share on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock, respectively.

On March 10, 2008, the Company declared cash dividends of $.33 and $.36 per share on its outstanding shares of Series I

Preferred Stock and Series J Preferred Stock, respectively.  The dividends are payable on March 31, 2008, to holders of record on March 20, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s Equity Compensation Plans as of December 31, 2007:

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans
Approved by Security Holders
1997 Plan	-		-	-
2002 Plan	65,045	(1)	$6.08	477,333
Equity Compensation Plans Not
Approved by Security Holders	-		-	-
	65,045		$6.08	477,333

(1)

Each option granted under the 2002 Employee, Director and Consultant Stock Plan is exercisable for one share of Common Stock.

PURCHASES OF EQUITY SECURITIES

An affiliate of the Company completed open market purchases, during the calendar quarter ended December 31, 2007, of 83 shares of Series I Preferred Stock at an average price of $8.10 per share (including accrued and unpaid dividends).  None of such purchases was made pursuant to a publicly announced stock repurchase plan or program.

PERFORMANCE GRAPH

The following graph shows the change in value over the five years ending December 31, 2007 of an assumed investment of $100 in:  (i) the Common Stock; (ii) the stocks that comprise The NASDAQ Composite Index; and (iii) a peer group constructed by the Company (the “Peer Group”).  The Peer Group is comprised of:  Plato Learning, Inc. (TUTR), Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL), and School Specialty, Inc. (SCHS).  The value for assumed investments depicted on the graph has been calculated assuming that cash dividends are reinvested.  The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

OTHER INFORMATION

Copies of all of the Company’s filings with the SEC can be found on the Company’s website:  aristotlecorp.net.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of the Company, together with the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA (1)

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	2007	2006	2005	2004	2003
Consolidated Statements of Earnings Data:
Net sales	$211.5	$203.0	$188.8	$175.1	$163.2
Cost of sales	129.6	125.9	117.2	109.6	101.9
Gross profit	81.9	77.1	71.6	65.5	61.3
Selling and administrative expense	46.9	46.4	43.6	41.2	39.5
Earnings from operations	35.0	30.7	28.0	24.3	21.8
Interest expense	1.4	1.6	1.4	1.2	1.5
Other expense (income)	(1.5)	(1.7)	(.6)	-	-
	(.1)	(.1)	.8	1.2	1.5
Earnings before income taxes, minority
interest and extraordinary gain	35.1	30.8	27.2	23.1	20.3
Income taxes:
Current	7.4	4.4	2.4	2.3	1.6
Deferred (2)	4.2	2.6	6.9	3.3	6.7
	11.6	7.0	9.3	5.6	8.3
Net earnings	23.5	23.8	17.9	17.5	12.0
Preferred dividends	8.6	8.6	8.7	8.6	8.6
Net earnings applicable to common stockholders	$14.9	$15.2	$9.2	$8.9	$3.4

Earnings per common share (2):
Basic earnings per share	$.84	$.88	$.54	$.52	$.20

Diluted earnings per share	$.84	$.87	$.53	$.52	$.20

Weighted average shares:
Basic	17.7	17.3	17.2	17.1	17.0
Diluted	17.7	17.5	17.4	17.3	17.2

Consolidated Balance Sheets Data:
Working capital	$77.4	$65.4	$66.4	$53.4	$46.8
Total assets	$149.4	$133.3	$123.4	$110.9	$105.1
Long-term debt	$8.7	$12.0	$24.4	$24.9	$31.3
Stockholders’ equity	$115.7	$94.4	$80.4	$70.7	$59.8

(1)

The consolidated financial data includes the operating results of the following acquired businesses:

?

Ginsberg for 2007, 2006, 2005 and the period from September 18, 2004 to December 31, 2004;

?

CPR Prompt for 2007, 2006, 2005 and the period from August 12, 2004 to December 31, 2004;

?

Haan Crafts, LLC and NHI, LLC for 2007, 2006, 2005, 2004 and the period from June 1, 2003 to December 31, 2003.

(2)

Deferred income taxes for 2006, 2005 and 2004 include a tax benefit of $5.5 million ($.31 per basic and diluted common share), $1.2 million ($.07 per basic and diluted common share) and $2.6 million ($.15 per basic and diluted common share), respectively, due to reductions in the net deferred tax asset valuation allowance related primarily to increased estimates of projected Federal taxable income.  In 2007, there was no deferred tax asset valuation allowance or change in the amount of such allowance, and therefore no effect on 2007 earnings per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews and compares the results of operations of the Company, on a consolidated basis, for the fiscal years ended December 31, 2007, 2006 and 2005.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 catalogs.

The following is a summary of key events for 2007:

▪

net sales increased 4.2% to $211.6 million in 2007, as compared to 2006;

▪

gross profit increased 6.3% to $82.0 million in 2007, as compared to 2006, while the gross profit margin increased to 38.7% compared to 38.0% in 2006;

▪

earnings before income taxes increased 14.0% to $35.1 million in 2007, as compared to 2006;

▪

cash retained in the Company in 2007 amounted to $1.3 million as a result of the current utilization of all remaining Federal net operating tax loss carryforwards (“ NOLs”);

▪

diluted earnings per common share were $.84 in 2007 compared to $.87 in 2006; the diluted earnings per common share for 2006 include a benefit to net earnings applicable to common stockholders of $5.5 million ($.31 per diluted common share), as a result of the reduction in the deferred tax asset valuation allowance principally related to NOLs;

▪

capital expenditures amounted to $3.3 million in 2007, including $1.8 million related to the construction to upgrade 60,000 square feet of distribution space located in Fort Atkinson;

▪

reduction in outstanding balance of the Company’s revolving line of credit by $3.0 million, to $3.0 million at December 31, 2007;

▪

increase in short term investments to $21.5 million at December 31, 2007, including $3.3 million in marketable securities, as compared to $14.6 million at December 31, 2006; and

▪

semi-annual dividend payments (March 31 and September 30) totaling $8.6 million on the Series I Preferred Stock and Series J Preferred Stock in 2007.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the fiscal years ended December 31 and (ii) the percentage change in dollars in those reported items from the prior fiscal year:

	% of Net Sales 2007	Balance % Change	% of Net Sales 2006	Balance % Change	% of Net Sales 2005

Net sales	100.0%	4.2%	100.0	7.5%	100.0%
Cost of sales	61.3	2.9	62.0	7.4	62.1
Gross profit	38.7	6.3	38.0	7.7	37.9

Selling and administrative expense	22.2	1.2	22.9	6.4	23.1
Earnings from operations	16.5	14.2	15.1	9.8	14.8

Other expense (income):
Interest expense	.7	(14.9)	.8	20.4	.7
Interest income	-	*	-	*	-
Other, net	(.7)	*	(.9)	*	(.3)
	.0	*	(.1)	*	.4

Earnings before income taxes	16.5	14.0	15.2	13.3	14.4

Income taxes:
Current	3.5	68.3	2.2	80.6	1.3
Deferred	2.0	60.4	1.3	(62.4)	3.6
	5.5	65.4	3.5	(24.9)	4.9

Net earnings	11.0%	(1.1)	11.7%	33.3	9.5%

*

Not meaningful.

Deferred income taxes for 2006 and 2005 include a tax benefit of $5.5 million ($.31 per basic and diluted common share), and $1.2 million ($.07 per basic and diluted common share), respectively, due to reductions in the net deferred tax asset valuation allowance related primarily to increased estimates of projected Federal taxable income.  In 2007, there was no deferred tax asset valuation allowance or change in the amount of such allowance, and therefore no effect on 2007 net earnings.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company is subject to seasonal influences with peak levels occurring in the second and third quarters of the fiscal year primarily due to increased educational shipments coinciding with the start of new school years in the Fall. As a result, the Company typically recognizes approximately 70% of its annual net earnings in the second and third quarters of its fiscal year.  Inventory levels increase in March through June in anticipation of the peak shipping season. The majority of shipments are made between June and August and the majority of cash receipts are collected from August through October.

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold and general economic conditions.  Results for any quarter are not indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

See Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for certain unaudited consolidated quarterly financial data for 2007 and 2006.

RESULTS OF OPERATIONS - FISCAL YEAR 2007 AS COMPARED TO FISCAL YEAR 2006

Net Sales

Net sales increased 4.2% to $211.6 million from $203.0 million in 2006.  The increase in net sales in 2007 is attributed to balanced organic growth within the educational and commercial segments, as no material acquisitions or divestitures occurred in the respective periods.  Shipments to destinations beyond North America were more than 12% of net sales in 2007, growing 17% compared to 2006, aided by the declining value of the U.S. dollar versus other international currencies.

Net sales in the educational segment, totaling $178.2 million, increased 4.3% in 2007 from $170.9 million in 2006.  The commercial segment recorded net sales of $33.4 million in 2007, increasing 3.9% compared to $32.1 million in 2006.

Gross Profit

Gross profit for 2007 increased 6.3% to $82.0 million from $77.1 million in 2006.  The increase in gross profit for 2007 is primarily attributable to (i) the 4.2% increase in net sales, (ii) proportionate increases in higher-margin proprietary items within the sales mix, and (iii) a $.4 million recovery related to an historical insurance claim in the educational segment.  The gross profit margin increased to 38.7% in 2007 from 38.0% in 2006.

The educational segment gross profit for 2007 increased 6.3% to $72.5 million from $68.2 million in 2006.  The educational segment gross profit margin increased to 40.7% in 2007 from 39.9% in 2006, including the impact of the insurance recovery.  The commercial segment gross profit for 2007 increased 4.8% to $13.5 million from $12.9 million in 2006.  The commercial segment gross profit margin increased to 40.4% in 2007 from 40.1% in 2006.  The segment gross profits and margins discussed herein exclude freight costs incurred in the procurement of inventories and shipment of customer orders.

Selling and Administrative Expense

Selling and administrative expense for 2007 increased 1.2% to $46.9 million from $46.4 million in 2006.  As a percent of net sales, selling and administrative expense decreased to 22.2% in 2007 from 22.9% in 2006.  Expenses included in this total are advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for 2007 were impacted by an: (i) increase in salaries and wages of $1.5 million, or 5.6%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; (ii) increase in group health costs of $.3 million; and (iii) increase in occupancy cost of a facility in Fort Atkinson of $.3 million due to enhanced facility utilization.  Factors that affected the 2006 selling and administrative expenses that did not recur in 2007 include: (i) professional fees related to consideration of a 2006 merger proposal from Geneve totaling $.5 million; and, (ii) recognition of deferred expenses related to the curtailment of certain retirement benefits and the partial settlement of certain retirement obligations of the Company’s defined benefit plan of $1.3 million.

The Company recorded $.1 million in compensation expense for each of 2007 and 2006 related to grants of stock options to certain employees and directors.

The Company incurred and paid expenses of $1.0 million and $.9 million to Geneve for certain administrative services in 2007 and 2006, respectively.

Interest Expense

Interest expense decreased 14.9% to $1.4 million in 2007, compared to $1.6 million in 2006.  The decrease in interest expense is primarily due to the 55% lower average principal balance outstanding during 2007 compared to 2006, partially offset by an increase in the weighted average interest rates on the Company’s debt to 7.0% in 2007, compared to 6.6% in 2006.  The decline in the average principal balance outstanding is related to the Company’s use of cash flows to lower the outstanding balance on its primary line of credit throughout 2007.

The weighted average interest rates under the Company’s credit facilities were 6.8% and 6.9% at December 31, 2007 and 2006, respectively.

Other, Net

Other, Net for 2007 decreased to $1.4 million from $1.7 million in 2006, primarily due to changes in investment income.  In 2007, an average monthly balance in investments, including marketable securities and partnerships, of $19.1 million yielded a 7.1% average rate of return.  In 2006, an average monthly balance in investments of $13.8 million yielded a 13.5% average rate of return.

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

The income tax provision for 2007 was $11.6 million compared to $7.0 million in 2006.  These tax provisions reflect effective tax rates of 33.0% and 22.8% for 2007 and 2006, respectively.  The increase in the effective tax rate from 2006 to 2007 is primarily due to a $5.5 million decrease in 2006 in the valuation allowance for deferred tax assets related to NOLs utilized.  The reduction in the valuation allowance in 2006 was significantly related to increased Federal taxable income from certain transactions consummated in December 2006 (see Note 13 to the Notes of the Consolidated Financial Statements included in Item 8 of this Form 10-K).  Although the reported earnings for 2007 and 2006 are shown after-tax, approximately $1.3 million and $14.2 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these NOLs  All remaining NOLs that did not otherwise expire on December 31, 2006 were fully utilized in the first quarter of 2007.  In 2007, the tax provision reflects the benefit of $1.2 million in alternative minimum tax credits related to such tax payments made in years 2000 and earlier, for which no deferred tax asset had previously been recorded.  Other items causing differences between the statutory tax rate and the effective tax rate relate to foreign and state income taxes.  At December 31, 2007, the Consolidated Balance Sheet contains a net deferred tax asset of $8.1 million.

RESULTS OF OPERATIONS - FISCAL YEAR 2006 AS COMPARED TO FISCAL YEAR 2005

Net Sales

Net sales increased 7.5% to $203.0 million from $188.8 million in 2005.  The increase in net sales in 2006 is attributed to organic growth within the educational and commercial segments, as no material acquisitions or divestitures occurred in the respective periods.  Shipments to destinations beyond North America exceeded 10% of net sales in 2006, growing 27% compared to 2005.

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

The educational segment gross profit for 2006 increased 8.9% to $68.2 million from $62.6 million in 2005.  The educational segment gross profit margin increased to 39.9% in 2006 from 39.7% in 2005.  The commercial segment gross profit for 2006 increased 5.9% to $12.9 million from $12.2 million in 2005.  The commercial segment gross profit margin increased to 40.1% in 2006 from 39.1% in 2005.  The segment gross profits and margins discussed herein exclude freight costs incurred in the procurement of inventories and shipment of customer orders.

Selling and Administrative Expense

Selling and administrative expense for 2006 increased 6.4% to $46.4 million from $43.6 million in 2005.  As a percent of net sales, selling and administrative expense decreased to 22.9% in 2006 from 23.1% in 2005.  Expenses included in this total are advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expense for 2006 was impacted by the following: (i) an increase in salaries and wages of $1.8 million, or 7.0%, as a result of increases in annual employee compensation, employee performance incentives and the number of employees; (ii) professional fees related to consideration of a merger proposal from Geneve totaling $.5 million; (iii) an increase in group health costs of $.5 million; and (iv) recognition of deferred expenses related to the curtailment of certain retirement benefits and the partial settlement of certain retirement obligations of the Company’s defined benefit plan of $1.3 million.

The Company recorded $.1 million and $.4 million in compensation expense for 2006 and 2005, respectively, related to grants of stock options to certain employees and directors.

The Company incurred and paid expenses of $.9 million to Geneve for certain administrative services in 2006 and 2005.

Interest Expense

Interest expense increased 20.4% to $1.6 million in 2006, compared to $1.4 million in 2005.  The increase in interest expense is primarily due to the increase in the weighted average interest rates on the Company’s debt to 6.6% in 2006, compared to 4.9% in 2005.

The weighted average interest rates under the Company’s credit facilities were 6.9% and 5.8% at December 31, 2006 and 2005, respectively.

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

The income tax provision for 2006 was $7.0 million compared to $9.3 million in 2005.  These tax provisions reflect effective tax rates of 22.8% and 34.3% for 2006 and 2005, respectively.  The decrease in the effective tax rate from 2005 to 2006 is primarily due to a $5.5 million decrease in the valuation allowance for deferred tax assets related to NOLs utilized in 2006 as compared to a decrease in the valuation allowance of $1.2 million in 2005.  The reduction in the valuation allowance in 2006 primarily related to increased Federal taxable income from certain transactions consummated in December 2006 (see Note 13 to the Notes of the Consolidated Financial Statements included in Item 8 of this Form 10-K).  Although the reported earnings for 2006 and 2005 are shown after-tax, approximately $14.2 million and $8.0 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these NOLs.  Except for Federal alternative minimum tax obligations arising from limitations on the utilization of NOLs in 2006 and future years, the Company anticipates that the utilization of the available NOLs to offset future Federal taxable income will partially reduce the amount of cash resources the Company will use to pay Federal income taxes in 2007.  Other items causing differences between the statutory tax rate and the effective tax rate relate to foreign and state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had working capital of $77.4 million, increasing from $65.4 million at December 31, 2006.  Cash and cash equivalents decreased $.2 million in 2007, ending the year at $5.6 million.  Cash and cash equivalents increased $4.0 million in 2006, ending the year at $5.8 million.  The change in cash and cash equivalents during 2007 as compared to 2006 is primarily due to the following activities:

▪

The Company generated cash of $20.5 million, $28.1 million and $22.8 million from operations during 2007, 2006 and 2005, respectively.  The decrease in cash generated from operations in 2007 compared to 2006 was principally the result of: (i) a $4.8 million increase in inventory, related to strategic purchasing plans and planned increases in manufactured proprietary product finished goods; and (ii) increased investments in other components of working capital.

The increase in cash generated from operations in 2006 compared to 2005 was principally the result of a $5.9 million increase in net earnings.

▪

The Company used $13.1 million of cash and cash equivalents for investing activities in 2007, compared to $5.0 million in 2006.  In 2007, the Company used: (i) $.7 million of cash to complete the construction of a new manufacturing facility in Fort Atkinson; (ii) $1.0 million of cash for initial construction costs of a $2.6 million building upgrade in Fort Atkinson, (iii) net cash of $3.5 million for investments in marketable securities; (iv) $2.0 million of cash to increase its investment in an investment limited partnership; and (v) $4.3 million of cash for other long-term investments.  In 2006, the Company used cash of approximately $2.6 million to construct a new 60,000 square foot manufacturing facility in Fort Atkinson.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $2.1 million and $2.4 million in 2007 and 2006, respectively.

No material business acquisitions occurred in 2007 or 2006.

▪

Financing activities used $7.6 million and $19.1 million of cash and cash equivalents in 2007 and 2006, respectively.  In 2007, net reductions in principal balances of long-term debt totaled $3.3 million, comprised of: (i) a $3.0 million reduction in the Company’s primary credit facility; and (ii) a $.3 million reduction in mortgage credit agreements.  In 2006, the net principal payments on debt of $12.7 million were due to: (i) a decrease of $13.5 million in the amounts outstanding on the Company’s primary credit facility; (ii) cash proceeds of $1.4 million from the final borrowings made under the construction loan related to the new Simulaids facility; and (iii) a decrease of $.6 million in amounts outstanding under existing mortgage credit agreements.

In 2007, the Company received proceeds from the exercise of stock options of $4.3 million, compared to $.2 million in stock option exercise proceeds in 2006.

In 2006, the Company entered into an agreement to transfer ownership of the land and buildings that comprised the former Simulaids office and manufacturing facility for cash of $.4 million and a $1.6 million, 5-year note receivable bearing an interest rate of 6%.  The transaction does not currently meet sale recognition criteria for sale/leaseback transactions, and as such the $.4 million of proceeds received in 2006 are reflected in cash, and as a component of other long-term accruals, at December 31, 2006 (see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K).  The Other Long-Term Accrual related to this transaction was $.4 million at each of December 31, 2007 and 2006.

In 2006, the Company entered into an agreement to transfer ownership of certain intangible assets for cash of $2.0 million and an $8.0 million, 15-year note receivable bearing an interest rate of 5%, with principal amortizing over the term of the note  The transaction does not meet sale recognition criteria for U.S. GAAP purposes, and as such the $2.0 million of proceeds received in 2006 are reflected in cash, and as a component of other long-term accruals, at December 31, 2006 (see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K).  The Other Long-Term Accrual related to this transaction was $2.0 million and $2.0 million at December 31, 2007 and 2006, respectively.

In 2006, the Company used $.4 million to repurchase and retire approximately 43,000 shares of Common Stock at an average price of $8.06 per common share.

In each of 2007 and 2006, the Company paid aggregate dividends of $8.6 million on the Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility. The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  At December 31, 2007, the Revolving Credit Facility has a committed weighted average rate of interest (including applicable margins) of approximately 6.6%.  Such rate commitment expires in January 2008.  At March 14, 2008, the interest rate on then-current outstanding balances was set at 3.85% for a period of ninety days.

The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of December 31, 2007.

Subsequent to December 31, 2007, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.  As a result of this amendment, the Company has classified amounts due under the Revolving Credit Facility as long-term at December 31, 2007.

Minimum contractual obligations at December 31, 2007 are as follows (in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$9.0	$.3	$1.0	$.7	$7.0
Operating lease commitments	1.7	.3	1.0	.4	-
Other long term commitments	12.8	1.0	3.1	1.9	6.8
	$23.5	$1.6	$8.1	$3.0	$10.8

In 2008, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to approximate $2.3 million.  In addition, the Company anticipates capital expenditures of $1.6 million for the completion of a building remodeling project in Fort Atkinson.

In the first quarter of 2007, the Company completed construction of a 60,000 square foot manufacturing facility on its existing land in Fort Atkinson for Nasco’s plastics operations at a construction cost of $3.6 million.  The Company funded the capital expenditures through cash and its primary debt facility.  The new facility replaces 45,000 square feet of manufacturing space previously under a lease that expired at the end of 2006.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in 2007, 2006 and 2005.

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

Deferred Income Taxes - The Company accounts for income taxes under the asset and liability method, wherein deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Goodwill - The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination. The Company evaluated its goodwill at December 31, 2007 and 2006, and determined that there was no impairment of goodwill.

Defined Benefit Plans - The Company accounts for the benefits under its defined benefit pension plan using actuarial models required by SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”).  These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases.  The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the statement of earnings effects of pension benefits are earned, and should be expensed  in the same pattern.

In calculating the net periodic benefit cost and the related benefit obligation, the Company is required to select certain actuarial assumptions.  These assumptions include discount rate, expected return on plan assets and rate of compensation increase.  The discount rate assumptions reflect the prevailing market rates for long-term, high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due.  The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plan’s assets, as well as future estimates of long-

term investment returns, to develop its assumptions of the expected return on plan assets.  The rate of compensation increase is based on historical experience and the Company’s long-term plans for such increases.

In 2006, the Company increased its pension liability by $1.1 million relating to the funded status of the defined benefit pension plan as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).

In  2005, a 25 basis point decline in the discount rate assumptions caused a decrease in the funded status of the Company’s pension plan.  No change in the discount rate assumption was made in 2006.  In 2007, a 25 basis point increase in the discount rate assumption caused an increase in the funded status of the Company’s pension plan.  The accumulated benefit obligation of the Company’s pension plan exceeded the fair market value of the plan assets at December 31, 2007 and 2006.  As required by SFAS No. 87, the Company recorded a minimum pension liability and recognized related non-cash, after-tax, net charges of $.5 million and $.6 million to the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings in the fourth quarters of 2006 and 2005, respectively.  These charges did not impact the Company’s pension expense, earnings or cash contribution requirements in 2006 or 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”),  which allows an entity to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial position or results of operations, when adopted.

In September 2006, the FASB issued SFAS No. 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS No. 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently reviewing the requirements of SFAS No. 157 and, at this point, has not determined what impact, if any, SFAS No. 157 will have on the Company’s financial position or results of operations, when adopted.

In September 2006, the FASB issued SFAS No. 158,  Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R) (“SFAS No. 158”).  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet.  This statement amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans

and for Termination Benefits (“SFAS No. 88”), SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), and SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.  Upon initial application of this statement and subsequently, an employer should continue to apply the provisions in SFAS No. 87, SFAS No. 88, and SFAS No. 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  The Company was required to adopt SFAS No. 158 as of December 31, 2006.  As a result of adoption, the Company recognized an increase in accrued pension liabilities of $1.1 million, an increase in Accumulated Other Comprehensive Loss of $.7 million, and an increase in deferred tax assets of $.4 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  The Company adopted the provisions of SAB No. 108 as of December 31, 2006.  The adoption of SAB No. 108 did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“Interpretation No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of Interpretation No. 48 on January 1, 2008, and the adoption did not have a material impact on the Company’s financial statements (see Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and debt.  As described below, credit risk, market risk and interest rate risk are the primary sources of risk in the Company’s accounts receivable, investments and debt.

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in 2007, 2006 or 2005.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Market Risk:  The Company’s exposure to market risk relates to the quality of holdings of its limited partnership investments.  The fair market value of the limited partnerships’ investments is subject to increases or decreases in value resulting from the performance of the securities issuers, from upgrades or downgrades in the credit worthiness of the securities issuers and from changes in general market conditions.  The Company seeks to manage its exposure to market risk by investing in accordance with standards established by the Investment Committee of the Board of Directors.  The standards of the Investment Committee are: (i) preservation of capital; (ii) provision of adequate liquidity to meet projected cash requirements; (iii) minimization of risk of principal loss through diversified short and medium term investments; and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2008 by approximately $.1 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding on the Company’s primary credit facility in 2008.

QUANTITATIVE

The Company’s debt as of December 31, 2007 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$8.7
Weighted average interest rate	6.8%	6.8%
Fair market value	$.3	$8.7

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates.  The carrying value of the Company’s other long-term accruals approximates fair value because the Company has no reason to believe that the value of the related long-term assets will increase or decrease from the sales prices thereof at their respective transaction dates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, together with the related Notes to the Consolidated Financial Statements and report of the independent registered public accounting firm, are set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Aristotle Corporation:

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP

Milwaukee, Wisconsin

March 27, 2008

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except share and per share data)

Assets	2007	2006

Current assets:
Cash and cash equivalents	$5,604	5,814
Marketable securities	3,335	-
Investments	18,150	14,586
Accounts receivable, less allowance for doubtful receivables of
$415 and $514 at December 31, 2007 and 2006, respectively	15,631	15,458
Inventories	42,297	37,487
Prepaid expenses and other	9,071	8,123
Income taxes receivable	540	-
Deferred income taxes	2,484	4,051
Total current assets	97,112	85,519

Property, plant and equipment, at cost	37,467	34,311
Less accumulated depreciation and amortization	(9,991)	(8,885)
Net property, plant and equipment	27,476	25,426

Goodwill	14,476	13,860
Deferred income taxes	5,646	8,188
Investments	4,279	-
Other assets	446	328
Total assets	$149,435	133,321

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$305	287
Trade accounts payable	10,500	9,440
Accrued expenses	6,765	6,729
Income taxes	-	1,478
Accrued dividends payable	2,156	2,159
Total current liabilities	19,726	20,093

Long-term debt, less current installments	8,655	11,985
Long-term pension obligations	2,944	4,469
Other long-term accruals	2,429	2,383
Total liabilities	33,754	38,930

Stockholders’ equity:
Preferred stock, Series I, $6.00 stated value; $.01 par value;
2,400,000 shares authorized, 1,081,427 and 1,100,122 shares issued and outstanding
at December 31, 2007 and 2006, respectively	6,489	6,601
Preferred stock, Series J, $6.00 stated value; $.01 par value;
11,200,000 shares authorized, 10,984,971 issued and outstanding	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,946,705 and
17,248,284 shares issued and outstanding at December 31, 2007 and 2006, respectively	179	172
Additional paid-in capital	7,580	3,106
Retained earnings	34,964	20,057
Accumulated other comprehensive income (loss)	709	(1,305)
Total stockholders’ equity	115,681	94,391
Total liabilities and stockholders’ equity	$149,435	133,321

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share data)
	2007	2006	2005

Net sales	$211,550	202,978	188,769
Cost of sales	129,590	125,906	117,219
Gross profit	81,960	77,072	71,550

Selling and administrative expense	46,929	46,392	43,620
Earnings from operations	35,031	30,680	27,930

Other expense (income):
Interest expense	1,403	1,648	1,369
Interest income	(131)	(44)	(34)
Other, net	(1,372)	(1,737)	(593)
	(100)	(133)	742
Earnings before income taxes	35,131	30,813	27,188

Income taxes:
Current	7,441	4,420	2,447
Deferred	4,157	2,592	6,884
	11,598	7,012	9,331
Net earnings	23,533	23,801	17,857

Preferred dividends	8,626	8,635	8,635
Net earnings applicable to common stockholders	$14,907	15,166	9,222

Earnings per common share:
Basic	$.84	.88	.54
Diluted	$.84	.87	.53

Weighted average common shares outstanding:
Basic	17,651,361	17,263,675	17,167,769
Diluted	17,669,161	17,508,631	17,393,966

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings
Years ended December 31, 2007, 2006 and 2005
(in thousands)

						Retained	Accumulated
		Preferred	Preferred		Additional	earnings	other	Total
	Comprehensive	Stock	Stock	Common	paid-in	(accumulated	comprehensive	stockholders’
	earnings (loss)	Series I	Series J	Stock	capital	deficit)	earnings (loss)	equity
Balance, January 1, 2005		$6,580	65,760	171	2,310	(4,331)	170	70,660
Net earnings	$17,857	-	-	-	-	17,857	-	17,857
Exercise of stock options, including related tax benefit	-	21	-	1	380	-	-	402
Stock option compensation	-	-	-	-	429	-	-	429
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(561)	-	-	-	-	-	(561)	(561)
Foreign currency translation adjustment	294	-	-	-	-	-	294	294
Comprehensive earnings	$17,590
Preferred dividends		-	-	-	-	(8,635)	-	(8,635)
Balance, December 31, 2005		6,601	65,760	172	3,119	4,891	(97)	80,446
Net earnings	$23,801	-	-	-	-	23,801	-	23,801
Exercise of stock options, including related tax benefit	-	-	-	-	214	-	-	214
Stock option compensation	-	-	-	-	123	-	-	123
Retirement of shares	-	-	-	-	(350)	-	-	(350)
Adjustment to initially apply SFAS 158, net of tax	-	-	-	-	-	-	(667)	(667)
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(535)	-	-	-	-	-	(535)	(535)
Foreign currency translation adjustment	(6)	-	-	-	-	-	(6)	(6)
Comprehensive earnings	$23,260
Preferred dividends		-	-	-	-	(8,635)	-	(8,635)
Balance, December 31, 2006		6,601	65,760	172	3,106	20,057	(1,305)	94,391
Net earnings	$23,533	-	-	-	-	23,533	-	23,533
Exercise of stock options, including related tax benefit	-	15	-	6	4,256	-	-	4,277
Stock option compensation	-	-	-	-	92	-	-	92
Conversion of Series I preferred stock into common stock		(127)		1	126			-
Other comprehensive earnings (loss):
Retirement benefit adjustments, net of tax	25	-	-	-	-	-	25	25
Unrealized loss on securities available for sale, net of tax	(146)						(146)	(146)
Foreign currency translation adjustment	2,135	-	-	-	-	-	2,135	2,135
Comprehensive earnings	$25,547
Preferred dividends		-	-	-	-	(8,626)	-	(8,626)
Balance, December 31, 2007		$6,489	65,760	179	7,580	34,964	709	115,681

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(in thousands)
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$23,533	23,801	17,857
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,927	1,905	1,820
Stock option compensation	92	123	429
(Gain) loss on sale of property, plant and equipment	3	-	(2)
Loss on sale of securities	206	-	-
Earnings in equity method investment	(1,564)	(1,730)	(598)
Deferred income taxes	6,092	2,592	6,884
Excess tax benefits from stock –based compensation	(1,984)	(32)	(94)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(173)	(928)	(1,938)
Inventories	(4,810)	(1,908)	(2,223)
Prepaid expenses and other	(948)	(97)	(1,361)
Other assets	(753)	(1)	(9)
Trade accounts payable	1,060	427	1,821
Accrued expenses and other liabilities	(641)	2,317	(321)
Accrued pension obligations	(1,525)	1,585	580
Net cash provided by operating activities	20,515	28,054	22,845

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,293)	(4,971)	(6,654)
Proceeds from the sale of property, plant and equipment	6	-	7
Purchases of investments	(6,279)	-	(8,200)
Purchases of marketable securities	(4,171)	-	-
Proceeds from the sale of marketable securities	630	-	-
Net cash used in investing activities	(13,107)	(4,971)	(14,847)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,000	9,382	11,443
Principal payments on long-term debt	(10,312)	(22,066)	(11,549)
Proceeds from issuance of stock under stock option plans	4,277	214	402
Proceeds from transfer of ownership of certain assets	46	2,383	-
Cash paid for retirement of common stock	-	(350)	-
Preferred dividends paid	(8,629)	(8,635)	(8,634)
Net cash used in financing activities	(7,618)	(19,072)	(8,338)

Net increase (decrease) in cash and cash equivalents	(210)	4,011	(340)

Cash and cash equivalents at beginning of year	5,814	1,803	2,143
Cash and cash equivalents at end of year	$5,604	5,814	1,803

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

(1)

Organization and Financial Statement Presentation

These consolidated financial statements include the accounts of The Aristotle Corporation (“Aristotle”) and its subsidiaries (together with Aristotle, the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles.  The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products.  A selection of more than 80,000 items is offered, primarily through more than 49 catalogs carrying the brands of Nasco, Life/Form, Whirl-Pak, Simulaids, Triarco, Spectrum Educational Supplies, Hubbard Scientific, Scott Resources, Haan Crafts, To-Sew, CPR Prompt, Ginsberg Scientific and Summit Learning.

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at December 31, 2007 and 2006.

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

(c)

Translation of Financial Statements Denominated in Foreign Currencies

The assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates and the related statements of earnings are translated at the average exchange rates for the respective years.  Gains or losses resulting from translating foreign currencies are recorded as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the Company’s local currency) are included in net earnings, but are not significant in the years presented.

(d)

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying values of the Company’s trade receivables and trade payables approximate fair value due to their short maturities.  The carrying value of the Company’s debt approximates fair value because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates and as such the effective interest rates on the obligations approximate the Company’s current cost of borrowing of similar amounts on similar terms.  The carrying values of marketable securities are at market value as of the balance sheet date.  The carrying value of the Company’s other long-term accruals approximates fair value because the Company has no reason to believe that the value of the related long-term assets will increase or decrease from the sales prices thereof at their respective transaction dates.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

A substantial portion of the Company’s sales are either direct to educational institutions or to distributors.  Management believes that the credit risk is limited due to the significant number of customers and their geographic dispersion.

(e)

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers debt securities with original maturities of three months or less to be cash equivalents.  Cash equivalents consist of money market accounts totaling $1,441, $2,137 and $51 at December 31, 2007, 2006 and 2005, respectively.

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

(g)

Marketable Securities

The Company invests in marketable securities, which the Company classifies as available-for-sale. The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income (loss) within Stockholders’ Equity.  The Company invested $4,171 in marketable securities and realized proceeds of $630 from the sale of marketable securities during the year ended December 31, 2007.

The carrying value of the marketable equity securities at December 31, 2007 was $3,335.  Net unrealized losses, net of tax, included in accumulated other comprehensive income (loss) was $146 at December 31, 2007.

Gross unrealized losses on marketable securities, and the fair value of the related securities, were $339 and $2,418, respectively, at December 31, 2007.  The unrealized loss position for each of these marketable securities has been continuous for less than 12 months.  Management has determined that the unrealized losses on the Company’s marketable securities at December 31, 2007 are temporary in nature.  The Company conducts periodic reviews to identify and evaluate investments that have indications of possible other-than-temporary impairment.  Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been below costs; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

(h)

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership in which the Company is currently invested is

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income, net within the Consolidated Statements of Earnings. Equity earnings amounted to $1,571, $1,730 and $598 for 2007, 2006 and 2005, respectively.  At December 31, 2007 and 2006, the net book value (and estimated fair value) of this investment was $16,157 and $14,586, respectively.  At December 31, 2007 and 2006, the assets of this limited partnership were invested in U.S Treasury bills.

In December 2007, the Company invested $2,000 in another limited partnership, the general partner of which is an affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  The Company’s investment herein is also accounted for under the equity method of accounting.  Equity losses from this investment were $7 in 2007.  At December 31, 2007, the net book value (and estimated fair value) of this investment was $1,993.  At December 31, 2007, the assets of this limited partnership were invested primarily in a portfolio of common and preferred marketable equity securities.

In 2007, the Company invested $4,279 to acquire a 4.6% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  The Company accounts for the investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At December 31, 2007, the accrued and unpaid preferred return was $160.

(i)

Inventories

Inventories are stated at the lower of cost (principally determined on a first-in, first-out basis) or net realizable value.

(j)

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

(k)

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, and accumulated amortization were $15,206 and $730, respectively, at December 31, 2007 and $14,590 and $730, respectively, at December 31, 2006.  Goodwill of $63 was recorded in connection with the acquisition consummated in 2006 (see Note 3).  The remaining increase of $616 and reduction of $2 in 2007 and 2006, respectively, relates to foreign currency translation.  At December 31, 2007, goodwill attributable to the educational and commercial segments was $14,413 and $63, respectively.  At December 31, 2006, goodwill attributable to the educational and commercial segments was $13,797 and $63, respectively.

The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections. Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination.  At December 31, 2007 and 2006, the Company evaluated goodwill and determined that no impairment existed.

(l)

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

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Prior to December 31, 2006, a valuation allowance had been established for the portion of the deferred tax assets, primarily Federal net operating tax loss carryforwards (“NOLs”), which were expected to expire unutilized based on the level of historical taxable income, projections for future taxable income over the periods in which the NOLs are deductible, and allowable tax planning strategies. Prior to December 31, 2006, the Company executed certain transactions that resulted in taxable income in 2006 (see Note 13) and, accordingly, utilized certain NOLs that were previously expected to expire unutilized.  Certain NOLs, for which a full valuation allowance existed at

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

December 31, 2005, either were utilized or expired prior to or on December 31, 2006, and therefore, were no longer included in the Company’s inventory of deferred income taxes at that date.  NOLs that were to expire on dates beyond December 31, 2006 were fully utilized in 2007.

(m)

Stock Options

The Company accounts for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123R”), which provides for the fair value of stock options granted to employees and directors to be measured at the date of grant and recognized as expense over the service period, which is usually the vesting period of the grant.  Under SFAS No. 123R, the Company recognizes the fair value of stock options granted as an expense within its Consolidated Statements of Earnings using the straight-line method.  Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. The adoption did not have a material effect on the Company’s financial statements since the Company had been expensing share-based awards granted after January 1, 2002 under the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

(n)

Revenue Recognition

Customarily applying FOB-shipping point terms, the Company recognizes revenue upon shipment of products to its customers, which corresponds to the time when risk of ownership transfers.  The point of shipment may be from a Company distribution center or from a vendor’s location as a drop shipment.  All drop shipment sales are recorded at gross selling price.

(o)

Shipping and Handling Costs

The Company records amounts billed to customers for shipping and handling in net sales, records the freight costs incurred for delivery of product in cost of sales and primarily records all other costs incurred in the handling of customer orders in selling and administrative expense.

(p)

Research and Development Costs

The Company expenses research and development costs as incurred.  Research and development costs were approximately $983, $1,026 and $785 in 2007, 2006 and 2005, respectively.

(q)

Advertising Costs

Substantially all of the Company’s advertising is through the mailing of catalogs.  The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, the cost of which is capitalized and amortized over its expected period of future benefits.  Direct-response advertising consists primarily of direct costs, less applicable vendor rebates, for catalog publications of the Company’s products.  The capitalized costs of advertising are typically amortized using the straight-line method over the one-year period following the publication of the catalog.  In years subsequent to 2007, the capitalized costs of advertising will be amortized over each respective catalog year (generally a one-year term) using the ratio of current period revenues to the total of current and future period revenues for each catalog.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

At December 31, 2007 and 2006, $6,755 and $6,384, respectively, of direct-response advertising costs were reported as prepaid expenses and other.  Advertising costs expensed were approximately $10,076, $9,900 and $9,903 in 2007, 2006 and 2005, respectively.

(r)

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

Earnings per common share are computed based on the following weighted average number of common shares outstanding during the year ended December 31:

	2007	2006	2005
Weighted average common shares-basic	17,651,361	17,263,675	17,167,769
Effect of dilutive stock options	17,800	244,956	226,197
Weighted average common shares-diluted	17,669,161	17,508,631	17,393,966

Shares of Common Stock available for issuance upon conversion of the 1,100,122 and 1,100,122 shares of Series I Preferred Stock outstanding at December 31, 2006 and 2005, respectively, were not dilutive and, therefore, have not been included in the computations of diluted earnings per common share amounts.  Conversion rights for the Series I Preferred Stock expired on September 14, 2007.

(s)

Taxes Collected from Customers

The Company accounts for the presentation of taxes in accordance with Emerging Issue Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF Issue No. 06-3”).  EITF reached a consensus that the scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The Company currently records its sales net of any value added or sales tax.

(t)

Reclassifications

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

date of such acquisition.  The purchase price allocation resulted in goodwill of $63 attributable to the commercial segment.  The sales and income from this acquisition were not material to the Company’s 2006 results from operations.

(4)

Inventories

The classification of inventories at December 31 is as follows:

	2007	2006
Raw materials	$7,028	6,281
Work in process	1,601	1,552
Finished goods	6,754	4,010
Catalog merchandise	28,261	26,925
Less inventory reserves	(1,347)	(1,281)
Net inventories	$42,297	37,487

(5)

Prepaid Expenses and Other

A summary of prepaid expenses and other at December 31 is as follows:

	2007	2006
Prepaid catalog costs	$6,755	6,384
Other	2,316	1,739
Total prepaid expenses and other	$9,071	8,123

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

(6)

Property, Plant and Equipment, at Cost

A summary of property, plant and equipment, at cost, at December 31 is as follows:

	2007	2006
Land and improvements	$2,515	2,343
Buildings and improvements	25,002	21,034
Machinery, furniture and equipment	8,513	7,878
Leasehold improvements	180	180
Construction in progress	1,257	2,876
Total property, plant and equipment, at cost	$37,467	34,311

During 2007 and 2006, the Company removed from its property, plant and equipment accounts approximately $1,105 and $1,755, respectively, of fully depreciated equipment still in use.

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

In 2007, the Company completed construction of a 60,000 square foot manufacturing facility on its existing land in Fort Atkinson for Nasco’s plastics operations.  The new facility replaces 45,000 square feet of leased manufacturing space.  The Company has incurred $1,010 and $2,614 of capital expenditures in 2007 and 2006, respectively, related to the construction of this facility.

(7)

Accrued Expenses

A summary of accrued expenses at December 31 is as follows:

	2007	2006
Payroll and employee benefits	$4,563	4,372
Property, sales and other taxes	416	398
Other	1,786	1,959
Total accrued expenses	$6,765	6,729

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

(8)

Long-term Debt

A summary of the Company’s long-term debt as of December 31 is as follows:

	2007	2006
$45,000 Revolving Credit Facility; interest payable on various dates at variable rates based on Prime or LIBOR plus applicable
margins (6.60% at December 31, 2007); expires January 31, 2013;
collateralized by certain accounts receivable, inventories, and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain
subsidiary limited liability companies	$3,000	6,000
Mortgages, monthly payments of $61, with interest payable at various rates (6.5%-6.975% at December 31, 2007); final
payments due on various dates through 2015; collateralized
by certain real estate	5,960	6,272
Long-term debt	8,960	12,272
Less current installments	(305)	(287)
Long-term debt, less current installments	$8,655	11,985

The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for potential acquisitions of businesses similar in nature to the Company’s current business segments.  The Company also pays a quarterly commitment fee on unborrowed funds (.25% at December 31, 2007).

The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of December 31, 2007.

In February 2008, the Company entered into an amendment to the Revolving Credit Facility.  The amendment principally provides for an extension of the agreement (due to have expired on October 15, 2008) to January 31, 2013, with revised pricing, reporting and covenant terms.  As a result of the amendment, the Company reports the entire balance outstanding at December 31, 2007 as long-term.

In October 2006, the Company converted a $4,300 construction loan to fund the construction of an 80,000 square foot office and manufacturing facility into a 10-year mortgage loan.  Fixed principal and interest payments are payable monthly at the lower of the mortgage lender’s prime rate (7.25% at December 31, 2007), or one month LIBOR rate plus a margin of 175 basis points (6.975% at December 31, 2007).  At December 31, 2007, $4,073 is outstanding under the mortgage loan.

The Company has available a $200 unsecured line of credit facility to support letters of credit for merchandise procurement.  At December 31, 2007 and 2006, the line of credit had no balance outstanding.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

Aggregate annual maturities of long-term debt as of December 31, 2007 are as follows:

Years ending December 31,
2008	$305
2009	310
2010	317
2011	323
2012	331
Thereafter	7,374
$8,960

(9)

Income Taxes

A summary of the components of earnings before income taxes for the years ended December 31 is as follows:

	2007	2006	2005

U.S.	$32,760	28,004	25,456
Foreign	2,371	2,809	1,732
	$35,131	30,813	27,188

The provision for income taxes for the years ended December 31 consists of the following:

	2007	2006	2005
Current:
U.S. Federal	$5,212	807	453
Foreign	867	999	623
State	1,362	2,614	1371
	7,441	4,420	2,447
Deferred:
U.S. Federal	4.012	3,370	6,792
Foreign	(1)	3	19
State	146	(781)	73
	4,157	2,592	6,884
	$11,598	7,012	9,331
Effective tax rate	33.0%	22.8%	34.3%

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

A reconciliation of the Company’s actual effective tax rate and the U.S. Federal statutory income tax rate on earnings before income taxes for the years ended December 31 is as follows:

	2007	2006	2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefits	2.5%	3.9%	3.3%
Decrease in valuation allowance	-	(17.8%)	(4.4%)
AMT credits	(3.3%)	-	-
Manufacturing deduction	(0.8%)	-	-
Other	(0.4%)	1.7%	.4%
Effective tax rate	33.0%	22.8%	34.3%

In 2007, the tax provision reflects the benefit of $1,165 in alternative minimum tax credits related to such tax payments made in years 2000 and earlier, for which no deferred tax asset had previously been recorded.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31 are presented below:

	2007	2006
Deferred tax assets:
Accounts receivable	$161	43
Inventories	1,010	908
Plant and equipment	635	657
Employee benefits	1,162	1,764
Accrued expenses	1,250	1,826
Federal net operating tax loss carryforwards	-	1,274
Alternative minimum tax credit carryforwards	624	2,125
Transfer of tradename	3,842	3,949
Other carryforwards and credits	33	113
Total gross deferred tax assets	8,717	12,659
Deferred tax liabilities:
Goodwill and other intangibles	(587)	(420)
Net deferred tax assets	$8,130	12,239

Classification of net deferred taxes in Consolidated Balance Sheets:
Current net deferred tax asset	$2,484	4,051
Non-current net deferred tax asset	5,646	8,188
	$8,130	12,239

In 2006, the valuation allowance related to Federal net operating tax loss carryforwards (“NOLs”) was reduced by $5,468 related to increased NOLs utilization from higher taxable income in 2006 primarily generated from transactions consummated in December 2006 (see Note 13), and $1,032 was related to

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

NOLs that expired on December 31, 2006.  At December 31, 2007, there was no valuation allowance.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2007.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN No. 48”).  FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The Company did not have any uncertain income tax positions or unrecognized tax benefits at the date of adoption and, as such, the adoption did not have any impact on the Company’s financial position or results of operations. The Company has not recognized any additional liabilities for uncertain tax positions or unrecognized tax benefits during 2007.  The Company and its qualifying domestic subsidiaries are included in the Federal income tax return and certain state income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with a tax sharing agreement with Geneve and payments for Federal and certain state income taxes are made to Geneve.  The Internal Revenue Service is currently auditing Geneve’s consolidated 2004 and 2005 Federal income tax returns, which include the Company.  The Company anticipates that this examination will be completed within the next twelve months.  The Company believes that it has made adequate provision for all income tax provisions, such that the outcome of any issues or claims will not result in a material change in the Company’s financial position or results of operations.

Also in 2006, deferred tax assets include $458 related to the adoption of SFAS 158 (see Note 12(a)).

The Company’s policy is to record interest and penalties associated with uncertain tax positions as income tax expense. As of December 31, 2007, it was not necessary to accrue interest and penalties associated with uncertain tax positions.

(10)

Preferred Stock

The Series I Preferred Stock was convertible into the Company’s Common Stock during the 90-day period beginning on June 17, 2007, at the option of the holder. During the conversion period, 21,195 shares of Series I Preferred Stock were converted into 10,791 shares of Common Stock.   The Series I Preferred Stock is no longer convertible.

(11)

Stock Options

The Company established the 1997 Employee and Director Stock Plan in 1997 (“1997 Plan”).  The 1997 Plan provides for granting up to 150,000 options to employees and directors of the Company to purchase shares of Common Stock.  The exercise term of the options and vesting requirements shall be for such

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

period as the Board of Directors (or a committee thereof, appointed to administer the 1997 Plan, if any) designates.  Following the merger between Nasco International, Inc. and the Company on June 17, 2002 (“Merger”), each option to purchase one share of the Company’s Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company.  At December 31, 2007, no options were outstanding under the 1997 Plan.  The Company does not currently intend to grant any additional options under the 1997 Plan.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005
Risk free interest rate	5.25%	4.5%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	5 years	5 years	5 years
Expected volatility	156.0%	55.0%	85.0%

The weighted average fair value of options granted during 2007, 2006 and 2005 was $9.86, $4.81 and $4.76, respectively.  Stock option compensation amounted to $92, $123 and $429 in 2007, 2006 and 2005, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

A summary of option activity during 2007, 2006 and 2005 is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	of	Exercise
	Options	Price	Options	Price

Balance at December 31, 2004	905,742	$3.52	637,660	$3.19
Granted	6,000	6.89
Expired	-	-
Forfeited	-	-
Exercised	(100,217)	(3.07)
Balance at December 31, 2005	811,525	3.60	738,942	3.37
Granted	2,000	9.24
Expired	-	-
Forfeited	(14,167)	(6.36)
Exercised	(48,683)	(3.73)
Balance at December 31, 2006	750,675	3.55	729,341	3.46
Granted	2,000	10.62
Expired	-	-
Forfeited	-	-
Exercised	(687,630)	(3.34)
Balance at December 31, 2007	65,045	6.08	63,045	5.93

The following table summarizes information about stock options at December 31, 2007:

	Options Outstanding				Options Exercisable
				Weighted
			Weighted	Average		Weighted
Range of	Number		Average	Remaining	Number	Average
Exercise	of		Exercise	Life	of	Exercise
Prices	Options		Price	(Years)	Options	Price
		$
$2.95-$4.48	15,000		4.10	.05	15,000	$4.10
$4.49-$6.02	-		-	-	-	-
$6.03-$7.55	46,045		6.39	1.90	46,045	6.39
$7.56-$9.09	-		-	-	-	-
$9.10-$10.62	4,000		9.93	4.29	2,000	9.24
	65,045				63,045

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

(12)

Employee Benefit Plans

(a)

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the plan benefits for its single defined benefit plan, which covered substantially all of the hourly employees and certain salaried employees (also see Note 12(b)).

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

The Company was required at December 31, 2006 and 2005 to record a pension liability in the Consolidated Balance Sheets.  For 2006, the effect thereof was to increase the pension liability by $901 and net deferred tax asset by $366, with the remaining $535 being recorded to accumulated other comprehensive loss.  For 2005, the effect thereof was to increase the pension liability by $927 and net deferred tax asset by $366, with the remaining $561 being recorded to accumulated other comprehensive loss.  The Company was required by SFAS 158 at December 31, 2006 to adjust the long term pension liability by $1,125, and net deferred tax asset by $458, with the remaining $667 recorded to accumulated other comprehensive income.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

The following table sets forth the plan’s obligations, funded status and amounts recognized in the Company’s Consolidated Balance Sheets as of December 31:

	2007	2006
Changes in benefit obligation:
Benefit obligation at beginning of year	$13,955	15,222
Service cost	310	302
Interest cost	808	743
Actuarial (gain)/loss	(305)	1,144
Settlement	-	(2,756)
Curtailment	-	(683)
Benefits paid	(356)	(17)
Benefit obligation at end of year	14,412	13,955

Change in plan assets:
Fair value of plan assets at beginning of year	9,486	12,604
Actual return on plan assets	90	(498)
Employer contribution	2,248	333
Benefits paid, including settlements and expenses	(356)	(2,953)
Fair value of plan assets at end of year	11,468	9,486

Funded status	(2,944)	(4,469)
Unrecognized net actuarial loss	6,031	6,076
Unrecognized prior service cost	(1)	(4)
Net amount recognized	$3,086	1,603

Amounts recognized in Consolidated Balance
Sheets:
Long-term pension obligations	$(2,944)	(4,469)
Accumulated other comprehensive loss
(pre-tax)	6,030	6,072
Net amount recognized	$3,086	1,603

The following table sets forth the weighted average assumptions used to determine benefit obligations of the plan at December 31:

	2007	2006
Weighted average assumptions at year end:
Discount rate	6.00%	5.75%
Rate of compensation increase	3.00%	3.00%

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

The following table sets forth the weighted average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for the plan for the years ended December 31:

	2007	2006	2005
Weighted average assumptions during the year:
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Components of net periodic benefit cost:
Service cost	$310	302	690
Interest cost	808	743	834
Expected return on plan assets	(810)	(761)	(951)
Amortization of prior service cost	(2)	(2)	(2)
Recognized net actuarial loss	459	353	283
Settlement	-	1,283	-
Net periodic benefit cost	$765	1,918	854

In 2006, as a result of a change of plan administrators, certain vested retirement benefits were settled by issuance of annuities by the former plan administrator.

The Company uses long-term historical actual return experience and estimates of future long-term investment returns to develop the expected return on plan assets assumption used in calculating the net periodic benefit cost.

The following table summarizes information about the accumulated benefit obligation in excess of plan assets:

	2007	2006

Projected benefit obligation	$14,412	$13,955
Accumulated benefit obligation	13,267	12,830
Fair value of plan assets	11,468	9,486

The estimated prior service cost and net actuarial loss that will be amortized from other comprehensive earnings into pension expense in 2008 are a benefit of $1 and an expense of $450, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

The incremental effect on assets (liabilities) from applying SFAS 158 at December 31, 2006 is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred income tax asset	$11,781	458	12,239
Long-term pension obligations	3,344	1,125	4,469
Accumulated other comprehensive loss	(638)	(667)	(1,305)
Total stockholders’ equity	95,058	(667)	94,391

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Years ending December 31,
2008	$252
2009	337
2010	438
2011	560
2012	696
2013-2017	5,055

(b)

Defined Contribution Plans

The Company sponsors a defined contribution pension plan that covers substantially all employees.  In connection with the freezing of certain plan benefits under the defined benefit pension plan (see Note 12(a)) on January 1, 2006, the Company merged all of its existing defined contribution pension plans into one plan covering certain hourly and salaried employees of the Company.  Effective with the merger of the plans, the Company may match a portion of employee contributions for certain employees.  The Company may also make discretionary contributions to the plan.  The Company contributed $469, $456 and $0 to the Plan in years 2007, 2006 and 2005, respectively.

(c)

Supplemental Employee Retirement Plan

On February 22, 2006, the Company entered into Supplemental Employee Retirement Plan Agreements (“SERPA”) with certain senior employees of the Company.  The SERPA, which are effective as of January 1, 2006, provides certain retirement benefits based upon the senior employees’ average annual wages and years of service (as defined in the SERPA).  Benefits under the SERPA generally accrue from the effective date thereof through the earlier to occur of the senior employees’ retirement, disability or termination of employment with the Company.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable under the Company’s defined benefit pension plan, the benefits under which were frozen for these certain senior employees effective December 31, 2005.  In 2007 and 2006, the Company incurred an expense of $364 and $230, respectively, related to the SERPA.  At December 31, 2007 and 2006, the amount payable under the SERPA was $467 and $230, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

(d)

Senior Executive Retirement Benefit Agreement

In December 2006, the Company assumed a retirement benefit agreement that provides a retirement benefit to a senior executive of the Company in the amount of $1,129, related to service previously provided to an affiliate.  As consideration for the assumption of the retirement benefit, the assignor paid cash to the Company in the amount of $1,129.  The retirement benefit agreement was subsequently amended to provide the executive with an increasing retirement benefit based on future additional years of service to the Company by the senior executive.  At December 31, 2007, the amount payable under the retirement agreement was $1,198.

(13)

Other-Long Term Accruals

On December 28, 2006, the Company entered into an agreement to transfer ownership of the real property comprising the former Simulaids manufacturing and office facility for $2,000.  Consideration was in the form of approximately $400 in cash and a $1,600 5-year note receivable which bears interest at 6%. The note receivable is due at maturity with interest-only payments until such time.  In addition, the Company entered into an agreement to lease the facilities from the buyer for 10 years with an annual rental cost of $124.  At the end of five years, the Company has an option to terminate the lease for a payment of $186.  In the event the Company terminates the lease, the maturity date of the note receivable may be extended to ten years from the date of original issuance.  The business purpose for this transaction was to generate cash proceeds to the Company of $400 for a non-current asset not employed by the Company in its trade or business.  The transaction does not currently meet sale recognition criteria for sale/leaseback transactions set forth in SFAS No. 98, Accounting for Leases (“SFAS No. 98”), due to (i) continuing involvement by the seller-lessee, and (ii) the likelihood that the seller-lessee will not actively use the real property in the seller-lessee’s trade or business during the lease term.  In addition, the transaction does not meet the criteria of paragraph 12 of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”) for recognizing a sale of real estate, as the buyer-lessor is required to pay interest only on the note until maturity.  As such, the $400 of proceeds received in 2006 were reflected in Cash, and as a component of Other Long-Term Accruals, on the Company’s balance sheet.  For income tax purposes, the transaction was treated as a sale in 2006, and resulted in taxable income.  The Company maintains a deferred tax asset at December 31, 2007 of $763 related to the transaction.  The Other Long-Term Accrual related to this transaction was $383 at each of December 31, 2007 and 2006.

On December 29, 2006, the Company entered into an agreement to transfer ownership of certain trade names currently used in its business lines for $10,000.  The Company received proceeds of $2,000 in cash and an $8,000 15-year note receivable which bears interest at 5% with annual principal payments of $316 from 2007 through 2011, $552 from 2012 through 2016, $594 from 2017 through 2020 and $1,287 in 2021. In addition, the Company executed a 15-year license agreement for exclusive use of the trade names under which the Company will pay $1,036 in each of the years 2007 through 2011, $937 in each of the years 2012 through 2016, and $792 in each of the years 2017 through 2021 as the license fee under this license agreement.  At the end of fifteen years, the Company has an option to purchase the trade names at the then-fair market value.  The business purpose for this transaction was to generate cash proceeds to the Company of $2,000 for a non-current asset that had no book value.  Due to a continuing involvement by the Company as seller-licensee of the trade names, the transaction does not meet the requirements of paragraph 12 of SFAS No. 98 and paragraph 26 of SFAS No. 66, and as such, does not meet criteria to be recognized as a sale for financial statement purposes.  For U.S. GAAP purposes, the $2,000 of proceeds received in 2006 were included in Cash, and as a component of Other Long-Term Accruals, on the Company’s balance sheet.  Future cash outflow payments by the Company for the

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

license agreement and the cash inflow for the principal and interest payments on the $8.0 million note are considered net cash outflows related to the transaction.  The Company determines an effective interest rate to record interest expense and to increase the related long-term accrual over the term of the agreement to an estimated fair value of the trade names at the end of the term of the license agreement. For income tax purposes, the transaction was treated as a sale in 2006, and resulted in taxable income. The Company maintains a deferred tax asset at December 31, 2007 of $3,842 related to the transaction. The Other Long-Term Accrual related to the transaction was $2,046 and $2,000 at December 31, 2007 and 2006, respectively.

(14)

Related Party Transactions

During 2007, 2006 and 2005, the Company incurred expenses of $983, $870 and $870, respectively, related to administrative services provided by Geneve.

During 2005, the Company invested $8,200 in an investment limited partnership.  The general partner of the limited partnership is an affiliate of the Company.  Equity earnings from this investment in the limited partnership amounted to $1,571, $1,730 and $598 for 2007, 2006 and 2005, respectively.

In December 2007, the Company invested $2,000 in another limited partnership, the general partner of which is an affiliate of the Company.  Equity losses from this investment were $7 in 2007.

The Company made income tax payments to Geneve under a tax sharing agreement of $4,546, $720 and $705 in 2007, 2006 and 2005, respectively.

In December 2006, the Company assumed a retirement benefit agreement from an affiliate that provides a retirement benefit to a senior executive of the Company in the amount of $1,129 related to service previously provided to an affiliate.  As consideration for the assumption of the retirement benefit, the affiliate paid cash to the Company in the amount of $1,129.

(15)

Supplemental Cash Flow Information

	2007	2006	2005
Cash paid during the year for:
Interest	$1,389	1,800	1,276
Income taxes	7,500	3,103	2,201

Non-cash investing and financing activities:
Net assets from acquisitions:
Net working capital	$-	81	-
Property, plant and equipment	-	6	-
Goodwill	-	63	-
Total cash paid for acquisitions,
net of cash acquired	$-	150	-

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

The following table presents segment information as of and for the years ended December 31:

	2007	2006	2005
Net sales:
Educational	$178,170	170,861	157,687
Commercial	33,380	32,117	31,082
Net sales	$211,550	202,978	188,769
Gross profit:
Educational	$72,542	68,219	62,615
Commercial	13,489	12,867	12,144
Other cost of sales	(4,071)	(4,014)	(3,209)
Gross profit	$81,960	77,072	71,550

Other cost of sales primarily includes freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

In 2007, 2006 and 2005, respectively, $194,579, $185,569 and $174,572 of the Company’s revenues were derived from operations in the United States.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

The following table presents segment identifiable asset information as of December 31:

	2007	2006	2005
Identifiable assets:
Educational	$72,942	66,102	62,016
Commercial	6,099	5,929	5,695
Other corporate assets	70,394	61,290	55,642
Identifiable assets	$149,435	133,321	123,353

Educational assets include $14,413, $13,797 and $13,799 of goodwill at December 31, 2007, 2006 and 2005, respectively.  Commercial assets include $63 of goodwill at December 31, 2007 and 2006.  Other corporate assets include cash, marketable securities, investments, deferred tax assets and property, plant and equipment, all of which service both the educational and commercial segments.

At December 31, 2007, 2006 and 2005, respectively, $132,913, $120,587 and $111,150 of the Company’s assets were located in the United States.

(17)

Quarterly Data - (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31:

	2007
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$48,224	56,202	63,524	43,600	211,550
Gross profit	18,963	21,571	24,507	16,919	81,960
Earnings from operations	7,336	9,654	12,374	5,667	35,031
Net earnings	4,519	6,100	7,660	5,254	23,533
Preferred dividends	2,159	2,157	2,154	2,156	8,626
Net earnings applicable to
common stockholders	2,360	3,943	5,506	3,098	14,907

Earnings per common share:
Basic	$.14	.23	.31	.16	.84
Diluted	$.13	.23	.31	.17	.84

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 29, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 29, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 29, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 29, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements (See Part II, Item 8) are filed as part of this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.  See Exhibit 99.1.

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2007, 2006 and 2005.  See Exhibit 99.1.

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

10.16	Amendment No. 1 to Credit Agreement dated as of February 26, 2008 by and among The Aristotle Corporation, Johnson Bank and JPMorgan Chase Bank, N.A., as LC Issuer and as Agent.
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
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report.  See page 60 of the Annual Report on this Form 10-K of which this Exhibit Index is a part.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2008

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  March 27, 2008

/s/ Dean T. Johnson

Dean T. Johnson

Senior Vice President and

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

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	March 27, 2008
Steven B. Lapin

/s/ Dean T. Johnson	Senior Vice President and Chief Financial Officer	March 27, 2008
Dean T. Johnson

/s/ Ira R. Harkavy	Director	March 27, 2008
Ira R. Harkavy

/s/ John Lahey	Director	March 27, 2008
John Lahey

/s/ Donald T. Netter	Director	March 27, 2008
Donald T. Netter

/s/ Edward Netter	Director	March 27, 2008
Edward Netter

/s/ W. Phil Niemeyer	Executive Vice President and Director	March 27, 2008
W. Phil Niemeyer

/s/ James G. Tatum	Director	March 27, 2008
James G. Tatum

/s/ Roy T.K. Thung	Director	March 27, 2008
Roy T.K. Thung

/s/ John A. Whritner	Director	March 27, 2008
John A. Whritner

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
10.16	Amendment No. 1 to Credit Agreement dated as of February 26, 2008 by and among The Aristotle Corporation, Johnson Bank and JPMorgan Chase Bank, N.A., as LC Issuer and as Agent.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2007, 2006 and 2005.