Form 10-K/A
period 2007-12-31
ARISTOTLE CORP
filed 2008-04-25
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 25, 2008

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

As of March 31, 2008, 17,962,205 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

EXPLANATORY NOTE

The registrant is filing this amendment (“Amendment No. 1”) to Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008.  The registrant is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K, that is required to be filed with the SEC within 120 days after the registrant’s fiscal year ended December 31, 2007.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant is including with this Amendment No. 1 certain currently dated certifications required by Part III, Item 15 and new Exhibits 10.1(a), 10.17 and 10.18.  No other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

The Exhibit index is located on page 19 of this filing.

FORM 10-K/A CROSS REFERENCE INDEX

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

            Set forth below are the names of each member of the Board of Directors of The Aristotle Corporation (together with its subsidiaries, the “Company”), their ages at March 31, 2008, the periods during which each served as a director and the positions currently held with the Company.  Following the table is biographical information about each director, including each director’s principal occupation or employment.

Name	Age	Director of the Company Since	Positions Held with the Company

Ira R. Harkavy	59	2005	Director
John L. Lahey	61	1999	Director
Steven B. Lapin	62	1998	Director, President and Chief Operating Officer
Donald T. Netter	46	2002	Director
Edward Netter	75	1998	Director, Non-executive Chairman
W. Phillip Niemeyer	62	2008	Director, Executive Vice President and President-Nasco Division
James G. Tatum	66	2002	Director
Roy T.K. Thung	64	2002	Director
John A. Whritner	72	2005	Director

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

JOHN L. LAHEY has been the President of Quinnipiac University, a private university located in Hamden, Connecticut, for more than the past twenty years.  Dr. Lahey serves on the Board of Trustees of Yale-New Haven Hospital and on the Board of Directors of UIL Holdings Corporation and The United Illuminating Company, publicly-held utility companies, and is a director of Independence Holding Company (“IHC”), a publicly-held holding company engaged principally in the life and health insurance business.  Dr. Lahey also serves as a director of the New York City St. Patrick’s Day Parade, Inc. and of the American Bar Association’s Council of the Section of Legal Education and Admissions to the Bar.

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

W. PHILLIP NIEMEYER has been the President-Nasco Division of the Company since September 2002.  Mr. Niemeyer has been Executive Vice President of the Company since March 2008, prior to which he had been the Vice President-Production Coordination of the Company since the merger (the “Merger”) of the Company and Nasco International, Inc. (“Nasco”) on June 17, 2002.  Mr. Niemeyer has held various positions with Nasco for over 30 years.

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

JOHN A. WHRITNER is a retired school administrator.  Mr. Whritner spent more than forty years in the education field including as a teacher and school administrator, and as the Superintendent of Schools in East Lyme, Connecticut, Grosse Pointe, Michigan, and Greenwich, Connecticut.  For more than five years following his retirement as a school administrator, Mr. Whritner was a Senior Associate with Hazard, Young, Attea & Associates, a school superintendent search firm.  Mr. Whritner was a director of Nasco from April 1998 until the Merger.

EXECUTIVE OFFICERS

            The following table sets forth the names of the Company’s executive officers who are not directors (“Named Officers”), their ages at March 31, 2008, and their positions currently held with the Company.  The Named Officers and Messrs. Lapin and Niemeyer (Messrs. Lapin and Niemeyer and the Named Officers are hereinafter collectively referred to as the “named executive officers”) serve as executive officers of the Company at the discretion of the Board of Directors.  The Company has not entered into employment agreements with any of the named executive officers.

Name	Age	Positions Held with the Company

Dean T. Johnson	52	Senior Vice President and Chief Financial Officer, and Chief Financial Officer-Nasco Division
Brian R. Schlier	53	Vice President-Taxation
H. William Smith	45	Vice President, General Counsel and Secretary

DEAN T. JOHNSON has been a Senior Vice President of the Company since March 2008, prior to which he was a Vice President of the Company from June 2003.  Mr. Johnson has been the Chief Financial Officer of the Company since October 2002.  For more than the five years prior to the Merger, Mr. Johnson was Chief Financial Officer of Nasco.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, to file with the SEC and any national securities exchange on which these securities are registered, initial reports of beneficial ownership and reports of changes in beneficial ownership of equity securities of the Company.  Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for the fiscal year ended December 31, 2007.

CODE OF ETHICS AND CORPORATE CODE OF BUSINESS CONDUCT AND ETHICS

            The Company has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers (the “Code of Ethics”) that applies to the Company’s President and Chief Operating Officer, principal financial officer, principal accounting officer or controller and other Company employees performing similar functions.  The Company has adopted a Corporate Code of Business Conduct and Ethics which applies to all employees, officers and directors of the Company.  The Code of Ethics and Corporate Code of Business Conduct and Ethics are posted on the Company’s website at aristotlecorp.net.  In addition, the Company filed its Code of Ethics and Corporate Code of Business Conduct and Ethics as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2004.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K, if applicable, regarding any amendment to, or waiver from, a provision of the Code of Ethics and Corporate Code of Business Conduct and Ethics by posting such information on the Company’s website.

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

The Compensation Committee meets at least one time per year, and more often as the members of the Compensation Committee deem appropriate.  The Compensation Committee operates under a written Compensation Committee Charter, a copy of which was attached as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, and as an exhibit to the Company’s proxy statement dated June 29, 2007.  The Compensation Committee met five times in 2007.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives

            For the named executive officers, compensation is intended to be performance-based.  The Compensation Committee, which has responsibility for establishing the compensation for the Company’s President and Chief Operating Officer and recommending the compensation for all of the Company’s other named executive officers to the Board of Directors, believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.

In establishing compensation for executive officers, the following are the Compensation Committee’s objectives:

•

Attract and retain individuals of superior ability and managerial talent; and

•

Ensure senior officer compensation is aligned with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s stockholders.

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

Implementation of Objectives

Base Salaries

The Company pays named executive officers, and other employees, base salaries to compensate them for services rendered during the fiscal year.  Salaries for named executive officers are based on their responsibilities, prior experience and recent performance.  Decisions regarding salary increases take into account a named executive officer’s current salary, market conditions and the amounts paid to a named executive officer’s peers within and outside the Company.  Base salaries are typically reviewed on a 12-month or longer cycle, except where there is a significant change in the named executive officer’s responsibilities during a shorter period of time.  Such adjustments, if any, are determined by evaluating: (i) the scope of any new responsibilities; (ii) the competitive market value of a named executive officer’s role; (iii) the performance of the individual; and (iv) the performance of the Company.  Neither the Compensation Committee nor the Company has retained a compensation consultant or similar organization for assistance in determining the salaries to be paid to the named executive officers.

Annual Bonuses

Immediately following the end of the fiscal year, the Company’s President and Chief Operating Officer reviews with the Compensation Committee the Company’s estimated full-year results against the financial, strategic and operational goals established for the year, and the Company’s performance in prior periods.  After reviewing the actual results for the fiscal year, the Compensation Committee approves the bonus to be awarded to the Company’s President and Chief Operating Officer and recommends to the Board of Directors total bonuses to be paid to all other named executive officers.

The Compensation Committee, with input from the Company’s President and Chief Operating Officer, uses discretion in determining, for each named executive officer (other than the President and Chief Operating Officer), the current year’s bonus, which is typically equal to a percentage of each such named executive officer’s base salary.  The Compensation Committee evaluates the overall performance of the Company and an assessment of each such named executive officer’s performance against expectations, which were established at the beginning of the year.

The salaries paid and annual bonuses awarded to the Company’s named executive officers are discussed below and shown in the Summary Compensation Table.

Equity Awards/Long-Term Incentive Compensation

                The Company’s 2002 Plan provides the opportunity for the Compensation Committee to award stock options or restricted stock grants to, among others, the Company’s named executive officers.  Stock options were granted in 2002 and 2003 and were intended to motivate future superior performance, align the interests of the named executive officers with those of the Company’s stockholders and retain the named executive officers through the term of the awards.  All of the stock options previously granted to the Company’s named executive officers were exercised shortly prior to their expiration.  There are currently no stock options outstanding which are held by the Company’s named executive officers.  The Company has not issued any restricted stock grants under the 2002 Plan.  No stock options were granted to the named executive officers under the 2002 Plan in 2007.

The Company does not have any target levels of stock ownership applicable to any of its employees, including the named executive officers.

                The Company has entered into incentive unit agreements with each of the named executive officers, among other employees, pursuant to which performance-based incentive units (the “Incentive Units”) were awarded entitling the holder thereof to a cash payment, if earned, based upon threshold increases in the Company’s EBITDA (as defined by the unit incentive agreements) over the five year period commencing January 1, 2008 and ending December 31, 2012 (the “Award Period”).

    The aggregate amount of cash payments, if any, for the Award Period to all holders of Incentive Units will not be material to the Company.

Retirement Benefits

             Prior to December 31, 2005, the Company had a non-contributory defined benefit pension plan (the “Pension Plan”) covering a significant number of its employees, including Messrs. Niemeyer and Johnson, two of the Company’s named executive officers; Messrs. Lapin, Schlier and Smith were not eligible to participate in the Pension Plan.  On December 31, 2005, the Company froze the plan benefits under the Pension Plan for all hourly employees and certain salaried employees, including Messrs. Niemeyer and Johnson.  The Pension Plan continues in effect for certain other salaried employees.

             On February 22, 2006, the Company entered into Supplemental Employee Retirement Plan Agreements (“SERPA”) with several employees of the Company, including Messrs. Niemeyer and Johnson.  The SERPA, which are effective as of January 1, 2006, provide certain retirement benefits based upon Messrs. Niemeyer’s and Johnson’s average annual wages and years of service (as defined in the SERPA).  Benefits under the SERPA generally accrue from the effective date thereof through the earlier to occur of Messrs. Niemeyer’s and Johnson’s respective retirement, disability or termination of employment with the Company.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable to Messrs. Niemeyer and Johnson under the Pension Plan.

            During 2007, the Company incurred a total expense of $364,000 for all SERPA.  The Company incurred compensation expense for Messrs. Niemeyer and Johnson of $60,000 and $28,000, respectively, in connection therewith.  At December 31, 2007, the amount payable under all SERPA was $467,000.  At December 31, 2007, the amounts payable under the SERPA for Messrs. Niemeyer and Johnson were $122,000 and $50,000, respectively.

            On December 28, 2006, the Company assumed the obligations of IHC, an affiliate of the Company, under a retirement benefit agreement (the “Retirement Agreement”) for the benefit of Mr. Lapin.  Mr. Lapin had originally entered into the Retirement Agreement on September 30, 1991; the Retirement Agreement related to services previously provided by Mr. Lapin to IHC.  Pursuant to the terms of the Retirement Agreement, Mr. Lapin was entitled to receive a cash payment of $1,174,750 on September 3, 2007, or at the termination of his employment with the Company prior to September 3, 2007 in an amount set forth in a time-adjusted payment schedule.  Following the assignment of the Retirement Agreement, the Company and Mr. Lapin entered into Amendment No. 1 to the Retirement Agreement whereby its term was extended until September 3, 2010, and the total potential payment thereunder was increased to $1,399,146, based on additional years of service to the Company by Mr. Lapin.

            Most employees of the Company, including Messrs. Lapin and Smith, are eligible to participate in the Company’s 401(k) savings plan.  The Company matches employee contributions to the 401(k) savings plan at a rate of $.50 for every $1.00 contributed by each participant to a maximum 6% on compensation permitted by the Internal Revenue Service.  Messrs. Niemeyer and Johnson are eligible to participate in the Company’s 401(k) savings plan, but are not entitled to any matching contributions from the Company.

Perquisites and Other Personal Benefits

            Messrs. Niemeyer and Johnson are eligible to participate in (as are all of the Company’s employees who meet service requirements under the several plans) the Company’s medical and dental health insurance plans, life insurance plans and long-term disability insurance plans.

    The medical and dental plans require a contributory amount to be paid by all participants.  While no participant contribution is required for the life insurance plan, the Company does include the cost of those benefits that exceed $50,000 in a participant’s reported income to the Internal Revenue Service.  The Company provides a long-term disability plan under which the Company pays the insurance premiums.

    The Company believes that the several insurance plans that are offered are important components of the comprehensive benefit package which induces employees to remain in the Company’s employ.

    Messrs. Lapin and Smith do not participate in the Company’s medical, dental, life insurance or disability insurance plans.

Employment Agreements and Severance Packages

            The Company has not entered into any employment agreements or severance packages with any of the named executive officers.

Tax Implications

            Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the Company’s deductions for compensation paid to the named executive officers to $1.0 million unless certain requirements are met.  The policy of the Compensation Committee with respect to Section 162(m) is to establish and maintain a compensation program which will optimize the deductibility of compensation.  The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee’s need to respond to changing business conditions or by an executive officer’s individual performance, to authorize compensation which may not, in a specific case, be fully deductible by the Company.  No named executive officer received compensation in 2007 in excess of the $1 million limitation provided by Section 162(m) of the Code.

COMPENSATION COMMITTEE REPORT

    The Compensation Committee has reviewed the Compensation Discussion and Analysis, and discussed the Analysis with the Company’s management.  Based on that review and analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Amendment No. 1 to the Company’s 2007 Annual Report on Form 10-K.

    The foregoing report is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Ira R. Harkavy

James G. Tatum

John A. Whritner

Dated:  April 25, 2008

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company during 2007 to each of the principal executive officer, the principal financial officer and the other named executive officers of the Company whose total compensation exceeds $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Steven B. Lapin President and Chief Operating Officer	2007	260,000	80,000	-	-	-	69,185	6,750	415,935
	2006	250,000	80,000	-	-	-	-	6,600	336,600

W. Phillip Niemeyer ExecutiveVice President and President-Nasco Division	2007	220,500	80,000	-	-	-	102,915	927	404,342
	2006	210,000	80,000	-	-	-	113,311	927	404,238
Dean T. Johnson Senior Vice President and Chief Financial Officer, and Chief Financial Officer- Nasco Division	2007	162,600	60,000	-	-	-	30,634	927	254,161
	2006	155,000	60,000	-	-	-	31,143	927	247,070
H. William Smith Vice President, General Counsel and Secretary	2007	150,800	50,000	-	-	-	-	6,750	207,550
	2006	145,000	50,000	-	-	-	-	6,600	201,600

(1)

Amounts reflect the increase during 2007 and 2006 in the actuarial present values of Messrs. Niemeyer’s and Johnson’s accumulated benefits under the Company’s Pension Plan and the present value of their SERPA as follows:  Mr. Niemeyer – in 2007, $42,844 in pension benefits and $60,071 in SERPA, and in 2006, $51,626 in pension benefits and $61,685 in SERPA; and Mr. Johnson – in 2007, $2,919 in pension benefits and $27,715 in SERPA and in 2006, $8,634 in pension benefits and $22,508 in SERPA.  Amounts for Mr. Lapin reflect the increase in benefits payable pursuant to the Retirement Agreement.

(2)

Amounts reflect payments for term life, AD&D and disability insurance for Messrs. Niemeyer and Johnson.  Amounts for Messrs. Lapin and Smith reflect Company matching payments for contributions made by the named executive officer to the Company’s 401(k) savings plan.

OUTSTANDING EQUITY AWARDS AS OF THE FISCAL YEAR-ENDED DECEMBER 31, 2007

All of the stock options previously issued to the Company’s named executive officers under the 2002 Plan have been exercised.  There are currently no stock options outstanding which are held by the named executive officers.  The Company does not currently plan to make any future awards of stock options or restricted stock under the 2002 Plan.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information for the named executive officers who exercised stock options in 2007.  No stock awards have been granted under the 2002 Plan.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)
Steven B. Lapin	400,000	3,952,000

W. Phillip Niemeyer	100,000	881,460

Dean T. Johnson	50,000	412,310

H. William Smith	50,000	437,300

PENSION BENEFITS

The following table sets forth information related to the Company’s Pension Plan with respect to certain of the Company’s named executive officers.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($) (1)	Payments During Last Fiscal Year ($)
Steven B. Lapin (2)	-	-	-	-

W. Phillip Niemeyer	The Aristotle Corporation Pension Plan	34.0	1,074,082	-

Dean T. Johnson	The Aristotle Corporation Pension Plan	12.0	189,405	-

H. William Smith (2)	-	-	-	-

(1)

Prior to December 31, 2005, the Company had a non-contributory defined benefit pension plan covering a significant number of its employees, including Messrs. Niemeyer and Johnson.  On December 31, 2005, the Company froze the plan benefits under the Pension Plan for all hourly employees and certain salaried employees, including Messrs. Niemeyer and Johnson.  The Pension Plan continues in effect for certain other salaried employees.  Assumptions used to determine the pension plan benefits are disclosed in Note 12(a) of the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007

(2)

Messrs. Lapin and Smith are not eligible to participate in the Pension Plan.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information related to nonqualified deferred compensation with respect to certain of the Company’s named executive officers.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE ($)
Steven B. Lapin	-	69,185	-	-	1,198,222 (1)

W. Phillip Niemeyer	-	60,071	-	-	121,756 (2)

Dean T. Johnson	-	27,715	-	-	50,223 (2)

H. William Smith	-	-	-	-	-

(1)

On December 28, 2006, the Company assumed the obligations of IHC under the Retirement Agreement.  Pursuant to the terms of the Retirement Agreement, Mr. Lapin was entitled to receive a cash payment of $1,174,750 on September 3, 2007, or at the termination of his employment with the Company prior to September 3, 2007 in an amount set forth in a time-adjusted payment schedule.  IHC paid the Company $1,129,037 in connection with the assignment of the Retirement Agreement.  Following the assignment of the Retirement Agreement, the Company and Mr. Lapin entered into Amendment No. 1 to the Retirement Agreement whereby its term was extended until September 3, 2010, and the total potential payment thereunder was increased to $1,399,146, based on additional years of service to the Company by Mr. Lapin.  The amount reflected for Mr. Lapin represents the increase during the 2007 fiscal year in the value of the benefit payable under the Retirement Agreement.

(2)

On February 22, 2006, following the freezing of the Pension Plan, the Company entered into the SERPA with Messrs. Niemeyer and Johnson.  The SERPA, which are effective as of January 1, 2006, provide certain retirement benefits based upon Messrs. Niemeyer’s and Johnson’s average annual wages and years of service (as defined in the SERPA).  Benefits under the SERPA generally accrue from the effective date thereof through the earlier of Messrs. Niemeyer’s and Johnson’s retirement, disability or termination of employment with the Company.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable to Messrs. Niemeyer and Johnson under the Pension Plan.  The amounts reflected for Messrs. Niemeyer and Johnson represent the increases during the 2007 fiscal year in their respective SERPA.

COMPENSATION OF DIRECTORS

Each of the independent members of the Board of Directors, Messrs. Harkavy, Lahey, Tatum and Whritner, received an annual retainer of $15,000 in the year ended December 31, 2007.  The Chairperson of the Audit Committee, Mr. Tatum, received an additional annual retainer of $5,000.  In addition to the retainer, the independent members of the Board of Directors received $500 for each board or committee meeting attended.  Effective as of July 1, 2007, the Board of Directors appointed Mr. Edward Netter as Non-executive Chairman and set the annual retainer for such position at $225,000; Mr. Edward Netter received $112,500 in the year ended December 31, 2007 for service as Non-executive Chairman.

During the year ended December 31, 2007, the 2002 Plan provided for the automatic grant of non-qualified options to non-employee directors.  Each non-employee director, upon first being elected to the Board of Directors, received an option to purchase 2,500 shares of Common Stock, which vested one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors.  Additionally, the 2002 Plan provided for a grant to each non-employee director on the date of such director’s reelection (provided that such director had served since such director’s initial election) of an option to purchase 500 shares of Common Stock, which vested one year after the date of the grant of the option, assuming uninterrupted service on the Board of Directors.

The Company has entered into incentive unit agreements with each of the Company’s non-employee directors (other than Messrs. Edward Netter, Donald Netter and Thung) pursuant to which Incentive Units were awarded entitling the holder thereof to a cash payment, if earned, based upon threshold increases in the Company’s EBITDA (as defined by the incentive unit agreements) over the Award Period, which began on January 1, 2008.

        As a result of the inception of the incentive unit agreements, the 2002 Plan was amended by the Board of Directors to eliminate (i) the automatic grant of 2,500 non-qualified stock options to non-employee members of the Board of Directors upon their initial election to the Board of Directors and (ii) the annual grant of 500 non-qualified stock options to non-employee directors annually upon their reelection to the Board of Directors.

The following table summarizes compensation paid to the Company’s directors during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($) (2)
Ira R. Harkavy (3)	19,500	-	5,310	-	-	-	24,810
John L. Lahey (4)	19,500	-	5,310	-	-	-	24,810
Steven B. Lapin (5)	-	-	-	-	-	-	-
Donald T. Netter (6)	-	-	-	-	-	-	-
Edward Netter (7)	112,500	-	-	-	-	-	112,500
W. Phillip Niemeyer (8)	-	-	-	-	-	-	-
James G. Tatum (9)	27,000	-	5,310	-	-	-	33,310
Roy T.K. Thung (6)	-	-	-	-	-	-	-
John A. Whritner (10)	22,000	-	5,310	-	-	-	27,310

(1)

Represents the compensation costs for financial reporting purposes for the year ended December 31, 2007 under Statement of Financial Accounting Standards No. 123R, Share-Based Payments.  Directors Harkavy, Lahey, Tatum and Whritner held awarded options to purchase shares of the Company’s Common Stock in the aggregate amounts of  3,500, 1,000, 1,000 and 1,000, respectively, as of December 31, 2007.

(2)

The Company reimburses all directors for out-of pocket expenses incurred in connection with attendance at Board and committee meetings.  The amount of such reimbursement is not included in this column.

(3)

Includes $15,000 as payment of the annual director retainer, and $4,500 for attendance at regular meetings of the Board of Directors and standing committees thereof.

(4)

Includes $15,000 as payment of the annual director retainer, and $4,500 for attendance at regular meetings of the Board of Directors and standing committees thereof. .

(5)

As President and Chief Operating Officer of the Company, Mr. Lapin is not entitled to any compensation as a member of the Board of Directors.

(6)

Messrs. Donald Netter and Thung, due to their positions with Geneve, waived their rights to compensation as directors of the Company for the year ended December 31, 2007

(7)

Mr. Edward Netter was appointed Non-executive Chairman effective as of July 1, 2007.  The annual retainer for the Non-executive Chairman is $225,000.  Mr. Edward Netter received $112,500 in the year ended December 31, 2007 for services as Non-executive Chairman.

(8)

Mr. Niemeyer was appointed to the Board of Directors in March 2008.  As the Executive Vice President of the Company, and President-Nasco Division, Mr. Niemeyer was not entitled to any compensation as a member of the Board of Directors.

(9)

Includes $15,000 as payment of the annual director retainer, $5,000 for service as the Chairperson of the Audit Committee, and $7,000 for attendance at regular meetings of the Board of Directors and standing committees thereof.

(10)

Includes $15,000 as payment of the annual director retainer, and $7,000 for attendance at regular meetings of the Board of Directors and standing committees thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Harkavy, Tatum and Whritner are the current members of the Compensation Committee.  No member of the Compensation Committee has ever been an officer or employee of the Company.  During 2007, (i) no executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Compensation Committee; and (ii) no executive officer of the Company served as a member of a compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2008 regarding beneficial ownership of the Company’s Common Stock by:

•

each person who owns more than 5% of the Company’s outstanding Common Stock;

•

each individual who is a director of the Company;

•

the Named Officers; and

•

all executive officers and directors of the Company as a group.

Unless otherwise indicated, all persons listed below have sole voting and investment power with respect to their shares.  None of the shares held by the persons listed below has been pledged as security.

5% Stockholders, Directors and Executive Officers	Number of Shares of Common Stock Beneficially Owned		Percent of Class(1)
5% Stockholders:
Geneve Corporation (2)	16,279,971		90.6%

Directors:
Ira R. Harkavy	3,000	(3)	*
John L. Lahey	4,398	(4)	*
Steven B. Lapin	195,665	(5)	1.1%
Donald T. Netter	-	(6)	*
Edward Netter	16,279,971	(7)	90.6%
W. Phillip Niemeyer	60,000	(8)	*
James G. Tatum	9,929	(9)	*
Roy T.K. Thung	-	(10)	*
John A. Whritner	3,000	(11)	*

Named Officers:
Dean T. Johnson	20,000	(12)	*
Brian R. Schlier	15,000	(13)	*
H. William Smith	10,000	(14)	*

All Executive Officers and Directors as a Group (12 persons)	16,600,963		92.4%

* Less than 1%

(1)

Based on 17,962,205 shares of Common Stock outstanding as of March 31, 2008.

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

(3)

Consists of 3,000 shares of Common Stock subject to options granted to Mr. Harkavy which are exercisable within 60 days after March 31, 2008.

(4)

Consists of 3,898 shares of Common Stock, and 500 shares of Common Stock subject to options granted to Mr. Lahey which are exercisable within 60 days after March 31, 2008.

(5)

Consists of 195,665 shares of Common Stock.  Does not include any shares beneficially owned by Geneve.

(6)

Does not include any shares beneficially owned by Geneve.

(7)

Consists of 16,279,971 shares of Common Stock beneficially owned by Geneve.  Mr. Netter disclaims beneficial ownership of these shares.

(8)

Consists of 60,000 shares of Common Stock.

(9)

Consists of 9,429 shares of Common Stock, and 500 shares of Common Stock subject to options granted to Mr. Tatum which are exercisable within 60 days after March 31, 2008.

(10)

Does not include any shares beneficially owned by Geneve.

(11)

   Consists of 3,000 shares of Common Stock.

(12)

Consists of 20,000 shares of Common Stock

(13)

Consists of 15,000 shares of Common Stock.  Does not include any shares beneficially owned by Geneve.

(14)

Consists of 10,000 shares of Common Stock.  Does not include any shares beneficially owned by Geneve.

             Information concerning securities authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K under the caption “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

            The Company reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  The Company’s legal and accounting staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions and then determining, based on facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s Annual Report on Form 10-K or in its proxy statement.  In addition, the Audit Committee reviews and approves or ratifies any related party transaction as required by the relevant Nasdaq requirements.

            As set forth in the Audit Committee Charter, and as a matter of practice, the Audit Committee considers the following items in its review of related party transactions:

•

The nature of the related person’s interest in the transaction;

•

The material terms of the transaction, including, without limitation, the amount and type of transaction;

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

Related Party Transactions

            The Company and Geneve operate under cost-sharing arrangements pursuant to which certain administrative items, such as certain executive officer compensation and benefits, are allocated between the companies.  During 2007, the Company accrued and paid to Geneve approximately $1.0 million under such arrangements.  Included in these amounts is consideration paid by the Company to Geneve for the Company’s use of office space at Geneve’s corporate headquarters.  In addition, certain directors, officers and/or employees of the Company or its subsidiaries, who are also directors, officers and/or employees of Geneve, received compensation and benefits from Geneve for services rendered thereto since January 1, 2007.

            The Company (including certain qualifying domestic subsidiaries) is included in the Federal income tax return and certain State income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with Geneve, and payments for Federal and certain State income taxes are made to Geneve.  The Company made income tax payments to Geneve under such arrangement of $4.5 million in 2007.

            In fiscal 2005, the Company invested $8.2 million in an investment limited partnership, the general partner of which is an affiliate of the Company.  The assets of the limited partnership are managed exclusively by a non-affiliate of the Company.  No additional amounts were invested by the Company in the limited partnership in 2006 and 2007.  At December 31, 2007, the value of the Company’s investment in the limited partnership was $16.2 million.

            In December 2007, the Company invested $2.0 million in another limited partnership, the general partner of which is an affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  At December 31, 2007, the value of the Company’s investment in this limited partnership was $2.0 million.

            None of the Company's affiliates received material compensation in connection with such investment activities.

            The Audit Committee has reviewed and approved or ratified the foregoing transactions.

Director Independence

The Company’s Board of Directors has determined that each of Messrs. Harkavy, Lahey, Tatum and Whritner is an independent director in accordance with the definition of “independent director” under Nasdaq Marketplace Rule 4200(a)(15).

The Company qualifies as a “controlled company” as defined in Rule 4350(c)(5) of the Nasdaq Marketplace Rules because more than 50% of the Company’s voting power is held by Geneve.  Therefore, the Company is not subject to the requirements of Rule 4350(c) that would otherwise require the Company to have: (i) a majority of independent directors on the Board of Directors; (ii) compensation of the Company’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iii) director nominees selected, or recommended for the Board of Directors’ selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors; and (iv) adopted a formal written charter or board resolution addressing the nomination process and related matters.

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

Committees of the Board of Directors

The Board of Directors has an Executive Committee, an Audit Committee, an Investment Committee and a Compensation Committee.  The Executive Committee and the Audit Committee were established in June 2002, immediately following the Merger.  The Compensation Committee was established in January 2004 and the Investment Committee was established in June 2004.  The Executive Committee is comprised of one independent director, one non-employee director and one employee director.  Each of the Audit Committee and the Compensation Committee is comprised exclusively of independent directors.  The Investment Committee is comprised of one independent director and one non-employee director.  The Company does not have a standing nominating committee or a nominating committee charter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The following table sets forth aggregate fees for professional services billed to the Company in the years ended December 31, 2007 and 2006 by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm.

	2007	2006

Audit fees (1)	$228,000	$298,100
Audit related fees (2)	36,400	35,100
Tax fees	-	-
All other fees	13,800	-
	$278,200	$333,200

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

(2)

Audit related fees consist of fees billed to the Company by KPMG for professional services for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements for 2007 and 2006.  These services include employee benefit plan audits, and a review of the annual financial statements of a subsidiary prepared on a stand-alone basis.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

            The Audit Committee approved and adopted pre-approval policies and procedures for non-audit services proposed to be performed by the Company’s independent auditors.  The policies and procedures were implemented in 2002.  Departmental requests for non-audit services are reviewed by management and are forwarded to the Chairperson of the Audit Committee for pre-approval.  In addition, the Audit Committee reviewed the professional fees billed by KPMG, and determined that the provision of non-audit services was compatible with the maintenance of the auditors’ independence.  All non-audit services billed to the Company by KPMG in 2007 were pre-approved by the Audit Committee.

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

10.1 (a)*	The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan, as amended.
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

10.16	Amendment No. 1 to Credit Agreement dated as of February 26, 2008 by and among The Aristotle Corporation, Johnson Bank and JPMorgan Chase Bank, N.A., as LC Issuer and as Agent.**
10.17*	Form of Incentive Unit Agreement (for employees).***
10.18*	Form of Incentive Unit Agreement (for directors).***
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of The Aristotle Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.
14.2	Corporate Code of Business Conduct and Ethics, incorporated herein by reference to Exhibit 14.2 of The Aristotle Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.
21	Subsidiaries of the Company.**
23	Consent of Independent Registered Public Accounting Firm.**

24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report.  See page [56] of the Annual Report on Form 10-K of which this Exhibit Index is a part.**

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

**

Filed with the registrant’s Form 10-K, dated March 27, 2008.

***

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 25, 2008

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  April 25, 2008

/s/ Dean T. Johnson

Dean T. Johnson

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	April 25, 2008
Steven B. Lapin

*	Director	April 25, 2008
Ira R. Harkavy

*	Director	April 25, 2008
John L. Lahey

*	Director	April 25, 2008
Donald T. Netter

*	Director	April 25, 2008
Edward Netter

*	Executive Vice President and Director	April 25, 2008
W. Phillip Niemeyer

*	Director	April 25, 2008
James G. Tatum

*	Director	April 25, 2008
Roy T.K. Thung

*	Director	April 25, 2008
John A. Whritner

* By: /s/ Steven B. Lapin

Steven B. Lapin

Attorney-in-Fact

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
10.1(a)*	The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan, as amended.
10.17*	Form of Incentive Unit Agreement (for employees).
10.18*	Form of Incentive Unit Agreement (for directors).
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.