Form 10-Q
period 2008-03-31
ARISTOTLE CORP
filed 2008-05-12
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes [  ] No [X]

As of May 5, 2008, 17,962,205 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited),
	December 31, 2007 and March 31, 2007 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three Months
	ended March 31, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three
	Months ended March 31, 2008 and 2007 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T.	Controls and Procedures	18

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	March 31, 2008	December 31, 2007	March 31, 2007
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$4,514	5,604	2,013
Marketable Securities	3,305	3,335	-
Investments	19,277	18,150	14,958
Accounts receivable, net	20,481	15,631	19,557
Inventories	44,156	42,297	39,609
Prepaid expenses and other	7,318	9,071	6,581
Income Tax receivable	283	540	-
Deferred income taxes	1,910	2,484	2,774
Total current assets	101,244	97,112	85,492

Property, plant and equipment, net	28,193	27,476	26,357

Goodwill	14,338	14,476	13,890
Deferred income taxes	5,646	5,646	8,188
Investments	4,319	4,279	-
Other assets	518	446	311
Total assets	$154,258	149,435	134,238

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$302	305	288
Trade accounts payable	8,632	10,500	8,495
Accrued expenses	6,100	6,765	5,613
Income taxes	-	-	821
Accrued dividends payable	-	2,156	-
Total current liabilities	15,034	19,726	15,217

Long-term debt, less current installments	16,083	8,655	14,913
Long-term pension obligations	2,704	2,944	4,653
Other long-term accruals	2,439	2,429	2,397

Stockholders’ equity:
Preferred stock, Series I, 11% cumulative, $6.00 stated value, $.01 par value;
2,400,000 shares authorized; 1,081,427, 1,081,427 and 1,100,122 shares issued and outstanding at March 31, 2008, December 31, 2007 and
March 31, 2007, respectively	6,489	6,489	6,601
Preferred stock, Series J, 12% cumulative, $6.00 stated value, $.01 par value;
11,200,000 shares authorized; 10,984,971 shares issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized; 17,962,205,
17,946,705 and 17,282,084 shares issued and outstanding at
March 31, 2008, December 31, 2007 and March 31, 2007, respectively	180	179	173
Additional paid-in capital	7,674	7,580	3,294
Retained earnings	37,807	34,964	22,417
Accumulated other comprehensive income (loss)	88	709	(1,187)
Total stockholders’ equity	117,998	115,681	97,058
Total liabilities and stockholders’ equity	$154,258	149,435	134,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$50,432	48,224
Cost of sales	30,536	29,261
Gross profit	19,896	18,963

Selling and administrative expense	11,826	11,627
Earnings from operations	8,070	7,336

Other (expense) income:
Interest expense	(288)	(326)
Other, net	232	351
	(56)	25
Earnings before income taxes	8,014	7,361

Income taxes:
Current	2,328	1,523
Deferred	687	1,319
	3,015	2,842
Net earnings	4,999	4,519

Preferred dividends	2,156	2,159
Net earnings applicable to common stockholders	$2,843	2,360

Earnings per common share:
Basic	$.16	.14
Diluted	$.16	.13

Weighted average common shares outstanding:
Basic	17,961,040	17,266,573
Diluted	17,973,632	17,536,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$4,999	4,519
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	474	441
Stock option compensation	5	24
Earnings in equity method investment	(127)	(372)
Excess tax benefits from stock-based compensation	(29)	(42)
Deferred income taxes	557	1,319
Change in assets and liabilities:
Accounts receivable	(4,850)	(4,099)
Inventories	(1,859)	(2,123)
Prepaid expenses and other	2,010	1,565
Other assets	62	(39)
Trade accounts payable	(1,868)	(1,163)
Accrued expenses and other liabilities	(1,100)	(1,471)
Accrued pension obligations	(240)	184
Net cash used in operating activities	(1,966)	(1,257)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,327)	(1,333)
Purchases of investments	(1,010)	-
Net cash used in investing activities	(2,337)	(1,333)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,500	3,000
Principal payments on long-term debt	(75)	(72)
Proceeds from issuance of stock under stock option plans	90	165
Changes in other long-term accruals	10	14
Preferred dividends paid	(4,312)	(4,318)
Net cash provided by (used in) financing activities	3,213	(1,211)

Net decrease in cash and cash equivalents	(1,090)	(3,801)

Cash and cash equivalents at beginning of period	5,604	5,814
Cash and cash equivalents at end of period	$4,514	2,013

Supplemental cash flow information:
Cash paid during periods for:
Interest	$286	224
Income taxes	$2,072	2,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at March 31, 2008 and 2007.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2008 and 2007 and results of operations and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

4.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for recognition and measurement in the Company’s financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  SFAS No. 141R also establishes disclosure requirements which will enable readers to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected to apply the provisions of SFAS No. 157, Fair Value Measurements.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The adoption of SFAS No. 159 did not have any impact on the Company’s financial position or results of operations.  The Company did not elect the fair value option for any of its financial instruments.

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

6.

Marketable Securities

The Company invests in marketable securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date. All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income (loss) within Stockholders’ Equity.  The Company made no additional investments in marketable securities during the quarter ended March 31, 2008.

The carrying value of the marketable equity securities at March 31, 2008 was $3.3 million.  Net unrealized loss, net of tax, included in accumulated other comprehensive income (loss) was $.3 million and $.1 million at March 31, 2008 and December 31, 2007, respectively.

7.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income, net within the Consolidated Statements of Earnings.  For the three months ended March 31, 2008 and 2007, equity earnings amounted to $.2 million and $.4 million, respectively.  At March 31, 2008, December 31, 2007 and March 31, 2007, the net book value (and estimated fair value) of this investment was $16.4 million, $16.2 million and $15.0 million, respectively.  The assets of this limited partnership were invested in U.S. Treasury bills at each of March 31, 2008, December 31, 2007 and March 31, 2007.

The Company has invested in another limited partnership, the general partner of which is an affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

accounted for under the equity method of accounting.  During the three months ended March 31, 2008 and 2007, the Company invested $1.0 million and $0, respectively, in this limited partnership.  For the three months ended March 31, 2008, equity loss amounted to $.1 million.  At March 31, 2008, December 31, 2007 and March 31, 2007, the net book value (and estimated fair value) of this investment was $2.9 million, $2.0 million and $0, respectively.

The Company has invested $4.3 million to acquire a 4.6% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  The Company accounts for this investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At March 31, 2008, December 31, 2007 and March 31, 2007, the accrued and unpaid preferred return was $.2 million, $.2 million and $0, respectively.

8.

Inventories

The classification of inventories is as follows (in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Raw materials	$7,313	7,028	7,370
Work in process	1,784	1,601	1,662
Finished goods	36,517	35,015	31,882
Less inventory reserves	(1,458)	(1,347)	(1,305)
Net inventories	$44,156	42,297	39,609

9.

Long-term Debt

On February 26, 2008, the Company and its primary lenders executed an amendment to its $45.0 million Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

10.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the three months ended March 31 are as follows (in thousands):

	2008	2007
Balance at January 1	$115,681	94,391
Net earnings	4,999	4,519
Exercise of stock options, including related
tax benefit of $29 and $42 for 2008
and 2007, respectively	90	165
Stock option compensation	5	24
Other comprehensive earnings:
Retirement benefit adjustment, net of tax	75	-
Unrealized investment loss, net of tax	(204)	-
Foreign currency translation adjustment	(492)	118
Preferred dividends	(2,156)	(2,159)
Balance at March 31	$117,998	97,058

Comprehensive earnings for the three months ended March 31 are as follows (in thousands):

	2008	2007
Net earnings	$4,999	4,519
Retirement benefit adjustment, net of tax	75	-
Unrealized investment loss, net of tax	(204)	-
Foreign currency translation adjustment	(492)	118
Comprehensive earnings	$4,378	4,637

11.

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

March 31, 2008

(Unaudited)

The expected volatility is based on an analysis of historical prices of the Company’s stock over a period of time consistent with the estimated life of the options.

A summary of option activity during the three months ended March 31, 2008 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2007	65,045	$6.08
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	(15,500)	4.27
Outstanding at March 31, 2008	49,545	6.65	1.78	$179
Exercisable at March 31, 2008	47,545	6.48	1.85	173

No options were granted during each of the three months ended March 31, 2008 and 2007.  The intrinsic value of options exercised during each of the three months ended March 31, 2008 and 2007 totaled less than $.1 million.  Cash received from option exercises for each of the three months ended March 31, 2008 and 2007 totaled $.1 million.

A summary of the status of the Company’s nonvested options at March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

Weighted
Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2007	2,000	$9.86
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2008	2,000	9.86

At March 31, 2008, there was less than $.1 million of total unrecognized compensation costs related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings in 2008.  No options vested during the three months ended March 31, 2008.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million for each of the three months ended March 31, 2008 and 2007.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

12.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.3 million to the pension plan for the three months ended March 31, 2008.  The Company did not contribute to the pension plan for the three months ended March 31, 2007.  The Company expects to contribute $1.1 million to the pension plan in 2008.

The following table presents the components of net periodic benefit cost for the three months ended March 31 (in thousands):

	2008	2007

Service cost	$81	77
Interest cost	213	201
Expected return on plan assets	(203)	(193)
Amortization of prior service cost	-	(1)
Recognized net actuarial loss	125	100
Net periodic benefit cost	$216	184

13.

Fair Value Accounting

SFAS No. 157 was issued in September 2006 and adopted by the Company as of January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are not adjusted for transaction costs.  In addition, SFAS No. 157 establishes a three-tiered hierarchy for inputs used in measuring fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are ones that market participants would use in pricing a financial instrument.  Unobservable inputs are ones that reflect the belief about the assumptions that market participants would use in pricing a financial instrument based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1”:  Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment.  For the Company, assets utilizing Level 1 inputs generally include marketable securities, including common and preferred stocks.

•

“Level 2”:  Valuations are based on quoted prices in markets that are not deemed to be sufficiently “active”, or involve direct or indirect observable market inputs, such as prices for similar securities.

•

“Level 3”:  Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.  Valuation under Level 3 generally involves a significant degree of judgment.

The estimated fair values (and carrying amounts) of the Company’s invested assets as of March 31, 2008 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable securities	$3,305	-	-	3,305

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The Company’s investments in limited partnerships of $19.3 million at March 31, 2008 are accounted for under the equity method of accounting, and, therefore, are not within the scope of SFAS No. 157.

14.

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

The following table presents segment information for the three months ended March 31 (in thousands):

	2008	2007
Net sales:
Educational	$41,774	39,847
Commercial	8,658	8,377
Net sales	$50,432	48,224
Gross profit:
Educational	$17,343	16,598
Commercial	3,523	3,400
Other costs of sales	(970)	(1,035)
Gross profit	$19,896	18,963

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The following table presents segment identifiable asset information as of March 31, 2008, December 31, 2007 and March 31, 2007 (in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007
Identifiable assets:
Educational	$74,744	72,942	67,031
Commercial	6,506	6,099	5,762
Other corporate assets	73,008	70,394	61,445
Identifiable assets	$154,258	149,435	134,238

Educational assets include $14.2 million, $14.4 million and $13.8 million of goodwill at each of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.  Commercial assets included $.1 million of goodwill at each of March 31, 2008, December 31, 2007 and March 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three months ended March 31, 2008:

▪

increase in net sales of 4.6% in the first quarter of 2008, as compared to the same period in 2007;

▪

increase in gross profit of 4.9% in the first quarter of 2008, as compared to the same period in 2007;  the gross profit margin increased to 39.5% in 2008 from 39.3% for the comparable period in 2007;

▪

increase of 8.9% in earnings before income taxes to $8.0 million in the first quarter of 2008, as compared to $7.4 million for the same period in 2007;

▪

increase of 20.5% in net earnings applicable to common stockholders to $2.8 million in the first quarter of 2008, as compared to $2.4 million for the same period in 2007; diluted earnings per common share were $.16 in the first quarter of 2008, compared to $.13 in the comparable period in 2007;

▪

increase of $1.0 million in investments in limited partnerships that manage diversified investment portfolios; aggregate investment in such limited partnerships totaled $19.3 million at March 31, 2008, compared to $15.0 million at March 31, 2007;

▪

aggregate investment in marketable securities was $3.3 million at March 31, 2008, compared to $0 invested in marketable securities at March 31, 2007; no investments in marketable securities were made in the quarters ended March 31, 2008 or 2007;

▪

the Company and its primary lender amended the credit agreement for its existing $45.0 million revolving credit facility to, among other things, (i) extend the term of the credit agreement  to January 2013, and (ii) modify the credit pricing structure and certain covenant terms; and

▪

semi-annual dividend payments were made on March 31, 2008 totaling $4.3 million on the Company’s Series I Preferred Stock and Series J Preferred Stock, of which $2.2 million was accreted during the first quarter of 2008.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three months ended March 31, 2008 and 2007 and (ii) the percentage change in those reported items between the comparable quarterly periods in 2008 and 2007:

	% of Net Sales		Balance
	2008	2007	% Change

Net sales	100.0%	100.0%	4.6%
Cost of sales	60.5	60.7	4.4
Gross profit	39.5	39.3	4.9

Selling and administrative expense	23.5	24.1	1.7
Earnings from operations	16.0	15.2	10.0

Other (expense) income:
Interest expense	(.6)	(.7)	(11.7)
Other, net	.5	.7	(33.9)
	(.1)	(.0)	(324.0)
Earnings before income taxes	15.9	15.2	8.9

Income taxes:
Current	4.6	3.2	52.9
Deferred	1.4	2.7	(47.9)
	6.0	5.9	6.1
Net earnings	9.9%	9.3%	10.6

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company is subject to seasonal influences with peak levels occurring in the second and third quarters of the fiscal year primarily due to increased educational shipments coinciding with the start of the new school year in the Fall.  As a result, the Company typically recognizes approximately 60% of its annual net earnings in the second and third quarters of its fiscal year. Inventory levels increase in March through June in anticipation of the peak shipping season.  The majority of shipments are made between June and August, and the majority of cash receipts are collected from August through October.

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold and general economic conditions.  Results for any quarter are not indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net Sales

Net sales for the first quarter of 2008 increased 4.6% to $50.4 million from $48.2 million for the comparable period in 2007.  Sales growth was balanced among the Company’s catalogs and business units, domestically and in Canada.  International shipments to foreign accounts, which equate to approximately 15% of net sales, grew 19.1% compared to the same quarter last year, aided by the effects of the U.S. dollar in foreign markets.

Net sales for the educational segment, totaling $41.8 million, increased 4.8% in the first quarter of 2008 from $39.8 million in the comparable period in 2007.  The commercial segment recorded net sales of $8.6 million for the first quarter of 2008, increasing 3.3% from $8.4 million for the first quarter of 2007.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary product lines, and each segment benefited from the growth in international sales.

Gross Profit

Gross profit for the first quarter of 2008 increased 4.9% to $19.9 million from $19.0 million in 2007.  The increase in gross profit for the first quarter of 2008 is primarily attributed to the 4.6% increase in net sales.  The gross profit margin increased to 39.5% for the first quarter of 2008 from 39.3% for the comparable period in 2007.  The gross margin improvement is driven by the sales strength of the Company’s proprietary product lines, which have higher gross profit margins than other products, in both domestic and international markets, and successful efforts to manage net shipping costs.

The educational segment gross profit for the first quarter of 2008 increased 4.5% to $17.3 million from $16.6 million for the comparable period in 2007.  The educational segment gross profit margin decreased to 41.5% in the first quarter of 2008 from 41.7% in the first quarter of 2007, primarily resulting from the product mix in the respective quarters.  The commercial segment gross profit for the first quarter of 2008 increased 3.6% to $3.5 million compared to $3.4 million for the first quarter of 2007.  The commercial segment yielded a gross profit margin of 40.7% in the first quarter of 2008, as compared to 40.6% in first quarter of 2007, primarily attributable to the product mix.

Other costs of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, declined 6.3% in the first quarter of 2008 compared to 2007 primarily as a result of long-term efforts to control net shipping costs, including the negotiation of favorable shipping contract terms.

Selling and Administrative Expense

Selling and administrative expense for the first quarter of 2008 increased 1.7% to $11.8 million from $11.6 million in the comparable period in 2007.  As a percent of net sales, selling and administrative expenses amounted to 23.4% for the first quarter of 2008, as compared to 24.1% in the first quarter of 2007.  Expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the first quarter of 2008 were primarily impacted by: (i) an increase in salaries and wages of $.2 million, or 3.3%, as a result of increases in annual employee compensation and the number of employees; and (ii) maintaining other selling and administrative costs, including group health care costs and advertising costs at levels approximating those for the first quarter of 2007.

The Company recorded less than $.1 million in compensation expense for each of the first quarters of 2008 and 2007 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.3 million and $.2 million to Geneve for certain administrative services for the quarters ended March 31, 2008 and 2007, respectively.

Interest Expense

Interest expense for the first quarter of 2008 decreased 11.7% to $288 thousand from $326 thousand for the first quarter of 2007.  The decrease in interest expense is principally due to the decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 4.9% for the first quarter of 2008, compared to 6.5% for the first quarter of 2007.  Interest expense of $.1 million in the each of the first quarters of 2008 and 2007 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average rates under the Company’s credit agreements were 4.3%, 6.8% and 6.8% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

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

The income tax provision for the first quarter of 2008 was $3.0 million compared to $2.8 million for the comparable period in 2007.  These tax provisions reflect effective tax rates of 37.6% and 38.6% for the first quarters of 2008 and 2007, respectively.  For each of the first quarters of 2008 and 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal benefit, and the differential between the

Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  Cash of $1.3 million from operations was retained in the Company primarily as a result of the utilization of Federal net operating tax loss carryforwards (“NOLs”) during the three months ended March 31, 2007.  In the first quarter of 2007, the Company generated Federal taxable income in an amount sufficient to utilize the remaining balance of NOLs, thereby providing the Company with a Federal tax benefit of $1.3 million.  The Company no longer has historical NOLs; thus, the Company will utilize cash to pay its Federal income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had working capital of $86.2 million, increasing from $77.4 million at December 31, 2007.  At March 31, 2007, the Company had working capital of $70.3 million.  Cash and cash equivalents decreased $1.1 million in the first quarter of 2008, ending the period at $4.5 million.  Cash and cash equivalents decreased $3.8 million in the first quarter of 2007, ending the period at $2.0 million.  The change in cash and cash equivalents during the first quarter of 2008 as compared to the same period in 2007 is primarily due to the following activities:

▪

The Company used cash of $2.0 million for operations during the first quarter of 2008 compared to $1.3 million for the comparable period of 2007.  The increase in cash used in operations in the first quarter of 2008 compared to the first quarter of 2007 was principally the result of (i) a $.5 million increase in net earnings, (ii) a $.8 million decrease in deferred tax asset utilization, and (iii) a $.7 million incremental increase in working capital components.

The changes in current assets and liabilities are typical for the first quarter of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $2.3 million for investing activities in the first quarter of 2008, compared to $1.3 million in the first quarter of 2007.  In the first quarter of 2008, the Company used cash of $1.3 million to fund the purchase of fixed assets, including $.7 million for renovation of an existing facility.  In the first quarter of 2007, the Company used $.8 million to fund a portion of the construction of a new 60,000 square foot facility for Nasco’s plastics operations.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.6 million and $.5 million in the first quarters of 2008 and 2007, respectively.

In the first quarter of 2008, the Company increased its investment in an investment limited partnership by $1.0 million.  No similar cash investment was made during the first quarter of 2007.

▪

Financing activities provided cash of $3.2 million in the first quarter of 2008, compared to using cash of $1.2 million for the comparable period in 2007.  In the first quarter of 2008, borrowings under the Company’s primary credit facility of $7.5 million were due to seasonal working capital requirements, and the $4.3 million payment of the preferred stock cash dividends on March 31, 2008.  In the first quarter of 2007, borrowings under the Company’s primary credit facility of $3.0 million were due to seasonal working capital requirements, and the $4.3 million payment of the preferred stock cash dividends on March 31, 2007.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  On February 26, 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.  At March 31, 2008, the weighted average interest rate on this debt was 3.8%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of 3.9%.  Such rate commitments expire on various dates through June 16, 2008.  Rates are renewable by the Company during the term of the Revolving Credit Facility for interest periods of one to six months.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries. The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of March 31, 2008.

In 2008, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to be $2.3 million.  In addition, the Company anticipates capital expenditures of $1.6 million for the completion of a building renovation in Fort Atkinson, WI.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the first quarters of 2008 and 2007.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and notes thereto.  Actual results could differ from those estimates.  The Company believes that the following accounting policies affect the more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements:

Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs, less applicable vendor rebates, incurred in the development, production and circulation of catalogs on the Condensed Consolidated Balance Sheets until the related catalog is mailed, at which time such catalog costs are amortized into selling and administrative expense over the estimated sales realization cycle of one year, using the ratio of current period revenues to the total of current and future period revenues for each catalog.

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

Goodwill - The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination.  The Company evaluated its goodwill at December 31, 2007, and determined that there was no impairment of goodwill.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the first quarters of 2008 and 2007.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Market Risk:  The Company’s exposure to market risk relates to the quality of holdings of its marketable securities and limited partnership investments.  The fair market value of the marketable securities and limited partnerships’ investments is subject to increases or decreases in value resulting from the performance of the securities issuers, from upgrades or downgrades in the credit worthiness of the securities issuers and from changes in general market conditions.  The Company seeks to manage its exposure to market risk by investing in accordance with standards established by the Investment Committee of the Board of Directors.  The standards of the Investment Committee are: (i) preservation of capital; (ii) provision of adequate liquidity to meet projected cash requirements; (iii) minimization of risk of principal loss through diversified short and medium term investments; and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

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

QUANTITATIVE

The Company’s debt as of March 31, 2008 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$16.1
Weighted average interest rate	5.4%	4.3%
Fair market value	$.3	$16.1

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates.  The carrying value of the Company’s other long-term accruals approximates fair value because the Company has no reason to believe that the value of the related long-term assets will increase or decrease from the sales price thereof at their respective transaction dates.

ITEM 4T. CONTROLS AND PROCEDURES

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; (v) the ability of the Company to retain its Federal net operating tax loss carryforward position; and (vi) other factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-K/A, 10-Q and 8-K.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the first quarter of 2008.

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

Date:  May 12, 2008

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  May 12, 2008

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