Form 10-Q
period 2008-06-30
ARISTOTLE CORP
filed 2008-08-14
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [X]

Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of August 11, 2008, 17,962,875 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited),
	December 31, 2007 and June 30, 2007 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Six
	Months ended June 30, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2008 and 2007 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	June 30, 2008	December 31, 2007	June 30, 2007
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$6,444	5,604	7,423
Marketable securities	3,195	3,335	1,910
Investments	21,656	18,150	15,423
Accounts receivable, net	20,902	15,631	21,934
Inventories, net	48,215	42,297	45,618
Prepaid expenses and other	5,034	9,611	5,080
Deferred income taxes	1,879	2,484	2,680
Total current assets	107,325	97,112	100,068

Property, plant and equipment, net	28,603	27,476	26,839

Goodwill	14,358	14,476	14,185
Deferred income taxes	5,646	5,646	8,188
Investments	4,318	4,279	-
Other assets	604	446	332
Total assets	$160,854	149,435	149,612

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$303	305	294
Trade accounts payable	11,762	10,500	12,040
Accrued expenses	7,191	6,765	6,743
Income taxes	240	-	922
Accrued dividends payable	2,156	2,156	2,157
Total current liabilities	21,652	19,726	22,156

Long-term debt, less current installments	11,506	8,655	15,317
Long term pension obligations	2,617	2,944	4,303
Other long-term accruals	2,449	2,429	2,410

Stockholders’ equity:
Preferred stock, Series I, 11% cumulative, $6.00 stated value, $.01 par value;
2,400,000 shares authorized, 1,081,427, 1,081,427 and 1,091,565 shares issued and outstanding at June 30, 2008, December 31, 2007
and June 30, 2007, respectively	6,489	6,489	6,549
Preferred stock, Series J, 12% cumulative, $6.00 stated value; $.01 par value;
11,200,000 shares authorized, 10,984,971 shares issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,962,875,
17,946,705 and 17,903,346 shares issued and outstanding at
June 30, 2008, December 31, 2007 and June 30, 2007, respectively	180	179	179
Additional paid-in capital	7,683	7,580	6,606
Retained earnings	42,278	34,964	26,360
Accumulated other comprehensive earnings (loss)	240	709	(28)
Total stockholders’ equity	122,630	115,681	105,426
Total liabilities and stockholders’ equity	$160,854	149,435	149,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$56,794	56,202	107,226	104,426
Cost of sales	34,457	34,631	64,993	63,892
Gross profit	22,337	21,571	42,233	40,534

Selling and administrative expense	11,791	11,917	23,617	23,544
Earnings from operations	10,546	9,654	18,616	16,990

Other (expense) income:
Interest expense	(285)	(363)	(573)	(689)
Other, net	358	412	590	763
	73	49	17	74
Earnings before income taxes	10,619	9,703	18,633	17,064

Income taxes:
Current	4,006	2,383	6,334	3,906
Deferred	(14)	1,220	673	2,539
	3,992	3,603	7,007	6,445
Net earnings	6,627	6,100	11,626	10,619

Preferred dividends	2,156	2,157	4,312	4,316
Net earnings applicable to common stockholders	$4,471	3,943	7,314	6,303

Earnings per common share:
Basic	$.25	.23	.41	.36
Diluted	$.25	.23	.41	.36

Weighted average common shares outstanding:
Basic	17,962,706	17,454,704	17,961,873	17,361,153
Diluted	17,971,444	17,487,936	17,972,490	17,392,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$11,626	10,619
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	986	921
Stock option compensation	10	48
Loss on sale of property, plant and equipment	-	3
Earnings in equity method investment	(505)	(837)
Loss on sale of marketable securities	150	-
Excess tax benefits from stock-based compensation	(24)	(1,257)
Deferred income taxes	538	2,557
Change in assets and liabilities:
Accounts receivable	(5,271)	(6,476)
Inventories	(5,918)	(8,131)
Prepaid expenses and other	4,577	3,043
Other assets	(50)	(339)
Trade accounts payable	1,262	2,600
Accrued expenses and other liabilities	406	437
Accrued pension obligations	(327)	(166)
Net cash provided by operating activities	7,460	3,022

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,221)	(1,964)
Proceeds from the sale of plant, property and equipment	-	6
Purchases of investments	(3,040)	-
Purchases of marketable securities	(488)	(1,910)
Proceeds from the sale of marketable securities	478	-
Net cash used in investing activities	(5,271)	(3,868)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,500	7,000
Principal payments on long-term debt	(4,651)	(3,661)
Proceeds from issuance of stock under stock option plans	94	3,407
Changes in other long-term accruals	20	27
Preferred dividends paid	(4,312)	(4,318)
Net cash provided by (used in) financing activities	(1,349)	2,455

Net increase in cash and cash equivalents	840	1,609

Cash and cash equivalents at beginning of period	5,604	5,814
Cash and cash equivalents at end of period	$6,444	7,423
Supplemental cash flow information
Cash paid during periods for:
Interest	$414	495
Income taxes	$5,549	4,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at June 30, 2008 and 2007.

2.    Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2008 and 2007, results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007, as applicable, have been made.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.     Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

4.    Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have an impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”), effective for fiscal years beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 is not expected

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

to have a material effect on the Company’s consolidated financial statements.  Adoption of SFAS No. 161 by the Company is required in 2009.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for recognition and measurement in the Company’s financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  SFAS No. 141R also establishes disclosure requirements which will enable readers to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS  No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”),  which allows an entity to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected to apply the provisions of SFAS No. 157, Fair Value Measurements.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

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

The carrying value of the marketable equity securities at June 30, 2008 and 2007 was $3.2 million and $1.9 million, respectively.  Net unrealized loss, net of tax, included in accumulated other comprehensive income (loss) was $.4 million, $.1 million and $5.0 thousand at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

7.    Investments

Since October 2004, the Company has invested, as a limited partner, in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership, totaling $36.3 million at June 30, 2008, are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio. The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income within the Condensed Consolidated Statements of Earnings.  The Company has determined that the limited partnership is a variable interest entity, of which the Company is not the primary beneficiary.  The Company’s maximum loss exposure is its investment in the limited partnership.  For the three months ended June 30, 2008 and 2007, equity earnings amounted to $.4 million and $.8 million, respectively.   For each of the six months ended June 30, 2008 and 2007, equity earnings amounted to $.7 million and $.8 million, respectively.  At June 30, 2008, December 31, 2007 and June 30, 2007, the net book value (and estimated fair value) of this investment was $16.8 million, $16.2 million and $15.4 million, respectively.  The assets of this limited partnership were invested in U.S Treasury bills at each of June 30, 2008, December 31, 2007 and June 30, 2007.

Since December 2007, the Company has invested, as a limited partner, in another limited partnership, the general partner of which is an affiliate of the Company.  The assets of the limited partnership total $39.5 million at June 30, 2008.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting.  The Company has determined that the limited partnership is a variable interest entity, of which the Company is not the primary beneficiary.  The Company’s maximum loss exposure is its investment in the limited partnership.  During the three months ended June 30, 2008 and 2007, the Company invested $2.0 million and $0, respectively, in this limited partnership.  During the six months ended June 30, 2008 and 2007, the Company invested $3.0 million and $0, respectively, in this limited partnership.  For the three months ended June 30, 2008, the equity loss amounted to $.1 million.   For the six months ended June 30, 2008, the equity loss amounted to $.2 million.  At June 30, 2008, December 31, 2007 and June 30, 2007, the net book value (and estimated fair value) of this investment was $4.8 million, $2.0 million and $0, respectively.

In 2007, the Company invested $4.3 million to acquire a 4.6% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  The Company accounts for this investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At June 30, 2008, December 31, 2007 and June 30, 2007, the accrued and unpaid preferred return was $.3 million, $.2 million and $0, respectively.

8.    Inventories

The classification of inventories is as follows (in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Raw materials	$7,609	7,028	7,320
Work in process	2,526	1,601	1,758
Finished goods	39,553	35,015	37,898
Less inventory reserves	(1,473)	(1,347)	(1,358)
Net inventories	$48,215	42,297	45,618

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

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

10.  Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the six months ended June 30 are as follows (in thousands):

	2008	2007
Balance at January 1	$115,681	94,391
Net earnings	11,626	10,619
Exercise of stock options, including related
tax benefit of $24 and $1,257 for 2008
and 2007, respectively	94	3,407
Stock option compensation	10	48
Other comprehensive earnings: Amortization of pension prior service cost and unrecognized net actuarial loss	151	121
Unrealized loss on marketable securities	(211)	(5)
Foreign currency translation adjustment	(409)	1,161
Preferred dividends	(4,312)	(4,316)
Balance at June 30	$122,630	105,426

Comprehensive earnings for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$6,627	6,100	11,626	10,619
Amortization of pension prior service cost and unrecognized net actuarial loss	76	121	151	121
Unrealized loss on marketable securities	(7)	(5)	(211)	(5)
Foreign currency translation adjustment	83	1,043	(409)	1,161
Comprehensive earnings	$6,779	7,259	11,157	11,896

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

11.  Stock Options

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

A summary of option activity during the six months ended June 30, 2008 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2007	65,045	$6.08
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	(16,170)	4.35
Outstanding at June 30, 2008	48,875	6.65	1.54	$48
Exercisable at June 30, 2008	46,875	6.48	1.60	48

No options were granted during each of the three and six months ended June 30, 2008 and 2007.  The intrinsic value of options exercised during each of the three months ended June 30, 2008 and 2007 totaled less than $.1 million and $1.1 million, respectively.  The intrinsic value of options exercised during each of the six months ended June 30, 2008 and 2007 totaled less than $.1 million and $1.2 million, respectively.  Cash received from option exercises for each of the three months ended June 30, 2008 and 2007 totaled less than $.1 million and $2.0 million, respectively.  Cash received from option exercises for the six months ended June 30, 2008 and 2007 totaled $.1 million and $2.1 million, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

A summary of the status of the Company’s nonvested options at June 30, 2008, and changes during the six months then ended, is presented below:

Weighted
Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2007	2,000	$9.86
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2008	2,000	9.86

At June 30, 2008, there was less than $.1 million of total unrecognized compensation costs related to options.  These costs are expected to be recognized within the Condensed Consolidated Statements of Earnings in the third quarter of 2008.  No options vested during each of the three and six months ended June 30, 2008.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million for each of the three and six months ended June 30, 2008 and 2007.

12.  Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.2 million and $.3 million to the pension plan for the three months ended June 30, 2008 and 2007, respectively.  The Company contributed $.5 million and $.3 million to the pension plan for the six months ended June 30, 2008 and 2007, respectively.  The Company expects to contribute a total of approximately $1.2 million to the pension plan in 2008.

The following table presents the components of net periodic benefit cost for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$81	76	162	153
Interest cost	212	201	425	402
Expected return on plan assets	(202)	(194)	(405)	(387)
Amortization of prior service cost	-	-	-	(1)
Recognized net actuarial loss	125	101	250	201
Net periodic benefit cost	$216	184	432	368

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

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

The estimated fair values (and carrying amounts) of the Company’s invested assets as of June 30, 2008 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable securities	$3,195	-	-	3,195

The Company’s investments in limited partnerships of $21.7 million at June 30, 2008 are accounted for under the equity method of accounting, and, therefore, are not within the scope of SFAS No. 157.

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

The following table presents segment information for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Educational	$48,274	47,696	90,048	87,543
Commercial	8,520	8,506	17,178	16,883
Net sales	$56,794	56,202	107,226	104,426
Gross profit:
Educational	$19,738	19,491	37,081	36,089
Commercial	3,454	3,394	6,977	6,794
Other costs of sales	(855)	(1,314)	(1,825)	(2,349)
Gross profit	$22,337	21,571	42,233	40,534

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of June 30, 2008, December 31, 2007 and June 30, 2007 (in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007
Identifiable assets:
Educational	$76,252	72,942	72,424
Commercial	6,458	6,099	6,220
Other corporate assets	78,144	70,394	70,968
Identifiable assets	$160,854	149,435	149,612

Educational assets include $14.2 million, $14.4 million and $14.1 million of goodwill at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  Commercial assets included $.1 million of goodwill at each of June 30, 2008, December 31, 2007 and June 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three and six months ended June 30, 2008:

▪

increase in net sales of 1.1% and 2.7% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007;

▪

increase in gross profit of 3.6% and 4.2% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007;

▪

increase in earnings before income taxes of 9.4% and 9.2% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007;

▪

increase in net earnings of 8.6% and 9.5% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007;  as a percentage of net sales, net earnings amounted to 11.7% in the second quarter of 2008, compared to 10.9% in the same period in 2007; as a percentage of net sales, net earnings amounted to 10.9% in the six months ended June 30, 2008, compared to 10.3% in the same period in 2007;

▪

increase in diluted earnings per common share to $.41 in the six months ended June 30, 2008, as compared $.36 in the same six month period of 2007; diluted earnings per common share of $.25 in the three months ended June 30, 2008, compared to diluted earnings per common share of $.23  for the same period in 2007;

▪

increase in the weighted average number of diluted common shares outstanding of 2.8% and 3.3% in the three and six month ended June 30, 2008, respectively, as compared to the same periods in 2007;

▪

cash investments of $2.0 million and $3.0 million during the three months and six months ended June 30, 2008, respectively, in limited partnerships, compared to $0 cash investment in limited partnerships in the three and six months ended June 30, 2007;

▪

semi-annual dividend payments on March 31, 2008 totaling $4.3 million on the Company’s Series I Preferred Stock and Series J Preferred Stock.

A key strength of the Company’s business is its ability to generate cash consistently.  The Board of Directors and management use cash generated as a measure of the Company’s performance.  The Company uses the cash generated from operations to strengthen the balance sheet, including making investments in marketable securities and limited partnerships and reducing liabilities such as pension and debt obligations, paying dividends on its preferred stocks and completing prudent acquisition opportunities.  The Company’s management believes that examining the ability to generate cash provides investors with additional insight into the Company’s performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the three and six months ended June 30, 2008 and 2007 and (ii) the percentage change in those reported items from the comparable period in 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change

Net sales	100.0%	100.0%	1.1%	100.0%	100.0%	2.7%
Cost of sales	60.7	61.6	(0.5)	60.6	61.2	1.7
Gross profit	39.3	38.4	3.6	39.4	38.8	4.2

Selling and administrative expense	20.7	21.2	(1.1)	22.0	22.5	0.3
Earnings from operations	18.6	17.2	9.2	17.4	16.3	9.6

Other (expense) income:
Interest expense	(.5)	(.6)	(21.5)	(.5)	(.7)	(16.8)
Other, net	.6	.7	(15.7)	.5	.8	(22.7)
	.1	.1	***	-	.1	***
Earnings before income taxes	18.7	17.3	9.4	17.4	16.4	9.2

Income taxes:
Current	7.0	4.2	68.1	5.9	3.7	62.2
Deferred	-	2.2	***	0.6	2.4	(73.5)
	7.0	6.4	10.8	6.5	6.1	8.7
Net earnings	11.7%	10.9%	8.6%	10.9%	10.3%	9.5%

***

Not meaningful

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

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs of products sold, the mix of products sold and general economic conditions.  Results for any fiscal quarter are not indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Net Sales

Net sales for the second quarter of 2008 increased 1.1% to $56.8 million from $56.2 million for the comparable period in 2007.  The growth in net sales for the second quarter of 2008 is attributable to organic growth of existing product lines in the Company’s domestic, Canadian and international markets.  International shipments to foreign accounts, which account for more than 11% of second quarter revenue, increased 11.7%, aided by the effects of the U.S. dollar in foreign markets.

Net sales in the educational segment, totaling $48.3 million, increased 1.2% in the second quarter of 2008 from $47.7 million in the comparable period in 2007.  The commercial segment recorded net sales of $8.5 million in the second quarter of 2008, increasing nominally from the second quarter of 2007.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products, and each segment benefited from the growth in international sales.

Gross Profit

Gross profit for the second quarter of 2008 increased 3.6% to $22.3 million from $21.6 million for the comparable period in 2007.  The increase in gross profit for the second quarter of 2008 is primarily attributable to (i) the 1.1% increase in net sales; (ii) growth in net sales of higher-margin proprietary product lines; and (iii) inventory purchasing strategies initiated in the fourth quarter of 2007 and first quarter of 2008 designed to maximize returns on inventory investments and to limit effects of petroleum-based cost increases.  The gross profit margin increased to 39.3% in the second quarter of 2008 from 38.4% in the comparable period in 2007.  The increase in consolidated gross margin is attributed to the Company’s inventory purchasing strategies employed throughout the year.

The educational segment gross profit for the second quarter of 2008 increased 1.3% to $19.7 million from $19.5 million for the comparable period in 2007.  The educational segment gross profit margin was 40.9% in each of the second quarters of 2008 and 2007.  The commercial segment gross profit for the second quarter of 2008 increased 1.8% to $3.5 million from $3.4 million for the comparable period in 2007.  The commercial segment yielded a gross profit margin of 40.6% in the second quarter of 2008 as compared to 39.9% in the second quarter of 2007.  The increase in the commercial segment gross profit margin is also attributed to strength in proprietary sales which have higher gross margins, particularly the Whirl-Pak product lines.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, declined $.5 million in the second quarter of 2008 compared to 2007 primarily as a result of long term efforts to control net shipping costs, including: (i) increases in shipping and handling rates; and (ii) the negotiation of favorable shipping contract terms.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2008 decreased 1.1% to $11.8 million from $11.9 million in the comparable period in 2007.  As a percent of net sales, selling and administrative expenses amounted to 20.7% and 21.2% for the second quarters of 2008 and 2007, respectively.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the second quarter of 2008 were primarily impacted by: (i) an increase in salaries and wages of $.2 million, or 2.5%, as a result of increases in annual employee compensation, employee performance incentives and changes in the number of employees; (ii) an insurance recovery of $.7 million; (iii) an increase in group health care costs by 3.1%, or less than $.1 million; and (iv) an increase in catalog and advertising costs of 3.0% or $.1 million.

The Company recorded less than $.1 million in compensation expense for each of the second quarters of 2008 and 2007 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.3 million and $.2 million to Geneve for certain administrative services for the quarters ended June 30, 2008, and 2007, respectively.

Interest Expense

Interest expense for the second quarter of 2008 decreased 21.5% to $285 thousand from $363 thousand for the second quarter of 2007.  The decrease in interest expense is principally due to the decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 3.8% during the second quarter of 2008, compared to 6.7% during the second quarter of 2007.  Interest expense of $.1 million in each of the second quarters of 2008 and 2007 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 4.2%, 6.8% and 7.1% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

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

The income tax provision for the second quarter of 2008 was $4.0 million versus $3.6 million for the comparable period in 2008.  These tax provisions reflect effective tax rates of 37.6% and 37.1 % for the second quarters of 2008 and 2007, respectively.  For each of the second quarters of 2008 and 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Net Sales

Net sales for the six months ended June 30, 2008 increased 2.7% to $107.2 million from $104.4 million for the comparable period in 2007.  The growth in net sales for the six months ended June 30, 2008 is attributable to organic growth of existing product lines in the Company’s domestic, Canadian and international markets.  International shipments to foreign accounts, which account for more than 12% of revenue in the first six months of 2008, increased 15.6%, aided by the effects of the U.S. dollar in foreign markets.

Net sales in the educational segment, totaling $90.0 million, increased 2.9% in the six months ended June 30, 2008 from $87.5 million in the comparable period in 2007.  The commercial segment recorded net sales of $17.2 million in the six months ended June 30, 2008, increasing 1.7% from $16.9 million in the comparable period in 2007.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products, and each segment benefited from the growth in international sales.

Gross Profit

Gross profit for the six months ended June 30, 2008 increased 4.2% to $42.2 million from $40.5 million for the comparable period in 2007.  The increase in gross profit for the six months ended June 30, 2008 is primarily attributable to: (i) the 2.9% increase in net sales; (ii) growth in net sales of higher-margin proprietary product lines; and (iii) inventory purchasing strategies initiated in the fourth quarter of 2007 and first quarter of 2008 designed to maximize returns on inventory investments and to limit effects of petroleum-based cost increases.  The gross profit margin increased to 39.4% in the six months ended June 30, 2008 from 38.8% in the comparable period in 2007.  The increase in consolidated gross margin is attributed to the sales strength of the Company’s proprietary product lines, which have higher gross margins, and the Company’s inventory purchasing strategies.

The educational segment gross profit for the six months ended June 30, 2008 increased 2.7% to $37.1 million from $36.1 million for the comparable period in 2007.  The educational segment gross profit margin in each of the six months ended June 30, 2008 and 2007 was 41.2%%.  The commercial segment gross profit for the six months ended June 30, 2008 increased 2.7% to $7.0 million from $6.8 million for the comparable period in 2007.  The commercial segment gross profit margin increased to 40.6% in the six months ended June 30, 2008, as compared to 40.2% in the six months ended June 30, 2007.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products, which have higher gross margins, and the Company’s inventory purchasing strategies.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, declined $.5 million in the six months ended June 30, 2008 compared to 2007 primarily as a result of long term efforts to control net shipping costs, including: (i) increases in shipping and handling rates; and (ii) the negotiation of favorable shipping contract terms.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2008 increased 0.3% to $23.6 million from $23.5 million in the comparable period in 2007.  As a percent of net sales, selling and administrative expenses amounted to 22.0% for the six months ended June 30, 2008 as compared to 22.5% in the comparable period of 2006.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the six months ended June 30, 2008 were primarily impacted by: (i) an increase in salaries and wages of $.6 million, or 4.0%, as a result of increases in annual employee compensation, employee performance incentives and changes in the number of employees; (ii) an insurance recovery of $.7 million; and (iii) an increase in group health care costs by 4.6%, or $.1 million.

The Company recorded less than $.1 million in compensation expense for each of the six months ended June 30, 2008 and 2007 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.5 million and $.4 million to Geneve for certain administrative services for the six months ended June 30, 2008 and 2007, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2008 decreased to $.6 million from $.7 million for the comparable period in 2007.  The decrease in interest expense is principally due to the decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 4.3% during the first six months of 2008, compared to 6.7% during the first six months of 2007.  Interest expense of $.2 million in each of the six months ended June 30, 2008 and 2007 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 4.2%, 6.8% and 7.1% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

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

The income tax provision for the six months ended June 30, 2008 was $7.0 million versus $6.4 million for the comparable period in 2007.  These tax provisions reflect effective tax rates of 37.5% and 37.8% for the six months ended June 30, 2008 and 2007, respectively.  For each of the six months ended June 30, 2008 and 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  Cash of $1.3 million from operations was retained in the Company primarily as a result of the utilization of Federal net operating tax loss carryforwards (“NOLs”) during the six months ended June 30, 2007. In first six months of 2007, the Company generated Federal taxable income in an amount sufficient to utilize the remaining balance of NOLs, thereby providing the Company with a Federal tax benefit of $1.3 million.  The Company no longer has NOLs; thus, the Company will utilize cash to pay its Federal income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had working capital of $85.7 million, increasing from $77.4 million at December 31, 2007.  At June 30, 2007, the Company had working capital of $77.9 million.  Cash and cash equivalents increased $.8 million in the six months ended June 30, 2008, ending the period at $6.4 million.  The increase in the generation of cash and cash equivalents during the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the following:

▪

The Company generated cash of $7.5 million from operations during the six months ended June 30, 2008 compared to $3.0 million for the comparable period of 2007.  The increase in cash generated from operations in the six months ended June 30, 2008 compared to the same period in 2007 was principally the result of: (i) a $1.0 million increase in net earnings; (ii) a $2.2 million decrease in cash used to purchase inventory; (iii) a $1.2 million decrease in tax benefits realized from the exercise of stock options; (iv) a $2.0 million decrease in deferred tax asset utilization; and (v) other changes in working capital.

The changes in current assets and liabilities are typical for the first six months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $5.3 million for investing activities in the six months ended June 30, 2008, compared to $3.9 million for the comparable period in 2007. In the six months ended June 30, 2008, the Company used $2.2 million to fund the purchase of fixed assets, including $1.2 million for renovation of an existing facility.  In the six months ended June 30, 2007, the Company used $2.0 million to fund fixed asset additions, including $.8 million of cash to fund a portion of the construction of a 60,000 square foot facility for Nasco’s plastics operations.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.0 million and $1.2 million in the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008 and 2007, the Company invested $0 and $1.9 million, respectively, in marketable securities (see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  Also during these comparable six month periods, the Company invested $3.0 million and $0, respectively, in limited partnerships (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).

▪

Financing activities used cash of $1.3 million in the six months ended June 30, 2008, and provided cash of $2.5 million for the comparable period in 2007.  In the six months ended June 30, 2008, net proceeds from borrowings under the Company’s primary credit facility of $2.8 million was due to seasonal working capital requirements, including the payment of Preferred Stock cash dividends on March 31, 2008.  In the six months ended June 30, 2007, net proceeds from borrowings under the Company’s primary credit facility of $3.3 million was also due to seasonal working capital requirements and the Preferred Stock cash dividends on March 31, 2007.

Proceeds from the exercise of stock options totaled less than $.1 million in the six months ended June 30, 2008 compared to $3.4 million in the six months ended June 30, 2007.

The Company paid dividends of $4.3 million in each of the six months ended June 30, 2008 and 2007 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  On February 26, 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.  At June 30, 2008, the weighted average interest rate on this debt was 3.5%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 3.5%.  Such rate commitments expire on various dates through August 18, 2008.  Subsequent to that date, the rate commitments will be renewed at interest rates based on the then-current LIBOR rates.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of June 30, 2008.

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

INFLATION

Inflation has had only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and six months ended June 30, 2008 and 2007.

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

Deferred Income Taxes - The Company accounts for income taxes under the assets and liability method, wherein deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Goodwill - The Company evaluates goodwill for impairment annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination.  The Company evaluated its goodwill at December 31, 2007, and determined that there was no impairment of goodwill.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and six months ended June 30, 2008 and 2007.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Market Risk:  The Company’s exposure to market risk relates to the quality of holdings of its marketable securities and limited partnership investment.  The fair market values of the marketable securities and limited partnerships’ investments are subject to increases or decreases in value resulting from the performance of the securities issuers, from upgrades or downgrades in the credit worthiness of the securities issuers and from changes in general market conditions.  The Company seeks to manage its exposure to market risk by investing in accordance with standards established by the Investment Committee of the Board of Directors.  The standards of the Investment Committee are: (i) preservation of capital; (ii) provision of adequate liquidity to meet projected cash requirements; (iii) minimization of risk of principal loss through diversified short and medium term investments; and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2008 by approximately $.1 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding in 2008.

QUANTITATIVE

The Company’s debt as of June 30, 2008 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$11.5
Weighted average interest rate	4.9%	4.2%
Fair market value	$.3	$11.5

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the second quarter of 2008.

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

Date:  August 14, 2008

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  August 14, 2008

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