Form 10-Q
period 2008-09-30
ARISTOTLE CORP
filed 2008-11-14
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 7, 2008, 17,962,875 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited),
	December 31, 2007 and September 30, 2007 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Nine
	Months ended September 30, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2008 and 2007 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	September 30, 2008	December 31, 2007	September 30, 2007
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$7,138	5,604	3,173
Marketable securities	2,480	3,335	2,886
Investments	21,991	18,150	15,761
Accounts receivable, net	26,175	15,631	27,975
Inventories, net	42,388	42,297	40,046
Prepaid expenses and other	4,000	9,611	5,084
Deferred income taxes	1,788	2,484	2,634
Total current assets	105,960	97,112	97,559

Property, plant and equipment, net	28,429	27,476	27,140

Goodwill	14,186	14,476	14,458
Deferred income taxes	5,646	5,646	8,188
Investments	4,318	4,279	4,000
Other assets	817	446	391
Total assets	$159,356	149,435	151,736

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$299	305	300
Trade accounts payable	9,331	10,500	8,593
Accrued expenses	7,537	6,765	6,814
Income taxes	184	-	4,434
Accrued dividends payable	-	2,156	-
Total current liabilities	17,351	19,726	20,141

Long-term debt, less current installments	10,434	8,655	14,237
Long term pension obligations	2,115	2,944	2,808
Other long-term accruals	2,458	2,429	2,424

Stockholders’ equity:
Preferred stock, Series I, 11% cumulative, $6.00 stated value, $.01 par value;
2,400,000 shares authorized, 1,081,427 shares issued and outstanding	6,489	6,489	6,489
Preferred stock, Series J, 12% cumulative, $6.00 stated value; $.01 par value;
11,200,000 shares authorized, 10,984,971 shares issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,962,875,
17,946,705 and 17,943,975 shares issued and outstanding at
September 30, 2008, December 31, 2007 and September 30, 2007, respectively	180	179	179
Additional paid-in capital	7,685	7,580	6,867
Retained earnings	46,985	34,964	31,866
Accumulated other comprehensive earnings (loss)	(101)	709	965
Total stockholders’ equity	126,998	115,681	112,126
Total liabilities and stockholders’ equity	$159,356	149,435	151,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$64,976	63,524	172,202	167,950
Cost of sales	40,123	39,017	105,116	102,909
Gross profit	24,853	24,507	67,086	65,041

Selling and administrative expense	13,178	12,133	36,795	35,677
Earnings from operations	11,675	12,374	30,291	29,364

Other (expense) income:
Interest expense	(260)	(393)	(833)	(1,082)
Other, net	(428)	453	162	1,216
	(688)	60	(671)	134
Earnings before income taxes	10,987	12,434	29,620	29,498

Income taxes expense (benefit):
Current	4,234	4,690	10,568	8,596
Deferred	(109)	84	564	2,623
	4,125	4,774	11,132	11,219
Net earnings	6,862	7,660	18,488	18,279

Preferred dividends	2,155	2,154	6,467	6,470
Net earnings applicable to common stockholders	$4,707	5,506	12,021	11,809

Earnings per common share:
Basic	$.26	.31	.67	.67
Diluted	$.26	.31	.67	.67

Weighted average common shares outstanding:
Basic	17,962,875	17,927,671	17,962,209	17,552,073
Diluted	17,968,921	17,946,013	17,971,305	17,569,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$18,488	18,279
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,525	1,397
Stock option compensation	12	75
Loss on sale of property, plant and equipment	-	3
Earnings in equity method investment	(840)	(1,175)
Loss on sale of marketable securities	741	-
Impairment loss on marketable securities	306	-
Excess tax benefits from stock-based compensation	(24)	(1,305)
Deferred income taxes	563	2,615
Change in assets and liabilities:
Accounts receivable	(10,544)	(12,517)
Inventories	(91)	(2,559)
Prepaid expenses and other	5,611	3,039
Other assets	(96)	(676)
Trade accounts payable	(1,169)	(847)
Accrued expenses and other liabilities	719	3,102
Accrued pension obligations	(829)	-
Net cash provided by operating activities	14,372	9,431

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,942)	(2,450)
Proceeds from the sale of plant, property and equipment	-	6
Purchases of investments	(3,040)	(4,000)
Purchases of marketable securities	(1,635)	(2,886)
Proceeds from the sale of marketable securities	1,506	-
Net cash used in investing activities	(6,111)	(9,330)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,500	7,000
Principal payments on long-term debt	(5,727)	(4,735)
Proceeds from issuance of stock under stock option plans	94	3,581
Changes in other long-term accruals	29	41
Preferred dividends paid	(8,623)	(8,629)
Net cash used in financing activities	(6,727)	(2,742)

Net increase (decrease) in cash and cash equivalents	1,534	(2,641)

Cash and cash equivalents at beginning of period	5,604	5,814
Cash and cash equivalents at end of period	$7,138	3,173
Supplemental cash flow information
Cash paid during periods for:
Interest	$766	973
Income taxes	$9,822	5,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and an affiliated entity held approximately 90% of Aristotle’s voting power at September 30, 2008 and 2007.

2.     Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2008 and 2007, results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007, as applicable, have been made.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

September 30, 2008

(Unaudited)

to have a material effect on the Company’s consolidated financial statements.  Adoption of SFAS No. 161 by the Company is required in 2009.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for recognition and measurement in the Company’s financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  SFAS No. 141R also establishes disclosure requirements which will enable readers to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of SFAS No. 141R to the accounting treatment of business acquisitions completed after December 31, 2008.

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

6.    Marketable Securities

The Company invests in marketable equity securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses, which have not otherwise been recognized as other than temporary losses, are reflected net of tax in accumulated other comprehensive earnings (loss) within Stockholders’ Equity

The carrying value of the marketable equity securities at September 30, 2008 and 2007 was $2.5 million and $2.9 million, respectively.  Net unrealized loss, net of tax, included in accumulated other comprehensive income (loss) was $.1 million at each of September 30, 2008, December 31, 2007 and September 30, 2007.  In the quarter and nine months ended September 30, 2008, the Company recognized $.3 million of losses related to marketable securities which were determined to be other than temporary.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

7.    Investments

Since October 2004, the Company has invested, as a limited partner, in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership, totaling $37.4 million at September 30, 2008, are managed exclusively by a non-affiliate of the Company.  The purpose of the limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other (expense) income within the Condensed Consolidated Statements of Earnings.  The Company has determined that the limited partnership is a variable interest entity, of which the Company is not the primary beneficiary.  The Company’s maximum loss exposure is its investment in the limited partnership.  For the three months ended September 30, 2008 and 2007, equity earnings amounted to $.5 million and $.3 million, respectively.  For each of the nine months ended September 30, 2008 and 2007, equity earnings amounted to $1.2 million.  At September 30, 2008, December 31, 2007 and September 30, 2007, the net book value (and estimated fair value) of this investment was $17.4 million, $16.2 million and $15.8 million, respectively.  The assets of this limited partnership were invested in U.S Treasury bills at each of September 30, 2008, December 31, 2007 and September 30, 2007.

Since December 2007, the Company has invested, as a limited partner, in another limited partnership, the general partner of which is an affiliate of the Company.  The assets of the limited partnership total $37.9 million at September 30, 2008.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting.  The Company has determined that the limited partnership is a variable interest entity, of which the Company is not the primary beneficiary.  The Company’s maximum loss exposure is its investment in the limited partnership.  No investments were made into this limited partnership during the three months ended September 30, 2008 and September 30, 2007.  During the nine months ended September 30, 2008 and 2007, the Company invested $3.0 million and $0, respectively, in this limited partnership.  For the three months ended September 30, 2008, the equity loss amounted to $.2 million.  For the nine months ended September 30, 2008, the equity loss amounted to $.4 million.  At September 30, 2008, December 31, 2007 and September 30, 2007, the net book value (and estimated fair value) of this investment was $4.6 million, $2.0 million and $0, respectively.

In 2007, the Company invested $4.3 million to acquire a 4.9% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  The Company accounts for this investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At September 30, 2008, December 31, 2007 and September 30, 2007, the accrued and unpaid preferred return was $.4 million, $.2 million and $.1 million, respectively.

8.    Inventories

The classification of inventories is as follows (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007

Raw materials	$7,724	7,028	7,735
Work in process	2,004	1,601	1,755
Finished goods	34,319	35,015	31,946
Less inventory reserves	(1,659)	(1,347)	(1,390)
Net inventories	$42,388	42,297	40,046

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

9.  Long-term Debt

On February 26, 2008, the Company and its primary lenders executed an amendment to the $45.0 million Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.

10.  Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the nine months ended September 30 are as follows (in thousands):

	2008	2007
Balance at January 1	$115,681	94,391
Net earnings	18,488	18,279
Exercise of stock options, including related
tax benefit of $24 and $1,305 for 2008
and 2007, respectively	94	3,581
Stock option compensation	12	75
Other comprehensive earnings: Amortization of pension prior service cost and unrecognized net actuarial loss, net of tax	221	181
Change in unrealized losses on marketable securities, net of tax	38	(69)
Foreign currency translation adjustment	(1,069)	2,158
Preferred dividends	(6,467)	(6,470)
Balance at September 30	$126,998	112,126

Comprehensive earnings for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings	$6,862	7,660	18,488	18,279
Amortization of pension prior service cost and unrecognized net actuarial loss, net of tax	70	60	221	181
Change in unrealized losses on marketable securities , net of tax	249	(64)	38	(69)
Foreign currency translation adjustment	(660)	997	(1,069)	2,158
Comprehensive earnings	$6,521	8,653	17,678	20,549

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

11.  Stock Options

The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 (the “2002 Plan”) under which employees, directors and consultants of the Company are eligible to receive nonincentive and incentive options and stock grants of up to 1,500,000 shares of Common Stock.  Options granted under the 2002 Plan generally vest over a three year period and have an exercise term of no longer than five years from the issue date.

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

A summary of option activity during the nine months ended September 30, 2008 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2007	65,045	$6.08
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	(16,170)	4.35
Outstanding at September 30, 2008	48,875	6.65	1.33	$49
Exercisable at September 30, 2008	48,875	6.65	1.33	49

No options were granted during each of the three and nine months ended September 30, 2008.  The Company granted 2,000 options in the three and nine months ended September 30, 2007.  The intrinsic value of options exercised during each of the three months ended September 30, 2008 and 2007 were $0 and $.1 million, respectively.  The intrinsic value of options exercised during each of the nine months ended September 30, 2008 and 2007 totaled less than $.1 million and $1.2 million, respectively.  Cash received from option exercises for each of the three months ended September 30, 2008 and 2007 totaled $0 million and $.2 million, respectively.  Cash received from option exercises for the nine months ended September 30, 2008 and 2007 totaled $.1 million and $3.6 million, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

A summary of the status of the Company’s nonvested options at September 30, 2008, and changes during the nine months then ended, is presented below:

Weighted
Average
	Number	Grant
	of	Date Fair
	Options	Value

Nonvested at December 31, 2007	2,000	$9.86
Granted	-	-
Vested	2,000	9.86
Forfeited	-	-
Nonvested at September 30, 2008	-	-

At September 30, 2008, there were no unrecognized compensation costs related to options.  Two thousand options vested during each of the three and nine months ended September 30, 2008.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings amounted to less than $.1 million for each of the three and nine months ended September 30, 2008 and 2007.

12.  Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.5 million and $1.6 million to the pension plan for the three months ended September 30, 2008 and 2007, respectively.  The Company contributed $1.0 million and $1.9 million to the pension plan for the nine months ended September 30, 2008 and 2007, respectively.  The Company expects to contribute a total of approximately $1.2 million to the pension plan in 2008.

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$70	77	232	230
Interest cost	239	202	664	604
Expected return on plan assets	(314)	(193)	(719)	(580)
Amortization of prior service cost	(1)	(1)	(1)	(2)
Recognized net actuarial loss	115	99	365	300
Net periodic benefit cost	$109	184	541	552

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The estimated fair values (and carrying amounts) of the Company’s invested assets as of September 30, 2008 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable securities	$2,480	-	-	2,480

The Company’s investments in limited partnerships of $22.0 million at September 30, 2008 are accounted for under the equity method of accounting, and, therefore, are not within the scope of SFAS No. 157.

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The following table presents segment information for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
Educational	$56,020	55,067	146,062	142,608
Commercial	8,956	8,457	26,140	25,342
Net sales	$64,976	63,524	172,202	167,950
Gross profit:
Educational	$22,007	22,311	59,088	58,400
Commercial	3,650	3,395	10,627	10,189
Other costs of sales	(804)	(1,199)	(2,629)	(3,548)
Gross profit	$24,853	24,507	67,086	65,041

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of September 30, 2008, December 31, 2007 and September 30, 2007 (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Identifiable assets:
Educational	$68,893	72,942	67,121
Commercial	6,473	6,099	6,458
Other corporate assets	83,990	70,394	78,157
Identifiable assets	$159,356	149,435	151,736

Educational assets include $14.1 million, $14.4 million and $14.4 million of goodwill at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.  Commercial assets include $.1 million of goodwill at each of September 30, 2008, December 31, 2007 and September 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 45 separate catalogs.

The following is a summary of key events for the three and nine months ended September 30, 2008:

▪

increase in net sales of 2.3% and 2.5% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007;

▪

increase in gross profit of 1.4% and 3.1% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007;

▪

decrease in earnings before income taxes of 11.6% in the three months ended September 30, 2008, and increase in earnings before taxes of .4% in the nine months ended September 30, 2008, as compared to the same periods in 2007;

▪

decrease in net earnings of 14.5% in the three months ended September 30, 2008 and increase in net earnings of 1.8% in the nine months ended September 30, 2008, as compared to the same periods in 2007; as a percentage of net sales, net earnings amounted to 10.6% in the third quarter of 2008, compared to 12.1% in the same period in 2007; as a percentage of net sales, net earnings amounted to 10.7% in the nine months ended September 30, 2008, compared to 10.9% in the same period in 2007;

▪

diluted earnings per common share of $.67 in each of the nine months ended September 30, 2008 and 2007; diluted earnings per common share of $.26 in the three months ended September 30, 2008, compared to diluted earnings per common share of $.31 in the same period of 2007;

▪

increase in the weighted average number of diluted common shares outstanding of .1% and 2.3% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007;

▪

cash investments of $0 and $3.0 million during the three and nine months ended September 30, 2008, respectively, in limited partnerships, compared to $0 cash investment in limited partnerships in the three and nine months ended September 30, 2007;

▪

semi-annual dividend payments on March 31, 2008 and September 30, 2008, totaling $8.6 million on the Company’s Series I Preferred Stock and Series J Preferred Stock.

A key strength of the Company’s business is its ability to generate cash consistently.  The Board of Directors and management use cash generated as a measure of the Company’s performance.  The Company uses the cash generated from operations to strengthen the balance sheet, including making investments in marketable securities and limited partnerships and reducing liabilities such as pension and debt obligations, paying dividends on its preferred stocks and completing prudent acquisitions.  The Company’s management believes that examining the ability to generate cash provides investors with additional insight into the Company’s performance.

The following table sets forth selected financial data (i) as a percentage of net sales for the three and nine months ended September 30, 2008 and 2007 and (ii) the percentage change in those reported items from the comparable period in 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Net sales	100.0%	100.0%	2.3%	100.0%	100.0%	2.5%
Cost of sales	61.8	61.4	2.8	61.0	61.3	2.1
Gross profit	38.2	38.6	1.4	39.0	38.7	3.1

Selling and administrative expense	20.3	19.1	8.6	21.4	21.2	3.1
Earnings from operations	17.9	19.5	(5.6)	17.6	17.5	3.2

Other (expense) income:
Interest expense	(.4)	(.6)	(33.8)	(.5)	(.6)	(23.0)
Other, net	(.7)	.7	***	.1	.7	(22.7)
	(1.1)	.1	***	(.4)	.1	***
Earnings before income taxes	16.8	19.6	(11.6)	17.2	17.6	0.4

Income taxes:
Current	6.5	7.4	(9.7)	6.1	5.1	22.9
Deferred	(.2)	.1	***	0.3	1.6	(78.5)
	6.3	7.5	(13.6)	6.4	6.7	(0.8)
Net earnings	10.6%	12.1%	(10.4)%	10.7%	10.9%	1.1%

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

Net sales for the third quarter of 2008 increased 2.3% to $65.0 million from $63.5 million for the comparable period in 2007.  The growth in net sales for the third quarter of 2008 is attributable to organic growth of existing product lines in the Company’s domestic, Canadian and international markets.  Export shipments to foreign accounts accounted for 11.2% of third quarter 2008 revenue compared to 11.6% in the third quarter of 2007.

Net sales in the educational segment were $56.0 million in the third quarter of 2008, increasing 1.7% from $55.1 million in the comparable period in 2007. Educational sales experienced balanced growth across most curriculum offerings, with health and fitness product lines achieving growth at rates above the average for the educational segment.  Net sales in the commercial segment totaled $9.0 million in the third quarter of 2008, increasing 5.9% from the second quarter of 2007.  Commercial sales growth in the third quarter was supported by favorable international orders of agricultural and sterile laboratory sampling products.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products.

Gross Profit

Gross profit for the third quarter of 2008 increased 1.4% to $24.9 million from $24.5 million for the comparable period in 2007.  The increase in gross profit for the third quarter of 2008 is primarily attributable to: (i) the 2.3% increase in net sales; (ii) growth in net sales of higher-margin proprietary product lines; and (iii) inventory purchasing strategies initiated in the fourth quarter of 2007 and first quarter of 2008 designed to maximize returns on inventory investments and to limit effects of petroleum-based cost increases.  The gross profit realized in the third quarter of 2007 included a $.4 million recovery related to an historical insurance claim.  The gross profit margin decreased to 38.2% in the third quarter of 2008 from 38.6% in the comparable period in 2007.  The positive effect of the insurance recovery on the third quarter 2007 gross profit margin was 60 basis points.

The educational segment gross profit for the third quarter of 2008 decreased 1.4% to $22.0 million from $22.3 million for the comparable period in 2007.  The decline in gross profit is attributed to the insurance recovery realized in the third quarter of 2007 that did not recur in the 2008 quarter.  The educational segment gross profit margin was 39.3% in the third quarter of 2008, compared to 40.5% in the same quarter of 2007.  The commercial segment gross profit for the third quarter of 2008 increased 7.5% to $3.7 million from $3.4 million for the comparable period in 2007.  The commercial segment produced a gross profit margin of 40.8% in the third quarter of 2008 as compared to 40.1% in the third quarter of 2007.  The increase in the commercial segment gross profit margin is attributed to strength in proprietary sales which have higher gross margins, particularly the sterile laboratory sample product lines.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, declined $.4 million in the third quarter of 2008 compared to 2007 primarily as a result of long term efforts to control net shipping costs, including: (i) increases in customer shipping and handling rates; (ii) greater consolidation of incoming and outgoing shipments; and (iii) the negotiation of favorable vendor shipping contract terms.

Selling and Administrative Expense

Selling and administrative expense for the third quarter of 2008 increased 8.6% to $13.2 million from $12.1 million in the comparable period in 2007.  As a percent of net sales, selling and administrative expense amounted to 20.3% and 19.1% for the third quarters of 2008 and 2007, respectively.  Selling and administrative expense includes advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expense for the third quarter of 2008 was primarily impacted by: (i) an increase in salaries and wages of $.5 million, as a result of increases in annual employee compensation, employee performance incentives, Canadian currency exchange rates and changes in the number of employees; (ii) an increase in group health care costs of $.2 million; and (iv) an increase in catalog and advertising costs of $.7 million, related to revised amortization schedules for catalog costs.

The Company recorded less than $.1 million in compensation expense for each of the third quarters of 2008 and 2007 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.3 million to Geneve for certain administrative services for each of the quarters ended September 30, 2008, and 2007.

Interest Expense

Interest expense for the third quarter of 2008 decreased 33.8% to $260 thousand from $393 thousand for the third quarter of 2007.  The decrease in interest expense is principally due to the decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 3.5% during the third quarter of 2008, compared to 7.0% during the third quarter of 2007.  Interest expense of $.1 million in each of the third quarters of 2008 and 2007 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 4.3%, 6.8% and 7.2% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

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

The income tax provision for the third quarter of 2008 was $4.1 million versus $4.8 million for the comparable period in 2007.  These tax provisions reflect effective tax rates of 37.5% and 38.4 % for the third quarters of 2008 and 2007, respectively.  For each of the third quarters of 2008 and 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax deductions provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

Net sales for the nine months ended September 30, 2008 increased 2.5% to $172.2 million from $168.0 million for the comparable period in 2007.  The growth in net sales for the nine months ended September 30, 2008 is attributable to organic growth of existing product lines in the Company’s domestic, Canadian and international markets.  Export shipments to foreign accounts, which accounted for more than 12% of revenue in the first nine months of 2008, increased 9.2% year to date compared to 2007.

Net sales in the educational segment were $146.1 million, increasing 2.4% in the nine months ended September 30, 2008 from $142.6 million in the comparable period in 2007.  The commercial segment recorded net sales of $26.1 million in the nine months ended September 30, 2008, increasing 3.1% from $25.3 million in the comparable period in 2007.  Sales growth in both the educational and commercial segments relates to organic growth in existing product lines, including the Company’s proprietary products, and each segment benefited from the growth in export sales.

Gross Profit

Gross profit for the nine months ended September 30, 2008 increased 3.1% to $67.1 million from $65.0 million for the comparable period in 2007.  The increase in gross profit for the nine months ended September 30, 2008 is primarily attributable to: (i) the 2.5% increase in net sales; (ii) growth in net sales of higher-margin proprietary product lines; and (iii) inventory purchasing strategies initiated in the fourth quarter of 2007 and first quarter of 2008 designed to maximize returns on inventory investments and to limit effects of petroleum-based cost increases.  The gross profit realized in the nine months ended September 30, 2007 included a $.4 million recovery related to an historical insurance claim.  The gross profit margin increased to 39.0% in the nine months ended September 30, 2008 from 38.7% in the comparable period in 2007.  The increase in consolidated gross margin is attributed to the sales strength of the Company’s proprietary product lines, which have higher gross margins, and the Company’s inventory purchasing strategies.  The positive effect of the insurance recovery on the 2007 gross profit margin was 20 basis points.

The educational segment gross profit for the nine months ended September 30, 2008 increased 1.2% to $59.1 million from $58.4 million for the comparable period in 2007.  The 2007 educational segment gross profit included the $.4 million insurance recovery.  The educational segment gross profit margin was 40.5% and 41.0% in the nine months ended September 30, 2008 and 2007, respectively.  The commercial segment gross profit for the nine months ended September 30, 2008 increased 4.3% to $10.6 million from $10.2 million for the comparable period in 2007.  The commercial segment gross profit margin increased to 40.7% in the nine months ended September 30, 2008, as compared to 40.2% in the nine months ended September 30, 2007.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products, which have higher gross margins, and the Company’s inventory purchasing strategies.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, declined $.9 million in the nine months ended September 30, 2008 compared to 2007 primarily as a result of long term efforts to control net shipping costs, including: (i) increases in customer shipping and handling rates; (ii) greater consolidation of incoming and outgoing shipments, and (iii) the negotiation of favorable vendor shipping contract terms.

Selling and Administrative Expense

Selling and administrative expense for the nine months ended September 30, 2008 increased 3.1% to $36.8 million from $35.7 million in the comparable period in 2007.  As a percent of net sales, selling and administrative expense amounted to 21.4% for the nine months ended September 30, 2008 as compared to 21.2% in the comparable period of 2007.  Selling and administrative expense includes advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions. Selling and administrative expense for the nine months ended September 30, 2008 was primarily impacted by: (i) an increase in salaries and wages of $.9 million, or 5.3%, as a result of increases in annual employee compensation, employee performance incentives, Canadian currency exchange rates and changes in the number of employees; (ii) an insurance recovery of $.7 million; (iii) an increase in group health care costs by $.3 million; and (iv) an increase in catalog and advertising costs of $.7 million, related to revised amortization schedules for catalog costs.

The Company recorded less than $.1 million in compensation expense for each of the nine months ended September 30, 2008 and 2007 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.8 million and $.7 million to Geneve for certain administrative services for the nine months ended September 30, 2008 and 2007, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2008 decreased to $.8 million from $1.1 million for the comparable period in 2007.  The decrease in interest expense is principally due to the decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 4.0% during the first nine months of 2008, compared to 6.8% during the first nine months of 2007.  Interest expense of $.3 million in each of the nine months ended September 30, 2008 and 2007 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 4.3%, 6.8% and 7.2% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

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

The income tax provision for the nine months ended September 30, 2008 was $11.1 million versus $11.2 million for the comparable period in 2007.  These tax provisions reflect effective tax rates of 37.6% and 38.0% for the nine months ended September 30, 2008 and 2007, respectively.  For each of the nine months ended September 30, 2008 and 2007, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax deductions provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  Cash of $1.3 million from operations was retained in the Company primarily as a result of the utilization of Federal net operating tax loss carryforwards (“NOLs”) during the nine months ended September 30, 2007.  In the first nine months of 2007, the Company generated Federal taxable income in an amount sufficient to utilize the remaining balance of NOLs.  The Company no longer has NOLs; thus, the Company will utilize cash to pay its Federal income tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had working capital of $88.6 million, increasing from $77.4 million at December 31, 2007.  At September 30, 2007, the Company also had working capital of $77.4 million.  Cash and cash equivalents increased $1.5 million in the nine months ended September 30, 2008, ending the period at $7.1 million.  The increase in the generation of cash and cash equivalents during the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the following:

▪

The Company generated cash of $14.4 million from operations during the nine months ended September 30, 2008 compared to $9.4 million for the comparable period of 2007.  The increase in cash generated from operations in the nine months ended September 30, 2008 compared to the same period in 2007 was principally the result of: (i) a $.2 million increase in net earnings; (ii) a $2.4 million decrease in cash used to purchase inventory; (iii) a $2.0 million decrease in cash used to fund accounts receivable, (iv) a $2.0 million decrease in deferred tax asset utilization; and (v) other changes in working capital.

The changes in current assets and liabilities are typical for the first nine months of the fiscal year as the Company completes its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $6.2 million for investing activities in the nine months ended September 30, 2008, compared to $9.3 million for the comparable period in 2007. In the nine months ended September 30, 2008, the Company used $2.9 million to fund the purchase of fixed assets, including $1.2 million for renovation of an existing facility.  In the nine months ended September 30, 2007, the Company used $2.4 million to fund fixed asset additions, including $.8 million of cash to fund a portion of the construction of a 60,000 square foot facility for Nasco’s plastics operations.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.7 million in each of the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008 and 2007, the Company invested $.1 and $2.9 million, respectively, in marketable securities (see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  Also during these comparable nine month periods, the Company invested $3.0 million and $0, respectively, in limited partnerships (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  In addition, the Company invested $4.0 million during the nine months ended September 30, 2007 to acquire a 4.9% ownership interest in a provider of interactive instructional and assessment systems for K-12 and other education markets (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).

▪

Financing activities used cash of $6.7 million and $2.7 million in the nine months ended September 30, 2008 and 2007, respectively.  In the nine months ended September 30, 2008, net proceeds from borrowings under the Company’s primary credit facility of $2.2 million was due to seasonal working capital requirements, including the payment of Preferred Stock cash dividends on March 31 and September 30, 2008.  In the nine months ended September 30, 2007, net proceeds from borrowings under the Company’s primary credit facility of $2.5 million was also due to seasonal working capital requirements and the Preferred Stock cash dividends on March 31 and September 30, 2007.

Proceeds from the exercise of stock options totaled less than $.1 million in the nine months ended September 30, 2008 compared to $3.6 million in the six months ended June 30, 2007.

The Company paid dividends of $8.6 million in each of the nine months ended September 30, 2008 and 2007 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  On February 26, 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v)

update certain financial covenants to standards relevant to the Company’s current financial condition.  At September 30, 2008, the weighted average interest rate on this debt was 3.7%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 3.7%.  Such rate commitment expired on dates through October 20, 2008.  Subsequent to that date, the rate commitments were renewed at interest rates based on the then-current LIBOR rates or the lender’s then-current prime rate of interest.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of September 30, 2008.

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

INFLATION

Inflation has had only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and nine months ended September 30, 2008 and 2007.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and nine months ended September 30, 2008 and 2007.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Market Risk:  The Company’s exposure to market risk relates to the quality of holdings of its marketable securities and limited partnership investment.  The fair market values of the marketable securities and limited partnerships’ investments are subject to increases or decreases in value resulting from the performance of the securities issuers, from upgrades or downgrades in the credit worthiness of the securities issuers and from changes in general market conditions.  The Company may be required to record losses on marketable securities when the market value of such securities falls below cost and the loss is considered other than temporary.  The Company seeks to manage its exposure to market risk by investing in accordance with standards established by the Investment Committee of the Board of Directors.  The standards of the Investment Committee are: (i) preservation of capital; (ii) provision of adequate liquidity to meet projected cash requirements; (iii) minimization of risk of principal loss through diversified short and medium term investments; and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

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

QUANTITATIVE

The Company’s debt as of September 30, 2008 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$10.4
Weighted average interest rate	4.9%	4.4%
Fair market value	$.3	$10.4

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the third quarter of 2008.

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

Date:  November 14, 2008

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  November 14, 2008

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