Form 10-K
period 2008-12-31
ARISTOTLE CORP
filed 2009-03-26
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 26, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Accelerated filer  [ ]

Non-accelerated filer  [X]

Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

As of June 30, 2008, the aggregate market value of the Common Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $10.2 million and the aggregate market value of the Series I Preferred Stock outstanding and held by nonaffiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $7.6 million.  In each case, the market value of outstanding securities was based on the closing price of such securities as reported by the NASDAQ Capital Market.

As of March 20, 2009, 17,962,875 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit index is located on page 62 of this filing.

FORM 10-K CROSS REFERENCE INDEX

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Aristotle Corporation (“Aristotle”) and its subsidiaries (together with Aristotle, the “Company”), founded in 1986, and headquartered in Stamford, CT, is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products.  A selection of over 80,000 items is offered, primarily through 50 separate catalogs carrying the brand of Nasco (founded in 1941), as well as those bearing the brands of Life/Form®, Whirl-Pak®, Simulaids, Triarco, Spectrum Educational Supplies, Hubbard Scientific, Scott Resources, Haan Crafts, To-Sew, CPR Prompt®, Ginsberg Scientific and Summit Learning.  Products include educational materials and supplies for substantially all K-12 curricula, molded plastics, biological materials and items for the agricultural, senior care and food industries.  In addition, the Company offers medical simulators and manikins used for training in cardiopulmonary resuscitation and the fire and emergency rescue and patient care fields.  The Company also markets proprietary product lines that provide exclusive distribution rights throughout all of its catalogs.  The proprietary product lines are developed internally through the Company’s research and development efforts and acquired externally by licensing rights from third parties.  The Company’s website is located at aristotlecorp.net.

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and affiliated entities held approximately 90% of Aristotle’s voting power at December 31, 2008 and 2007.

DESCRIPTION AND FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in two business segments:  educational and commercial.  The contribution of each business segment to net sales and gross profit, and the identifiable assets attributable to each business segment, are set forth in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

INDUSTRY OVERVIEW

Educational Segment

The U.S. Department of Education estimates that $543 billion will be spent nationwide on education at the elementary and secondary levels for the 2009-2010 school year.  However, like most U.S. businesses and industries, school spending activity will be impacted by the downturn in the U.S. economy and the pace of recovery.  The American Recovery and Reinvestment Act of 2009 (“ARRA”) includes approximately $98.2 billion designated for education-based investment.  This amount is in addition to $46.2 billion of federal education expenditures included in the 2009 federal budget.  While the ARRA expenditures provide additional funding, the key elements of educational funding for elementary and secondary schools are sourced from state and local tax authorities.  Of the projected $543 billion total revenue for public elementary and secondary schools, 47% is expected from state budgets, while 44% is expected from local sources, primarily real estate tax revenues.  The Center on Budget and Policy Priorities estimates that 46 states are facing aggregate budget shortfalls for fiscal years 2009 and 2010 of $99 billion and $145 billion, respectively.  Approximately $54 billion of the ARRA education funding is designated as state fiscal stabilization. This funding, along with other actions taken by each respective state to reduce the revenue shortfalls, may relieve pressure on educational budgets.  Housing market conditions may also pressure revenues from local real estate taxes, if foreclosure and mortgage delinquency rates do not stabilize in 2009.   The Company will be monitoring the flow of funds into this market segment to best position its market efforts to capitalize on the expenditures.

Factors that contribute to the expansion of the education sector include:

▪

increases in elementary and secondary school enrollment which, according to the U.S. Department of Education, is projected to grow from 49.8 million students in 2008 to 54.1 million students by 2017;

▪

increases in expenditures per pupil, projected at 28% to $11,600 per student from 2004-05 to 2017-18, according to the U.S. Department of Education;

▪

consistent growth in the supplemental education market, directly related to school enrollments and the strength of government funding; and

▪

a national political, economic and social climate that promotes increasing federal and state education funding.

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

According to the U.S. Department of Education, there are currently 14,000 public and private school districts, 125,000 elementary and secondary schools, and 3.6 million teachers dedicated to educating 49.8 million students in the United States.  The Company believes that American school systems have shown a clear trend toward decentralization, which enables school teachers and administrators at the school to make many of the key decisions regarding instruction methods and school purchases.  Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school.  Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines.  Increasingly, teachers and curriculum specialists have the ability to choose the curricular materials that the teachers need to teach effectively.  Site-based management is forcing the industry to rethink its sales and marketing strategies in order to address the added challenge and added cost of delivering goods and services to an increasingly decentralized marketplace.  In terms of purchasing methods, direct mail ordering by catalog, as well as the internet, are on the rise as purchasing mechanisms among administrators in charge of budgets.

Canada’s commitment to its kindergarten to grade 12 curriculum is projected to be $43 billion CDN in the 2008-2009 fiscal year, consistent with the prior fiscal year expenditure level.  The Canadian market includes approximately 10,000 English-speaking schools, with more than half the schools located in the province of Ontario. The Canadian provincial government is responsible for the funding, curriculum development and other standards of elementary and secondary educational programs.  The Canadian economy, and therefore Canadian educational budgets, are generally impacted by the overall conditions of the U.S. economy.

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

Commercial Segment

The U.S. Department of Agriculture indicates that the number of farms in the U.S has declined to 2.2 million. Yet, the number of dairy cows in production rose to 9.3 million from 9.2 million last year.  As the number of farms declines, which is a national trend, the remaining farms are becoming larger.  The Company not only markets to various groups within this total but its catalog is also directed to the “hobby farmer.”  With its extensive offerings in the farm catalog, the Company is well positioned to supply the market with the types of supplies and small hand tools and equipment needed.

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

PRODUCT LINES

The Company markets the following product lines through its various catalogs and websites, including eNasco.com, summitlearning.com, triarcoarts.com, bentonkirby.com, goodtimeattractions.com, spectrumed.com, haancrafts.com, simulaids.com and cprprompt.com.

Educational Offerings

▪

Arts and Crafts - Complete offering of supplies to nurture the creative artistic spirit of all ages and skill levels.  A source for the specialty art teacher as well as anyone interested in this discipline.  Target - grades kindergarten to 12, camps and recreation centers.

▪

Science - Complete catalog of equipment and supplies for general science, biology, chemistry, physical science, earth science and technology education.  Also, offers live and preserved specimens as well as alternatives to dissection.  Target - science teachers in grades 3 to 12 and specimens for the college instructor.

▪

Math - Provides teaching aids for the primary grades through pre-algebra and geometry.  Includes manipulatives, calculators, games, overhead math items, software and other math products.  Target - grades kindergarten to 12.

▪

Health Care - Features the proprietary Nasco Life/Form, Simulaids and CPR Prompt product lines, anatomical replicas and medical procedure simulators to aid in the training of the medical profession.  Includes videos, software, games, charts and replicas.  Also includes hands-on teaching aids developed to make learning about health fun and interesting for grades kindergarten through 12 students.  Target - nursing and medical schools, emergency training professionals and health teachers in domestic and international markets.

▪

Family and Consumer Sciences - A broad listing of products, including products to teach life skills, cooking, sewing and teaching resources for the entire family and consumer science teaching profession.  Also features teaching aids for dieticians in hospitals, schools and diabetes education.  Target - family and consumer science teachers, dieticians and nutrition instructors.

▪

Early Learning - Features a carefully chosen selection of teaching materials, learning toys and games developed for the early childhood market to make learning fun.  Target - grades pre-kindergarten to 3.

▪

Physical Education - An extensive listing of items specifically for physical education professionals.  Target - physical education teachers in grades kindergarten to 12.

▪

Special Education – Offers a comprehensive selection of products designed for teachers working with cognitively disabled children.  Target - special education teachers in grades kindergarten to 12.

▪

Reading Resources – Promotes an in-depth selection of reading and literacy teaching aids, including English as a Second Language and English Language Learner programs.  Target - reading and literacy teachers in grades kindergarten to 12.

Commercial Offerings

▪

Farm and Ranch - Includes products for animal identification, showing, grooming, veterinarian supplies, artificial insemination, animal health, crops and soils and equine supplies.  Target - farmers and ranchers.

▪

Senior Activities - Products developed to assist the activity therapist in providing the best activity programs in the nursing home and assisted living industries.  Includes products for sensory, memory and musical activities plus games and arts and crafts.  Target - activity therapists in nursing homes and assisted living centers.

▪

Whirl-Pak Sampling Products - Features sterile Whirl-Pak sampling bags, the industry leader in sampling containers for over 50 years.  This laboratory product is sold in the U.S. and throughout the world.  Target - food and microbiology laboratories throughout the world in domestic and international markets.

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

The Company attempts to time the distribution of catalogs to meet the peak buying periods and mails the catalogs to the individuals who the Company believes make the buying decision.  In the school market, the Company’s experience indicates that the actual user of the materials usually makes the buying decision, except for those items that are a part of school bid requests.  The Company’s mailings concentrate on putting the catalogs in the hands of these decision makers.  All catalogs are annually reviewed for revision.  The Company’s bid request goal is to be competitively priced.  The Company issues most major catalogs once annually to over six million potential customers.  The Company relies mainly on its 50 separate catalogs as its “sales staff,” which relieves the need for expensive sales calls on customers.

In recent years, the Company has expanded its efforts in international markets outside of North America, primarily in the health care, sterile sampling bags and containers and agricultural product lines.  While international sales represent less than 15% of 2008 total net sales, the acceptance of product lines by international markets has been a significant growth contributor for these particular product lines.

Orders are received via mail, telephone, facsimile, or the internet.  The Company aims to exceed customer expectations based on customers’ directions.  The Company’s business is transacted by open order and purchase orders.  The Company ships many orders the same day received and most orders are shipped within three days.  Payment terms are typically net 30 days.

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

BACKLOG

The Company’s customers typically purchase products on an as-needed basis. As of December 31, 2008, backlog was not a meaningful indicator of future business prospects due to the large volume of products delivered from inventories on hand.

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

EMPLOYEES

At December 31, 2008, the Company had approximately 900 full-time and part-time employees.  In addition, the Company engages approximately 200 temporary employees to accommodate the peak business season during the summer months.  All employees at all locations are employed at-will and none are represented by a labor union.

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

The effects of the recent economic downturn may have a negative impact on the Company’s business, results of operations or financial condition.

The recent global economic downturn has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, including spending by school districts, educators and other customers who purchase and use the Company’s products.  These macroeconomic developments could negatively impact the Company’s business, which depends, in part, on the general economic environment in the U.S. and other parts of the world.  As a result, the Company may not be able to maintain or increase sales to its existing customers, make sales to new customers, collect amounts due on sale transactions, or maintain or improve its earnings from operations as a percentage of net sales.  If the global economic downturn continues for a significant period of time or continues to worsen, the Company’s results of operations, financial condition and cash flows could be materially affected.

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

The performance of the Company is substantially dependent on the services and performance of its senior management and other key personnel.  The loss of the services of, and the failure to promptly replace, any of the Company’s executive officers or other key personnel, as well as the Company’s inability to attract and retain qualified personnel, could have a negative effect on the business, prospects, financial condition and results of operations of the Company.  Competition for qualified personnel can be intense, and there can be no assurance that the Company will be able to successfully attract, integrate or retain sufficiently qualified personnel.

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

Geneve owns 100% of the Company’s Series J Preferred Stock.

In connection with the merger of Nasco and the Company in June 2002, Geneve acquired 100% of the issued and outstanding shares of the Company’s Series J Preferred Stock.  The Series J Preferred Stock is perpetual, non-callable and not convertible into or exchangeable for any other of the Company’s property or securities.  The Series J Preferred Stock accrues cumulative dividends at the rate of 12% per share, based on its stated value of $6.00 per share, if and when declared by the Company’s Board of Directors.  There are 11.2 million shares of Series J Preferred Stock authorized; approximately 11.0 million shares are issued, outstanding and owned by Geneve.

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

The Company’s earnings may be materially impacted by an impairment of goodwill.

The Company reviews goodwill annually for impairment or more frequently if indicators of impairment exist.  The Company regularly assesses whether such indicators exist, which requires a significant amount of judgment.  Indicators may include: (i) a sustained significant decline in the Company’s share price and market capitalization; (ii) a decline in expected future cash flows; (iii) a significant adverse change in the business climate; and/or (iv) slower growth rate.  Any adverse change in one of these factors could have a significant impact on the recoverability of the affected assets and could have a material impact on the Company’s consolidated financial statements.  If the Company experiences a sustained decline in results of operations and cash flows, or other indicators of impairment exist, the Company may incur a material non-cash charge to earnings relating to impairment of goodwill, which could have a material adverse effect on its financial results.

The Company may be required to expend significant resources to comply with Section 404 of the Sarbanes-Oxley Act and may not be able to comply on a timely basis, if at all.

The Company is not an accelerated filer as defined under relevant SEC regulations, and therefore is not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act until the filing of its 2009 Annual Report on Form 10-K, which will be filed by the Company in 2010.  Complying with Section 404(b) of the Sarbanes-Oxley Act may require the Company to expend significant resources, which could increase selling and administrative expenses and divert management time and attention from sales-generating activities.

The Company must comply with a variety of product safety and product testing regulations.

In 2008, the Consumer Product Safety Improvement Act (“CPSIA”) was enacted.  Pursuant to the CPSIA, the Consumer Product Safety Commission is implementing new regulations governing the safety requirements and product testing protocols for many of the Company’s products.  These new regulations significantly tighten the regulatory requirements governing the manufacture and sale of many of the Company’s products (including certain products already in inventory), and increase the potential penalties for noncompliance with applicable regulations.  The cost of complying with the requirements of the CPSIA may have a negative effect on the Company’s results of operations, and failure to comply with the regulations enacted pursuant to the CPSIA could subject the Company to penalties, damage awards and/or settlement costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

The Company leases 1,000 square feet of executive office space in Stamford, Connecticut from Geneve.

The Company’s primary distribution center is located in Fort Atkinson, Wisconsin.  The 220,000 square foot owned distribution center is the headquarters for all Nasco marketing efforts.  In January 2007, the Company relocated its plastics business operations from a 45,000 square foot leased facility to a newly constructed 60,000 square foot manufacturing facility located on its existing property in Fort Atkinson.  The Company also owns 300,000 square feet of adjacent warehouse space and 40,000 square feet of adjacent office space.  The Company currently leases the office space to a third party under a lease agreement expiring within the next five years.  These Fort Atkinson facilities afford the Company the necessary expansion capacity for the foreseeable future.

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

An 83,000 square foot owned facility located in Newmarket, Ontario, Canada, currently operates as a distribution center of educational and commercial supplies sold by Spectrum via catalog mailings to schools and businesses throughout Canada and United States.

The Company owns an 80,000 square foot office and manufacturing facility in Saugerties, New York, in which the Company produces manikins and medical simulators used for training in the health care field for its Simulaids operations.  In December 2006, the Company executed various transactions related to Simulaids’ former facilities (see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8).

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

Certain of the Company’s owned properties are subject to mortgages.  See Note 7 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Company held its 2008 annual meeting of stockholders on December 30, 2008.

(b)

Prior to the annual meeting of stockholders, Geneve delivered to the Company a written consent approving the election of Ira R. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, W. Phil Niemeyer, James G. Tatum, Roy T.K. Thung, and John A. Whritner to the Board of Directors of the Company for a one-year term.  Following the annual meeting of stockholders, the Board of Directors was comprised of Ira R. Harkavy, John L. Lahey, Steven B. Lapin, Donald T. Netter, Edward Netter, W. Phil Niemeyer, James G. Tatum, Roy T.K. Thung, and John A. Whritner.

(c)

Except as set forth above, no other matter was considered or voted upon at the annual meeting of stockholders.

(d)

Not applicable.

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

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2008:
December 31	9.60	2.85
September 30	9.65	7.11
June 30	11.44	7.26
March 31	14.66	9.11
FISCAL YEAR ENDED DECEMBER 31, 2007:
December 31	17.92	10.10
September 30	13.38	9.18
June 30	13.97	10.00
March 31	10.45	8.73

The Company’s Series I Preferred Stock is quoted on the NASDAQ Capital Market under the symbol “ARTLP.”  The high and low sale prices per share of Series I Preferred Stock (as reported by NASDAQ) during the fiscal quarters indicated are set forth below.

	MARKET PRICE $
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2008:
December 31	8.74	7.55
September 30	9.09	8.06
June 30	9.60	8.01
March 31	9.60	8.06
FISCAL YEAR ENDED DECEMBER 31, 2007:
December 31	9.46	8.05
September 30	9.19	7.95
June 30	9.25	8.16
March 31	9.57	8.07

The Series J Preferred Stock is privately-held and no trading market exists for such shares.

HOLDERS OF RECORD

As of March 13, 2009, there were approximately 2,000 holders of record of the Common Stock and approximately 1,600 holders of record of the Series I Preferred Stock.

DIVIDENDS

The Company has not paid any cash dividends on the Common Stock since its inception.

Dividends on the Series I Preferred Stock and Series J Preferred Stock are payable on March 31 and September 30, if and when declared by the Company’s Board of Directors.  For each of 2008 and 2007, the Company paid semi-annual dividends of $.33 and $.36 per share on its outstanding shares of Series I Preferred Stock and Series J Preferred Stock, respectively.

On March 13, 2009, the Company declared cash dividends of $.33 and $.36 per share on its outstanding shares of Series I

Preferred Stock and Series J Preferred Stock, respectively.  The dividends are payable on March 31, 2009, to holders of record on March 24, 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s Equity Compensation Plans as of December 31, 2008:

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans
Approved by Security Holders
2002 Plan	48,875	(1)	$6.65	533,233
Equity Compensation Plans Not
Approved by Security Holders	-		-	-
	48,875		$6.65	533,233

(1)

Each option granted under the 2002 Employee, Director and Consultant Stock Plan is exercisable for one share of Common Stock.

PURCHASES OF EQUITY SECURITIES

An affiliate of the Company completed open market purchases, during the calendar quarter ended December 31, 2008, of 4,002 shares of Series I Preferred Stock at an average price of $8.24 per share (including accrued and unpaid dividends).  None of such purchases was made pursuant to a publicly announced stock repurchase plan or program.

PERFORMANCE GRAPH

The following graph shows the change in market value over the five years ending December 31, 2008 of an assumed investment of $100 in:  (i) the Common Stock; (ii) the stocks that comprise The NASDAQ Composite Index; and (iii) a peer group constructed by the Company (the “Peer Group”).  The Peer Group is comprised of:  Plato Learning, Inc. (TUTR), Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL), and School Specialty, Inc. (SCHS).  The market value for assumed investments depicted on the graph has been calculated assuming that cash dividends are reinvested.  The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among the Company, The NASDAQ Composite Index
And the Peer Group

$300
$250
$200
$150
$100
$50
$0
12/03
12/04
12/05
12/06
12/07
12/08
$100
$135
$145
$174
$263
$70
$110
$113
$127
$138
$80
$100
$100
$89
$96
$89
$43
The Aristotle Corporation
NASDAQ Composite
Peer Group

*$100 invested on 12/31/03 in Common Stock or Index-including reinvestment of dividends.
Fiscal year ending December 31.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	2008	2007	2006	2005	2004
Consolidated Statements of Earnings Data:
Net sales	$212.8	$211.6	$203.0	$188.8	$175.1
Cost of sales	129.8	129.6	125.9	117.2	109.6
Gross profit	83.0	82.0	77.1	71.6	65.5
Selling and administrative expense	48.4	47.0	46.4	43.6	41.2
Earnings from operations	34.6	35.0	30.7	28.0	24.3
Interest expense	1.1	1.4	1.6	1.4	1.2
Other expense (income) (2)	19.8	(1.5)	(1.7)	(.6)	-
	20.9	(.1)	(.1)	.8	1.2
Earnings before income taxes, minority
interest and extraordinary gain	13.7	35.1	30.8	27.2	23.1
Income taxes:
Current	6.9	7.4	4.4	2.4	2.3
Deferred (1)	(1.8)	4.2	2.6	6.9	3.3
	5.1	11.6	7.0	9.3	5.6
Net earnings	8.6	23.5	23.8	17.9	17.5
Preferred dividends	8.6	8.6	8.6	8.7	8.6
Net earnings applicable to common stockholders	$0	$14.9	$15.2	$9.2	$8.9

Earnings per common share (1):
Basic earnings per share	$.00	$.84	$.88	$.54	$.52

Diluted earnings per share	$.00	$.84	$.87	$.53	$.52

Weighted average shares:
Basic	18.0	17.7	17.3	17.2	17.1
Diluted	18.0	17.7	17.5	17.4	17.3

Consolidated Balance Sheets Data:
Working capital	$76.2	$77.4	$65.4	$66.4	$53.4
Total assets	$153.3	$149.4	$133.3	$123.4	$110.9
Long-term debt	$10.4	$8.7	$12.0	$24.4	$24.9
Stockholders’ equity	$110.9	$115.7	$94.4	$80.4	$70.7

(1)

Deferred income taxes for 2006, 2005 and 2004 include a tax benefit of $5.5 million ($.31 per basic and diluted common share), $1.2 million ($.07 per basic and diluted common share) and $2.6 million ($.15 per basic and diluted common share), respectively, due to reductions in the net deferred tax asset valuation allowance related primarily to increased estimates of projected Federal taxable income.  In 2008 and 2007, there was no deferred tax asset valuation allowance or change in the amount of such allowance, and therefore no effect on earnings per share in those respective years.

(2)

In December 2008, the Company became aware of certain activities engaged in by a non-affiliate broker-dealer with whom assets of the Company had been invested.  As a result, the value of the investment was reduced to estimated recoverable amounts (see Note 2(h) of the Notes to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews and compares the results of operations of the Company, on a consolidated basis, for the fiscal years ended December 31, 2008, 2007 and 2006.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through 50 catalogs.

The following is a summary of key events for 2008:

▪

net sales increased .6% to $212.8 million in 2008, as compared to 2007;

▪

gross profit increased 1.3% to $83.0 million in 2008, as compared to 2007, while the gross profit margin increased to 39.0% compared to 38.7% in 2007;

▪

earnings from operations decreased 1.3% to $34.6 million in 2008 from $35.0 million in 2007;

▪

aggregate pre-tax losses on marketable securities and externally managed investments were $20.2 million;

▪

earnings before income taxes decreased 61.0% to $13.7 million in 2008, as compared to 2007;

▪

diluted earnings per common share were $.00 in 2008 compared to earnings of  $.84 in 2007.  Earnings per share in 2008 includes the impact of realized losses on marketable securities ($.03 per diluted common share), other than temporary losses on marketable securities ($.02 per diluted common share), and losses from externally managed investments ($.69 per diluted common share);

▪

capital expenditures amounted to $3.3 million in 2008, equaling the capital expenditure total in 2007;

▪

increase in outstanding balance of the Company’s revolving line of credit by $2.0 million, to $5.0 million at December 31, 2008; and,

▪

semi-annual dividend payments (March 31 and September 30) totaling $8.6 million on the Series I Preferred Stock and Series J Preferred Stock in 2008.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the fiscal years ended December 31 and (ii) the percentage change in dollars in those reported items from the prior fiscal year:

	% of Net Sales 2008	Balance % Change	% of Net Sales 2007	Balance % Change	% of Net Sales 2006

Net sales	100.0%	.6%	100.0	4.2%	100.0%
Cost of sales	61.0	.2	61.3	2.9	62.0
Gross profit	39.0	1.3	38.7	6.3	38.0

Selling and administrative expense	22.8	3.2	22.2	1.2	22.9
Earnings from operations	16.2	(1.3)	16.5	14.2	15.1

Other expense (income):
Interest expense	.5	(23.2)	.7	(14.9)	.8
Interest income	-	*	-	*	-
Other, net	9.4	*	(.7)	*	(.9)
	9.9	*	-	*	(.1)

Earnings before income taxes	6.3	(61.0)	16.5	14.0	15.2

Income taxes:
Current	3.2	(7.5)	3.5	68.3	2.2
Deferred	(.9)	*	2.0	60.4	1.3
	2.3	(56.4)	5.5	65.4	3.5

Net earnings	4.0%	(63.3)	11.0%	(1.1)	11.7%

* Not meaningful.

Deferred income taxes for 2006 include a tax benefit of $5.5 million ($.31 per basic and diluted common share) due to reductions in the net deferred tax asset valuation allowance related primarily to increased estimates of projected Federal taxable income.  In 2008 and 2007, there was no deferred tax asset valuation allowance or change in the amount of such allowance, and therefore no effect on net earnings.

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

See Note 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain unaudited consolidated quarterly financial data for 2008 and 2007.

RESULTS OF OPERATIONS - FISCAL YEAR 2008 AS COMPARED TO FISCAL YEAR 2007

Net Sales

Net sales increased .6% to $212.8 million from $211.6 million in 2007.  The nominal increase in net sales in 2008 reflects balanced sales growth in each of the first three quarters of 2008, offset by a 6.8% decline in net sales in the fourth quarter of 2008, compared to 2007.  The decline in fourth quarter 2008 net sales is directly attributed to the dramatic change in national and global financial conditions.  As general economic conditions worsened and state budget deficits increased, orders slowed across virtually all sales channels and product lines.

 Shipments to destinations beyond North America were more than 13% of net sales in 2008, growing 5.8% compared to 2007.  The growth in international shipments slowed from 16.7% in 2007 as the U.S. dollar strengthened in the last half of 2008, compared to exchange rates in 2007 which were more favorable to our international customers.

No material acquisitions or divestitures occurred in the respective periods.

Net sales in the educational segment, totaling $178.9 million, increased .4% in 2008 from $178.2 million in 2007.  The commercial segment recorded net sales of $33.9 million in 2008, increasing 1.4% compared to $33.4 million in 2007.

Gross Profit

Gross profit for 2008 increased 1.3% to $83.0 million from $82.0 million in 2007.  The increase in gross profit for 2008 is primarily attributable to (i) the .6% increase in net sales, (ii) effective initiatives to control net transportation cost components, and (iii) a stable mix of higher-margin proprietary items.  Gross profit in 2007 included a $.4 million recovery related to an historical insurance claim in the educational segment.  The gross profit margin increased to 39.0% in 2008 from 38.7% in 2007.

The educational segment gross profit for 2008 decreased 1.0% to $71.8 million from $72.5 million in 2007.  The educational segment gross profit margin decreased to 40.1% in 2008 from 40.7% in 2007, which included the impact of the 2007 insurance recovery.  The commercial segment gross profit for 2008 increased 3.1% to $13.9 million from $13.5 million in 2007.  The commercial segment gross profit margin increased to 41.1% in 2008 from 40.4% in 2007.  The segment gross profits and margins discussed herein exclude freight costs incurred in the procurement of inventories and shipment of customer orders.

Selling and Administrative Expense

Selling and administrative expense for 2008 increased 3.2% to $48.4 million from $46.9 million in 2007.  As a percent of net sales, selling and administrative expense was 22.8% in 2008, increasing from 22.2% in 2007.  Expenses included in this total are advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for 2008 were impacted by an: (i) increase in salaries and wages of $1.0 million, or 3.5%, as a result of increases in annual employee compensation, and short-term and long-term employee performance incentives; (ii) increase in group health costs of $.6 million, or 13.5%; and (iii) increase in catalog and advertising costs of $.3 million, or 3.4%; the foregoing were offset by an insurance recovery of $.7 million.

The Company recorded $12 thousand and $.1 million in compensation expense in 2008 and 2007, respectively, related to grants of stock options to certain employees and directors.

The Company incurred and paid expenses of $1.1 million and $1.0 million to Geneve for certain administrative services in 2008 and 2007, respectively.

Interest Expense

Interest expense decreased 23.2% to $1.1 million in 2008, compared to $1.4 million in 2007.  The decrease in interest expense is primarily due to the 9.3% lower average principal balance outstanding during 2008 compared to 2007, and a decrease in the weighted average interest rates on the Company’s debt to 4.8% in 2008, compared to 7.0% in 2007.  The decline in the average principal balance outstanding is related to the Company’s use of cash flows to lower the outstanding balance on its primary line of credit in the last quarter of 2007 and continuing in the first half of 2008.

The weighted average interest rates under the Company’s credit facilities were 3.0% and 6.8% at December 31, 2008 and 2007, respectively.

Other, Net

Other, Net was an expense of $19.9 million in 2008, compared to income of $1.4 million in 2007.  Equity loss from investment limited partnerships was $18.8 million in 2008, compared to equity income of $1.6 million in 2007.  In December 2008, the Company became aware of certain activities by the non-affiliate broker-dealer with whom assets of the partnerships had been invested.  As a result, the value of the investment was reduced to estimated recoverable amounts (see Note 2(h) of the Notes to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K).

Losses realized on the sale of marketable securities were $.7 million and $.2 million in 2008 and 2007, respectively.  Other than temporary losses on marketable securities held by the Company were $.7 million and $0 in 2008 and 2007, respectively.

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

The income tax provision for 2008 was $5.1 million compared to $11.6 million in 2007.  These tax provisions reflect effective tax rates of 36.9% and 33.0% for 2008 and 2007, respectively.  The increase in the effective tax rate from 2007 to 2008 is primarily due to a 2007 benefit of $1.2 million in alternative minimum tax credits related to such tax payments made in years 2000 and earlier, for which no deferred tax asset had previously been recorded.  Other items causing differences between the statutory tax rate and the effective tax rate relate to foreign and state income taxes.  At December 31, 2008, the Consolidated Balance Sheet contains a net deferred tax asset of $11.3 million.

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

The income tax provision for 2007 was $11.6 million compared to $7.0 million in 2006.  These tax provisions reflect effective tax rates of 33.0% and 22.8% for 2007 and 2006, respectively.  The increase in the effective tax rate from 2006 to 2007 is primarily due to a $5.5 million decrease in 2006 in the valuation allowance for deferred tax assets related to NOLs utilized.  The reduction in the valuation allowance in 2006 was significantly related to increased Federal taxable income from certain transactions consummated in December 2006 (see Note 12 to the Notes of the Consolidated Financial Statements included in Item 8 of this Form 10-K).  Although the reported earnings for 2007 and 2006 are shown after-tax, approximately $1.3 million and $14.2 million, respectively, of cash from operations was retained in the Company primarily as a result of the current utilization of these NOLs  All remaining NOLs that did not otherwise expire on December 31, 2006 were fully utilized in the first quarter of 2007.  In 2007, the tax provision reflects the benefit of $1.2 million in alternative minimum tax credits related to such tax payments made in years 2000 and earlier, for which no deferred tax asset had previously been recorded.  Other items causing differences between the statutory tax rate and the effective tax rate relate to foreign and state income taxes.  At December 31, 2007, the Consolidated Balance Sheet contains a net deferred tax asset of $8.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had working capital of $76.2 million, decreasing from $77.4 million at December 31, 2007.  Cash and cash equivalents increased $9.7 million in 2008 to $15.3 million.  Cash and cash equivalents decreased $.2 million in 2007, ending the year at $5.6 million.  The change in cash and cash equivalents during 2008 as compared to 2007 is primarily due to the following activities:

∙

The Company generated cash of $25.2 million, $20.5 million and $28.1 million from operations during 2008, 2007 and 2006, respectively.  The increase in cash generated from operations in 2008 compared to 2007 was principally the result of (i) a $1.8 million increase in cash from accounts receivable; (ii) a $2.5 reduction in cash invested in inventory; (iii) a $2.6 reduction in cash invested in prepaid expenses and other assets; the foregoing was offset by a $2.0 million increase in cash used for accounts payable.

The decrease in cash generated from operations in 2007 compared to 2006 was principally the result of: (i) a $4.8 million increase in inventory, related to strategic purchasing plans and planned increases in manufactured proprietary product finished goods; and (ii) increased investments in other components of working capital.

▪

The Company used $8.7 million of cash and cash equivalents for investing activities in 2008, compared to $13.1 million in 2007.  In 2008, the Company used: (i) $1.5 million to complete a $2.5 million renovation of 60,000 square feet of warehouse space in Fort Atkinson; (ii) $1.8 million for other capital expenditures; (iii)  $3.0 million of cash to increase its investments in an investment limited partnership; and (iv) net cash of $2.4 million for investments in marketable securities.

In 2007, the Company used: (i) $.7 million of cash to complete the construction of a new manufacturing facility in Fort Atkinson; (ii) $1.0 million of cash for initial construction costs of a $2.6 million building upgrade in Fort Atkinson; (iii) net cash of $3.5 million for investments in marketable securities; (iv) $2.0 million of cash to increase its investment in an investment limited partnership; and (v) $4.3 million of cash for other long-term investments.

Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $1.8 million and $2.1 million in 2008 and 2007, respectively.

No material business acquisitions occurred in 2008 or 2007.

▪

Financing activities used $6.8 million and $7.6 million of cash and cash equivalents in 2008 and 2007, respectively.  In 2008, a net increase in principal balances of long-term debt totaling $1.7 million, was comprised of: (i) a $2.0 million increase in the outstanding balance on the Company’s primary credit facility; and (ii) a $.3 million reduction in mortgage credit agreements.  In 2007, the net principal payments on debt of $3.3 million were due to: (i) a decrease of $3.0 million in the amounts outstanding on the Company’s primary credit facility; and (ii) a decrease of $.3 million in amounts outstanding under existing mortgage credit agreements.

In 2008, the Company received proceeds from the exercise of stock options of $.1 million, compared to $4.3 million in stock option exercise proceeds in 2007.

In 2006, the Company entered into an agreement to transfer ownership of certain intangible assets for cash of $2.0 million and an $8.0 million, 15-year note receivable bearing an interest rate of 5%, with principal amortizing over the term of the note  The transaction does not meet sale recognition criteria for U.S. GAAP purposes, and as such the $2.0 million of proceeds received in 2006 are reflected in cash, and as a component of other long-term accruals, at December 31, 2006 (see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K).  The Other Long-Term Accrual related to this transaction was $2.1 million and $2.0 million at December 31, 2008 and 2007, respectively.

In each of 2008 and 2007, the Company paid aggregate dividends of $8.6 million on the Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  In 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.

At December 31, 2008, the Revolving Credit Facility has a committed weighted average rate of interest (including applicable margins) of approximately 1.47%.  At March 23, 2009, the interest rate on then-current outstanding balances was set at 1.47%.

The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of December 31, 2008.

Minimum contractual obligations at December 31, 2008 are as follows (in millions):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$10.7	$.3	$.9	$5.3	$4.2
Operating lease commitments	1.4	.3	1.0	.1	-
Other long term commitments	11.8	1.0	3.0	1.9	5.9
	$23.9	$1.6	$4.9	$7.3	$10.1

In 2009, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to approximate $2.0 million.

In 2008, the Company completed renovation of 60,000 square feet of warehouse space in Fort Atkinson.  The renovation project, totaling $2.5 million, was funded through the Company’s existing cash flows and its primary debt facility.  The renovated space provides additional warehouse and shipping capacity to meet the Company’s future logistical needs.

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

INFLATION

Inflation has had and is expected to have only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in 2008, 2007 and 2006.  The Company will continue its policy of monitoring costs and adjusting prices, accordingly.

SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”).  The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes thereto.  Actual results could differ from those estimates.  A summary of the Company’s significant accounting policies can be found in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  The Company believes that the following accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Prepaid Catalog Costs and Amortization - The Company accumulates all direct costs, less applicable vendor rebates, incurred in the development, production and circulation of catalogs on the Consolidated Balance Sheets until the related catalog is mailed, at which time such catalog costs are amortized into selling and administrative expense over the estimated sales realization cycle of one year using a ratio of current period revenues to the total current and expected future period revenues for each catalog.

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

Goodwill - The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination.  The Company evaluated its goodwill at December 31, 2008 and 2007, and determined that there was no impairment of goodwill.

Defined Benefit Plans - The Company accounts for the benefits under its defined benefit pension plan using actuarial models required by Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”).  These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan.  Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases.  The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, pension benefits should be expensed in the same pattern.

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

No change in the discount rate assumption was made in 2006.  In each of 2007 and 2008, a 25 basis point increase in the discount rate assumption caused an increase in each respective year in the funded status of the Company’s pension plan.  The accumulated benefit obligation of the Company’s pension plan exceeded the fair market value of the plan assets at December 31, 2008 and 2007.

On December 31, 2005, the Company froze the plan benefits for all hourly employees and certain salaried employees.  See Note 11(a) of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of the Company’s defined benefit pension plan.

Fair Value of Financial Instruments – The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in its entirety on January 1, 2008.  SFAS No. 157 provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in SFAS No. 157.  There are three levels of inputs that may be used to measure fair value, as follows:

Level 1

Valuations for assets and liabilities traded in active markets for identical assets or liabilities.  Level 1 includes securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.  The Company holds marketable securities that are Level 1 assets.

Level 2

Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations for Level 2 assets and liabilities may be obtained from third party pricing services for identical or comparable assets or liabilities.  The Company does not have any Level 2 assets or liabilities.

Level 3

Valuations for assets and liabilities that are derived from other valuation methodologies including discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.  The Company does not have any Level 3 assets or liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132(R)-1”).  FSP No.132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures required by FSP No. 132(R)-1 will be effective for the Company’s financial statements issued for 2009.  The Company does not expect the adoption of FSP No. 132(R)-1 to have a material impact on the Company’s financial position or results of operations, when adopted.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements.  The effective date of  SFAS No. 162 was 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 to have an  impact on the Company’s financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard requires enhanced disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows.  The statement requires disclosure of objectives and strategies for derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and disclosure of contingent derivative features that are credit-risk related, and requires cross-referencing within footnotes if the required disclosures are presented in more than one footnote.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s financial position or results of operations, when adopted.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for recognition and measurement in the Company’s financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  SFAS No. 141R also establishes disclosure requirements which will enable readers to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of SFAS No. 141R to the accounting treatment of business acquisitions completed after December 31, 2008.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of stockholders’ equity.  The presentation and disclosure provisions of SFAS No. 160 are required to be applied on a retrospective basis.  SFAS No. 160 is effective for the Company beginning on January 1, 2009.  The Company does not expect the adoption of SFAS No. 160 to have an impact on the Company’s financial position or results of operations, when adopted.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”)  which allows an entity to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, FASB issued SFAS No. 157.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS No. 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  Adoption of SFAS No. 157 did not have a material effect on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and debt.  As described below, credit risk, market risk and interest rate risk are the primary sources of risk in the Company’s accounts receivable, investments and debt.

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in 2008, 2007 or 2006.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

Market Risk:  The Company’s exposure to market risk relates to the quality of holdings of its marketable securities and limited partnership investments.  The fair market values of the marketable securities and limited partnership investments are subject to increases or decreases in value resulting from the performance of the securities issuers, from upgrades or downgrades in the credit worthiness of the securities issuers and from changes in general market conditions.  The Company seeks to manage its exposure to market risk by investing in accordance with standards established by the Investment Committee of the Board of Directors.  The standards of the Investment Committee are: (i) preservation of capital; (ii) provision of adequate liquidity to meet projected cash requirements; (iii) minimization of risk of principal loss through diversified short and medium term investments; and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

Interest Rate Risk:  Changes in interest rates can potentially impact the Company’s profitability and its ability to realize assets and satisfy liabilities.  Interest rate risk is resident primarily in debt, which typically has variable interest rates based on Prime or LIBOR rates.  Assuming no other change in financial structure, an increase of 1% in the Company’s variable interest rate for debt would decrease pre-tax earnings for 2009 by approximately $.1 million.  This amount is determined by considering the impact of a 1% increase in interest rates on the average debt estimated to be outstanding on the Company’s primary credit facility and variable rate mortgage in 2009.

QUANTITATIVE

The Company’s debt as of December 31, 2008 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$10.4
Weighted average interest rate	4.0%	3.0%
Fair market value	$.3	$10.4

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

We have audited the accompanying consolidated balance sheets of The Aristotle Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Aristotle Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP

Milwaukee, Wisconsin

March 26, 2009

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands, except share and per share data)

Assets	2008	2007

Current assets:
Cash and cash equivalents	$15,290	5,604
Marketable securities	4,437	3,335
Investments	2,876	18,150
Accounts receivable, less allowance for doubtful receivables of
$533 and $415 at December 31, 2008 and 2007, respectively	14,048	15,631
Inventories	44,653	42,297
Prepaid expenses and other	8,542	9,071
Income taxes receivable	5,396	540
Deferred income taxes	4,644	2,484
Total current assets	99,886	97,112

Property, plant and equipment, at cost	37,759	37,467
Less accumulated depreciation and amortization	(9,951)	(9,991)
Net property, plant and equipment	27,808	27,476

Goodwill	13,712	14,476
Deferred income taxes	6,668	5,646
Investments	4,318	4,279
Other assets	884	446
Total assets	$153,276	149,435

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$294	305
Trade accounts payable	9,576	10,500
Accrued expenses	11,641	6,765
Accrued dividends payable	2,156	2,156
Total current liabilities	23,667	19,726

Long-term debt, less current installments	10,364	8,655
Long-term pension obligations	5,891	2,944
Other long-term accruals	2,467	2,429
Total liabilities	42,389	33,754

Stockholders’ equity:
Preferred stock, Series I, $6.00 stated value; $.01 par value;
2,400,000 shares authorized, 1,081,427 shares issued and outstanding	6,489	6,489
Preferred stock, Series J, $6.00 stated value; $.01 par value;
11,200,000 shares authorized, 10,984,971 issued and outstanding	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized, 17,962,875 and
17,946,705 shares issued and outstanding at December 31, 2008 and 2007, respectively	180	179
Additional paid-in capital	7,690	7,580
Retained earnings	34,979	34,964
Accumulated other comprehensive income (loss)	(4,211)	709
Total stockholders’ equity	110,887	115,681
Total liabilities and stockholders’ equity	$153,276	149,435

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share data)
	2008	2007	2006

Net sales	$212,817	211,550	202,978
Cost of sales	129,808	129,590	125,906
Gross profit	83,009	81,960	77,072

Selling and administrative expense	48,427	46,929	46,392
Earnings from operations	34,582	35,031	30,680

Other expense (income):
Interest expense	1,078	1,403	1,648
Interest income	(95)	(131)	(44)
Other, net	19,900	(1,372)	(1,737)
	20,883	(100)	(133)
Earnings before income taxes	13,699	35,131	30,813

Income tax expense (benefit):
Current	6,883	7,441	4,420
Deferred	(1,822)	4,157	2,592
	5,061	11,598	7,012
Net earnings	8,638	23,533	23,801

Preferred dividends	8,623	8,626	8,635
Net earnings applicable to common stockholders	$15	14,907	15,166

Earnings (loss) per common share:
Basic	$.00	.84	.88
Diluted	$.00	.84	.87

Weighted average common shares outstanding:
Basic	17,962,376	17,651,361	17,263,675
Diluted	17,968,981	17,669,161	17,508,631

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings
Years ended December 31, 2008, 2007 and 2006
(in thousands)

						Retained	Accumulated
		Preferred	Preferred		Additional	earnings	other	Total
	Comprehensive	Stock	Stock	Common	paid-in	(accumulated	comprehensive	stockholders’
	earnings (loss)	Series I	Series J	Stock	capital	deficit)	earnings (loss)	equity
Balance, January 1, 2006		$6,601	65,760	172	3,119	4,891	(97)	80,446
Net earnings	$23,801	-	-	-	-	23,801	-	23,801
Exercise of stock options, including related tax benefit	-	-	-	-	214	-	-	214
Stock option compensation	-	-	-	-	123	-	-	123
Retirement of shares					(350)		-	(350)
Adjustment to initially apply SFAS 158, net of tax							(667)	(667)
Other comprehensive earnings (loss):
Recognition of minimum pension liability, net of tax	(535)	-	-	-	-	-	(535)	(535)
Foreign currency translation adjustment	(6)	-	-	-	-	-	(6)	(6)
Comprehensive earnings	$23,260
Preferred dividends		-	-	-	-	(8,635)	-	(8,635)
Balance, December 31, 2006		6,601	65,760	172	3,106	20,057	(1,305)	94,391
Net earnings	$23,533	-	-	-	-	23,533	-	23,533
Exercise of stock options, including related tax benefit	-	15	-	6	4,256	-	-	4,277
Stock option compensation	-	-	-	-	92	-	-	92
Conversion of Series I preferred stock into common stock	-	(127)	-	1	126	-	-	-
Other comprehensive earnings (loss):
Retirement benefit adjustments, net of tax	25						25	25
Unrealized loss on securities available for sale, net of tax	(146)	-	-	-	-	-	(146)	(146)
Foreign currency translation adjustment	2,135	-	-	-	-	-	2,135	2,135
Comprehensive earnings	$25,547
Preferred dividends		-	-	-	-	(8,626)	-	(8,626)
Balance, December 31, 2007		6,489	65,760	179	7,580	34,964	709	115,681
Net earnings	$8,638	-	-	-	-	8,638	-	8,638
Exercise of stock options, including related tax benefit	-	-	-	1	98	-	-	99
Stock option compensation	-	-	-	-	12	-	-	12
Other comprehensive earnings (loss):
Retirement benefit adjustments, net of tax of $1,385	(2,035)	-	-	-	-	-	(2,035)	(2,035)
Unrealized loss on securities available for sale, net of tax	88						88	88
Foreign currency translation adjustment	(2,973)	-	-	-	-	-	(2,973)	(2,973)
Comprehensive earnings	$3,718
Preferred dividends		-	-	-	-	(8,623)	-	(8,623)
Balance, December 31, 2008		$6,489	65,760	180	7,690	34,979	(4,211)	110,887

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(in thousands)
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$8,638	23,533	23,801
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	2,121	1,927	1,905
Stock option compensation	12	92	123
Loss on sale of property, plant and equipment	-	3	-
Loss on sale of securities	1,311	206	-
(Earnings) loss in equity method investment	18,786	(1,564)	(1,730)
Deferred income taxes	(1,797)	6,092	2,592
Excess tax expense (benefits) from stock –based compensation	29	(1,984)	(32)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	1,583	(173)	(928)
Inventories	(2,356)	(4,810)	(1,908)
Prepaid expenses and other	529	(948)	(97)
Other assets	326	(753)	(1)
Trade accounts payable	(924)	1,060	427
Accrued expenses and other liabilities	2,294	1,377	1,024
Accrued income taxes	(4,856)	(2,018)	1,293
Accrued pension obligations	(473)	(1,525)	1,585
Net cash provided by operating activities	25,223	20,515	28,054

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,268)	(3,293)	(4,971)
Proceeds from the sale of property, plant and equipment	-	6	-
Purchases of investments	(3,039)	(6,279)	-
Purchases of marketable securities	(4,135)	(4,171)	-
Proceeds from the sale of marketable securities	1,722	630	-
Net cash used in investing activities	(8,720)	(13,107)	(4,971)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,500	7,000	9,382
Principal payments on long-term debt	(5,802)	(10,312)	(22,066)
Proceeds from issuance of stock under stock option plans	70	4,277	214
Proceeds from transfer of ownership of certain assets	38	46	2,383
Cash paid for retirement of common stock	-	-	(350)
Preferred dividends paid	(8,623)	(8,629)	(8,635)
Net cash used in financing activities	(6,817)	(7,618)	(19,072)

Net increase (decrease) in cash and cash equivalents	9,686	(210)	4,011

Cash and cash equivalents at beginning of year	5,604	5,814	1,803
Cash and cash equivalents at end of year	$15,290	5,604	5,814

See accompanying notes to consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

(1)

Organization and Financial Statement Presentation

These consolidated financial statements include the accounts of The Aristotle Corporation (“Aristotle”) and its subsidiaries (together with Aristotle, the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles.  The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products.  A selection of more than 80,000 items is offered, primarily through 50 catalogs carrying the brands of Nasco, Life/Form, Whirl-Pak, Simulaids, Triarco, Spectrum Educational Supplies, Hubbard Scientific, Scott Resources, Haan Crafts, To-Sew, CPR Prompt, Ginsberg Scientific and Summit Learning.

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and affiliated entities held approximately 90% of Aristotle’s voting power at December 31, 2008 and 2007.

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

(d)

Fair Value of Financial Instruments and Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”), adopted on January 1, 2008, requires expanded disclosures about fair value measurements.  Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing as asset or liability.  The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in SFAS No. 157.  There are three levels of inputs that may be used to measure fair value, as follows:

Level 1

Valuations for assets and liabilities traded in active markets for identical assets or liabilities.  Level 1 includes securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

transactions involving identical assets or liabilities.  The Company holds marketable securities that are Level 1 assets.

Level 2

Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations for Level 2 assets and liabilities may be obtained from third party pricing services for identical or comparable assets or liabilities.  The Company does not have any Level 2 assets or liabilities.

Level 3

Valuations for assets and liabilities that are derived from other valuation methodologies including discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.  The Company does not have any Level 3 assets or liabilities.

The following table summarizes fair value measurements by level at December 31, 2008 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Marketable Securities	$ 4,437	-	-	4,437

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

(e)

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers debt securities with original maturities of three months or less to be cash equivalents.  Cash equivalents consist of money market accounts totaling $9,819, $1,441 and $2,137 at December 31, 2008, 2007 and 2006, respectively.

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

(g)

Marketable Securities

The Company invests in marketable securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income (loss) within Stockholders’ Equity.  The Company invested $4,135 in marketable securities and realized proceeds of $1,722 from the sale of marketable securities during the year ended December 31, 2008.

The carrying value of the marketable equity securities at December 31, 2008 was $4,437.  Net unrealized losses, net of tax, included in accumulated other comprehensive income (loss) was $58 at December 31, 2008.

Gross unrealized losses on marketable securities, and the fair value of the related securities, were $156 and $1,100, respectively, at December 31, 2008.  The unrealized loss position for each of these marketable securities has been continuous for less than six months.  The Company conducts periodic reviews to identify and evaluate investments that have indications of possible other-than-temporary impairment.  Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been below costs; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.  The Company incurred impairment losses in 2008 of $711 related to unrealized losses on marketable securities determined by such review to be other-than-temporary impairment losses.

(h)

Investments

The Company had invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership had been managed exclusively by a non-affiliate of the Company.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to Other, net within the Consolidated Statements of Earnings.

In December 2008, the Company became aware of certain activities engaged in by the non-affiliate broker-dealer with whom the partnership assets had been invested.  The broker-dealer is now in bankruptcy.  As a result, the Company recorded a loss proportionate to the total estimated loss by the limited partnership.  Equity (losses) earnings of the Company amounted to ($16,124), $1,571 and $1,730 for 2008, 2007 and 2006, respectively.  At December 31, 2008 and 2007, the net book value (and estimated fair value) of this investment was $33 and $16,157, respectively.

The Company has invested in another limited partnership, the general partner of which is the affiliate of the Company.  The purpose of this partnership is to manage a diversified investment portfolio.  The Company’s investment is also accounted for under the equity method of accounting.  Equity losses from this investment were $2,662 and $7 in 2008 and 2007, respectively.  At December 31, 2008 and 2007, the net book value (and estimated fair value) of this investment was $2,843 and $1,993, respectively.  At December 31, 2008, the assets of this partnership were invested primarily in a portfolio of common and preferred marketable equity securities.  In 2008, the Company invested an additional $3,000 in this partnership.  This partnership held an investment

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

position in the limited partnership referred to in the first paragraph of this subsection (h) above, and the Company estimates to have incurred equity losses related to such position of $1,780 in 2008.

The Company’s equity losses in 2008 related to the two partnerships include $5,156 of principal which had been withdrawn from the broker-dealer in 2008 and may be subject to return.  Losses by the Company in these partnerships are mitigated by applicable tax benefits and may be further mitigated by recoveries from the Securities Investor Protection Corporation and from the bankruptcy estate.

In 2007, the Company invested $4,279 to acquire a 4.6% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  In 2008, the Company increased its investment by $39.  The Company accounts for the investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At December 31, 2008, the accrued and unpaid preferred return was $515.

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

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

(k)

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, and accumulated amortization were $14,442 and $730, respectively, at December 31, 2008 and $15,206 and $730, respectively, at December 31, 2007.  A reduction of $764 and an increase of $616 in 2008 and 2007, respectively, relates to foreign currency translation.  At December 31, 2008, goodwill attributable to the educational and commercial segments was $13,649 and $63, respectively.  At December 31, 2007, goodwill attributable to the educational and commercial segments was $14,413 and $63, respectively.

The Company evaluates goodwill for impairment at least annually or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination.  At December 31, 2008 and 2007, the Company evaluated goodwill and determined that no impairment existed.

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

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Prior to December 31, 2006, a valuation allowance had been established for the portion of the deferred tax assets, primarily Federal net operating tax loss carryforwards (“NOLs”), which were expected to expire unutilized based on the level of historical taxable income, projections for future taxable income over the periods in which the NOLs are deductible, and allowable tax planning strategies.  Prior to December 31, 2006, the Company executed certain transactions that resulted in taxable income in 2006 (see Note 12) and, accordingly, utilized certain NOLs that were previously expected to expire unutilized.  Certain NOLs, for which a full valuation allowance existed at January 1, 2006, either were utilized or expired prior to or on December 31, 2006, and therefore,

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

were no longer included in the Company’s inventory of deferred income taxes at that date.  NOLs that were to expire on dates beyond December 31, 2006 were fully utilized in 2007.

(m)

Stock Options

The Company accounts for its stock options under SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123R”), which provides for the fair value of stock options granted to employees and directors to be measured at the date of grant and recognized as expense over the service period, which is usually the vesting period of the grant.  Under SFAS No. 123R, the Company recognizes the fair value of stock options granted as an expense within its Consolidated Statements of Earnings using the straight-line method.  Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method.  The adoption did not have a material effect on the Company’s financial statements since the Company had been expensing share-based awards granted after January 1, 2002 under the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

(p)

Research and Development Costs

The Company expenses research and development costs as incurred.  Research and development costs were approximately $1,061, $983 and $1,026 in 2008, 2007 and 2006, respectively.

(q)

Advertising Costs

Substantially all of the Company’s advertising is through the mailing of catalogs.  The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, the cost of which is capitalized and amortized over its expected period of future benefits.  Direct-response advertising consists primarily of direct costs, less applicable vendor rebates, for catalog publications of the Company’s products.  Prior to 2008, the capitalized costs of advertising are typically amortized using the straight-line method over the one-year period following the publication of the catalog.  The capitalized costs of advertising are amortized over each respective catalog year (generally a one-year term) using the ratio of current period revenues to the total of current and future period revenues for each catalog.

At December 31, 2008 and 2007, $7,319 and $6,755, respectively, of direct-response advertising costs were reported as prepaid expenses and other.  Advertising costs expensed were approximately $10,420, $10,076 and $9,900 in 2008, 2007 and 2006, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

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

Earnings per common share are computed based on the following weighted average number of common shares outstanding during the year ended December 31:

	2008	2007	2006
Weighted average common shares-basic	17,962,376	17,651,361	17,263,675
Effect of dilutive stock options	6,605	17,800	244,956
Weighted average common shares-diluted	17,968,981	17,669,161	17,508,631

Shares of Common Stock available for issuance upon conversion of the 1,100,122 shares of Series I Preferred Stock outstanding at December 31, 2006 were not dilutive and, therefore, have not been included in the computation of diluted earnings per common share amounts.  Conversion rights for the Series I Preferred Stock expired on September 14, 2007.

(s)

Taxes Collected from Customers

The Company currently records its sales net of any value added or sales tax.

(t)

Reclassifications

Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

(3)

Inventories

The classification of inventories at December 31 is as follows:

	2008	2007
Raw materials	$7,325	7,028
Work in process	2,078	1,601
Finished goods	9,110	6,754
Catalog merchandise	27,855	28,261
Less inventory reserves	(1,715)	(1,347)
Net inventories	$44,653	42,297

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

(4)

Prepaid Expenses and Other

A summary of prepaid expenses and other at December 31 is as follows:

	2008	2007
Prepaid catalog costs	$7,319	6,755
Other	1,223	2,316
Total prepaid expenses and other	$8,542	9,071

(5)

Property, Plant and Equipment, at Cost

A summary of property, plant and equipment, at cost, at December 31 is as follows:

	2008	2007
Land and improvements	$2,357	2,515
Buildings and improvements	26,897	25,002
Machinery, furniture and equipment	8,296	8,513
Leasehold improvements	167	180
Construction in progress	42	1,257
Total property, plant and equipment, at cost	$37,759	37,467

During 2008 and 2007, the Company removed from its property, plant and equipment accounts approximately $1,739 and $1,105, respectively, of fully depreciated equipment still in use.

In 2007, the Company completed construction of a 60,000 square foot manufacturing facility on its existing land in Fort Atkinson for Nasco’s plastics operations.  The new facility replaces 45,000 square feet of leased manufacturing space.  The Company incurred $1,010 of capital expenditures in 2007 related to the construction of this facility.

(6)

Accrued Expenses

A summary of accrued expenses at December 31 is as follows:

	2008	2007
Payroll and employee benefits	$4,559	4,563
Property, sales and other taxes	424	416
Other	6,658	1,786
Total accrued expenses	$11,641	6,765

In 2008, Other includes the $5,156 referred to in Note 2(h) above.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

(7)

Long-term Debt

A summary of the Company’s long-term debt as of December 31 is as follows:

	2008	2007
$45,000 Revolving Credit Facility; interest payable on various dates at variable rates based on Prime or LIBOR plus applicable
margins (1.47% at December 31, 2008); expires January 31, 2013;
collateralized by certain accounts receivable, inventories, and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain
subsidiary limited liability companies	$5,000	3,000
Mortgages, monthly payments of $52, with interest payable at various rates (3.2%-6.5% at December 31, 2008); final
payments due on various dates through 2015; collateralized
by certain real estate	5,658	5,960
Long-term debt	10,658	8,960
Less current installments	(294)	(305)
Long-term debt, less current installments	$10,364	8,655

The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for potential acquisitions of businesses similar in nature to the Company’s current business segments.  The Company also pays a quarterly commitment fee on unborrowed funds (.25% at December 31, 2008).

The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of December 31, 2008.

In 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.

The Company has available a $200 unsecured line of credit facility to support letters of credit for merchandise procurement.  At December 31, 2008 and 2007, the line of credit had no balance outstanding.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

Aggregate annual maturities of long-term debt as of December 31, 2008 are as follows:

Years ending December 31,
2009	$294
2010	301
2011	306
2012	312
2013	5,319
Thereafter	4,126
$10,658

(8)

Income Taxes

A summary of the components of earnings before income taxes for the years ended December 31 is as follows:

	2008	2007	2006

U.S.	$11,177	32,760	28,004
Foreign	2,522	2,371	2,809
	$13,699	35,131	30,813

The provision for income taxes for the years ended December 31 consists of the following:

	2008	2007	2006
Current:
U.S. Federal	$4,096	5,212	807
Foreign	851	867	999
State	1,936	1,362	2,614
	6,883	7,441	4,420
Deferred:
U.S. Federal	(1,380)	4,012	3,370
Foreign	(7)	(1)	3
State	(435)	146	(781)
	(1,822)	4,157	2,592
	$5,061	11,598	7,012
Effective tax rate	36.9%	33.0%	22.8%

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

A reconciliation of the Company’s actual effective tax rate and the U.S. Federal statutory income tax rate on earnings before income taxes for the years ended December 31 is as follows:

	2008	2007	2006
U.S. Federal statutory rate	34.0%	35.0%	35.0%
State income taxes, net of Federal tax benefits	7.2%	2.5%	3.9%
Decrease in valuation allowance	-	-	(17.8%)
AMT credits	-	(3.3%)	-
Manufacturing deduction	(1.4%)	(0.8%)	-
Other	(2.9%)	(0.4%)	1.7%
Effective tax rate	36.9%	33.0%	22.8%

In 2007, the tax provision reflects the benefit of $1,165 in alternative minimum tax credits related to such tax payments made in years 2000 and earlier, for which no deferred tax asset had previously been recorded.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31 are presented below:

	2008	2007
Deferred tax assets:
Accounts receivable	$206	161
Inventories	1,537	1,010
Plant and equipment	716	635
Employee benefits	2,326	1,162
Accrued expenses	3,432	1,250
Alternative minimum tax credit carryforwards	-	624
Transfer of tradename	3,732	3,842
Unrealized investment gains/losses	319	96
Total gross deferred tax assets	12,268	8,780
Deferred tax liabilities:
Goodwill and other intangibles	(956)	(650)
Net deferred tax assets	$11,312	8,130

Classification of net deferred taxes in Consolidated Balance Sheets:
Current net deferred tax asset	$4,644	2,484
Non-current net deferred tax asset	6,668	5,646
	$11,312	8,130

At December 31, 2008, there was no valuation allowance related to deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

differences become deductible.  Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2008.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109 (“FIN No. 48”).  FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The Company did not have any uncertain income tax positions or unrecognized tax benefits at the date of adoption and, as such, the adoption did not have any impact on the Company’s financial position or results of operations. The Company has not recognized any additional liabilities for uncertain tax positions or unrecognized tax benefits subsequent to adoption.  The Company and its qualifying domestic subsidiaries are included in the Federal income tax return and certain state income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with a tax sharing agreement with Geneve and payments for Federal and certain state income taxes are made to Geneve.  The Internal Revenue Service is currently auditing Geneve’s consolidated 2004 and 2005 Federal income tax returns, which include the Company.  The Company anticipates that this examination will be completed within the next twelve months.  The Company believes that it has made adequate provision for all income tax provisions, such that the outcome of any issues or claims will not result in a material change in the Company’s financial position or results of operations.

The Company’s policy is to record interest and penalties associated with uncertain tax positions as income tax expense. As of December 31, 2008, it was not necessary to accrue interest and penalties associated with uncertain tax positions.

(9)

Preferred Stock

The Series I Preferred Stock was convertible into the Company’s Common Stock during the 90-day period beginning on June 17, 2007, at the option of the holder. During the conversion period, 21,195 shares of Series I Preferred Stock were converted into 10,791 shares of Common Stock.   The Series I Preferred Stock is no longer convertible.

(10)

Stock Options

The Company established the 1997 Employee and Director Stock Plan in 1997 (“1997 Plan”).  The 1997 Plan provides for granting up to 150,000 options to employees and directors of the Company to purchase shares of Common Stock.  The exercise term of the options and vesting requirements shall be for such period as the Board of Directors (or a committee thereof, appointed to administer the 1997 Plan, if any) designates.  Following the merger between Nasco International, Inc. and the Company on June 17, 2002 (“Merger”), each option to purchase one share of the Company’s Common Stock granted under the 1997 Plan became an option to purchase one share of Common Stock and one share of Series I Preferred Stock of the Company.  At December 31, 2008, no options were outstanding under the 1997 Plan.  Pursuant to its terms, the 1997 Plan terminated in 2007.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

The Company established the 2002 Employee, Director and Consultant Stock Plan in 2002 (“2002 Plan”) under which employees, directors and consultants of the Company are eligible to receive nonincentive and incentive options and stock grants aggregating up to 1,500,000 shares of Common Stock.  Nonincentive and incentive options granted under the 2002 Plan are subject to such limitations on the ability to exercise as established by the Board of Directors (or a committee thereof, appointed to administer the 2002 Plan, if any) from time to time.  Options granted under the 2002 Plan generally vest over a three year period and have an exercise term of no longer than five years.  The Company does not currently intend to grant any additional options under the 2002 Plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Risk free interest rate	5.25%	4.50%
Expected dividend yield	0.0%	0.0%
Expected lives	5 years	5 years
Expected volatility	156.0%	55.0%

No options were granted in 2008.  The weighted average fair value of options granted during 2007 and 2006 was $9.86 and $4.81, respectively.  Stock option compensation amounted to $12, $92 and $123 in 2008, 2007 and 2006, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

A summary of option activity during 2008, 2007 and 2006 is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	of	Exercise
	Options	Price	Options	Price

Balance at January 1, 2006	811,525	$3.60	738,942	$3.37
Granted	2,000	9.24
Expired	-	-
Forfeited	(14,167)	(6.36)
Exercised	(48,683)	(3.73)
Balance at December 31, 2006	750,675	3.55	729,341	3.46
Granted	2,000	10.62
Expired	-	-
Forfeited	-	-
Exercised	(687,630)	(3.34)
Balance at December 31, 2007	65,045	6.08	63,045	5.93
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	(16,170)	(4.35)
Balance at December 31, 2008	48,875	6.65	48,875	6.65

The following table summarizes information about stock options at December 31, 2008:

	Options Outstanding				Options Exercisable
Weighted
			Weighted	Average		Weighted
Range of	Number		Average	Remaining	Number	Average
Exercise	of		Exercise	Life	of	Exercise
Prices	Options		Price	(Years)	Options	Price
$
$2.95-$4.48	-		-	-	-	$-
$4.49-$6.02	-		-	-	-	-
$6.03-$7.55	45,375		6.39	.90	45,375	6.39
$7.56-$9.09	-		-	-	-	-
$9.10-$10.62	3,500		10.03	3.33	3,500	10.03
	48,875				48,875

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

(11)

Employee Benefit Plans

(a)

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the plan benefits for its single defined benefit plan, which covered substantially all of the hourly employees and certain salaried employees (also see Note 11(b)).

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

The Company was required at December 31, 2006 to record a pension liability in the Consolidated Balance Sheets.  The effect thereof was to increase the pension liability by $901 and net deferred tax asset by $366, with the remaining $535 being recorded to accumulated other comprehensive earnings (loss).    The Company was required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) at December 31, 2006 to adjust the long term pension liability by $1,125, and net deferred tax asset by $458, with the remaining $667 recorded to accumulated other comprehensive income.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

The following table sets forth the plan’s obligations, funded status and amounts recognized in the Company’s Consolidated Balance Sheets as of December 31:

	2008	2007
Changes in benefit obligation:
Benefit obligation at beginning of year	$14,412	13,955
Service cost	309	310
Interest cost	885	808
Actuarial (gain)/loss	161	(305)
Benefits paid	(675)	(356)
Benefit obligation at end of year	15,092	14,412

Change in plan assets:
Fair value of plan assets at beginning of year	11,468	9,486
Actual return on plan assets	(2,785)	90
Employer contribution	1,193	2,248
Benefits paid, including settlements and expenses	(675)	(356)
Fair value of plan assets at end of year	9,201	11,468

Funded status	(5,891)	(2,944)
Unrecognized net actuarial loss	9,449	6,031
Unrecognized prior service cost	-	(1)
Net amount recognized	$3,558	3,086

Amounts recognized in Consolidated Balance
Sheets:
Long-term pension obligations	$(5,891)	(2,944)
Accumulated other comprehensive loss
(pre-tax)	9,449	6,030
Net amount recognized	$3,558	3,086

The following table sets forth the weighted average assumptions used to determine benefit obligations of the plan at December 31:

	2008	2007
Weighted average assumptions at year end:
Discount rate	6.25%	6.00%
Rate of compensation increase	3.00%	3.00%

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

The following table sets forth the weighted average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for the plan for the years ended December 31:

	2008	2007	2006
Weighted average assumptions during the year:
Discount rate	6.00%	5.75%	5.75%
Expected return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Components of net periodic benefit cost:
Service cost	$309	310	302
Interest cost	885	808	743
Expected return on plan assets	(958)	(810)	(761)
Amortization of prior service cost	(1)	(2)	(2)
Recognized net actuarial loss	486	459	353
Settlement	-	-	1,283
Net periodic benefit cost	$721	765	1,918

In 2006, as a result of a change of plan administrators, certain vested retirement benefits were settled by issuance of annuities by the former plan administrator.

The Company uses long-term historical actual return experience and estimates of future long-term investment returns to develop the expected return on plan assets assumption used in calculating the net periodic benefit cost.

The following table summarizes information about the accumulated benefit obligation in excess of plan assets:

	2008	2007

Projected benefit obligation	$15,092	$14,412
Accumulated benefit obligation	13,787	13,267
Fair value of plan assets	9,201	11,468

The estimated prior service cost and net actuarial loss that will be amortized from other comprehensive earnings into pension expense in 2009 are $0 and $840, respectively.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Years ending December 31,
2009	$283
2010	386
2011	510
2012	662
2013	787
2014-2018	5,619

(b)

Defined Contribution Plans

The Company sponsors a defined contribution pension plan that covers substantially all employees.  In connection with the freezing of certain plan benefits under the defined benefit pension plan (see Note 11(a)) on January 1, 2006, the Company merged all of its existing defined contribution pension plans into one plan covering certain hourly and salaried employees of the Company.  Effective with the merger of the plans, the Company may match a portion of employee contributions for certain employees.  The Company may also make discretionary contributions to the plan.  The Company contributed $364, $347 and $339 to the Plan in years 2008, 2007 and 2006, respectively.

(c)

Supplemental Employee Retirement Plan

On February 22, 2006, the Company entered into Supplemental Employee Retirement Plan Agreements (“SERPA”) with certain senior employees of the Company.  The SERPA, which are effective as of January 1, 2006, provides certain retirement benefits based upon the senior employees’ average annual wages and years of service (as defined in the SERPA).  Benefits under the SERPA generally accrue from the effective date thereof through the earlier to occur of the senior employees’ retirement, disability or termination of employment with the Company.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable under the Company’s defined benefit pension plan, the benefits under which were frozen for these certain senior employees effective December 31, 2005.  In 2008, 2007 and 2006, the Company incurred an expense of $378, $364 and $230, respectively, related to the SERPA.  At December 31, 2008 and 2007, the amount payable under the SERPA was $612 and $467, respectively.

(d)

Senior Executive Retirement Benefit Agreement

In December 2006, the Company assumed a retirement benefit agreement that provides a retirement benefit to a senior executive of the Company in the amount of $1,129, related to service previously provided to an affiliate.  As consideration for the assumption of the retirement benefit, the assignor paid cash to the Company in the amount of $1,129.  The retirement benefit agreement was subsequently amended to provide the executive with an increasing retirement benefit based on future additional years of service to the Company by the senior executive.  At December 31, 2008 and 2007, the amount payable under the retirement agreement was $1,270 and $1,198, respectively.

(12)

Other-Long Term Accruals

On December 28, 2006, the Company entered into an agreement to transfer ownership of the real property comprising the former Simulaids manufacturing and office facility for $2,000.  Consideration was in the form of approximately $400 in cash and a $1,600 5-year note receivable which bears interest at 6%.  The

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

note receivable is due at maturity with interest-only payments until such time.  In addition, the Company entered into an agreement to lease the facilities from the buyer for 10 years with an annual rental cost of $124.  At the end of five years, the Company has an option to terminate the lease for a payment of $186.  In the event the Company terminates the lease, the maturity date of the note receivable may be extended to ten years from the date of original issuance.  The business purpose for this transaction was to generate cash proceeds to the Company of $400 for a non-current asset not employed by the Company in its trade or business.  The transaction does not currently meet sale recognition criteria for sale/leaseback transactions set forth in SFAS No. 98, Accounting for Leases (“SFAS No. 98”), due to (i) continuing involvement by the seller-lessee, and (ii) the likelihood that the seller-lessee will not actively use the real property in the seller-lessee’s trade or business during the lease term.  In addition, the transaction does not meet the criteria of paragraph 12 of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”) for recognizing a sale of real estate, as the buyer-lessor is required to pay interest only on the note until maturity.  As such, the $400 of proceeds received in 2006 were reflected in Cash, and as a component of Other Long-Term Accruals, on the Company’s balance sheet.  For income tax purposes, the transaction was treated as a sale in 2006, and resulted in taxable income.  The Company maintains a deferred tax asset at December 31, 2008 of $763 related to the transaction.  The Other Long-Term Accrual related to this transaction was $383 at each of December 31, 2008 and 2007.

On December 29, 2006, the Company entered into an agreement to transfer ownership of certain trade names currently used in its business lines for $10,000.  The Company received proceeds of $2,000 in cash and an $8,000 15-year note receivable which bears interest at 5% with annual principal payments of $316 from 2007 through 2011, $552 from 2012 through 2016, $594 from 2017 through 2020 and $1,287 in 2021.  In addition, the Company executed a 15-year license agreement for exclusive use of the trade names under which the Company will pay $1,036 in each of the years 2007 through 2011, $937 in each of the years 2012 through 2016, and $792 in each of the years 2017 through 2021 as the license fee under this license agreement.  At the end of fifteen years, the Company has an option to purchase the trade names at the then-fair market value.  The business purpose for this transaction was to generate cash proceeds to the Company of $2,000 for a non-current asset that had no book value.  Due to continuing involvement by the Company as seller-licensee of the trade names, the transaction does not meet the requirements of paragraph 12 of SFAS No. 98 and paragraph 26 of SFAS No. 66, and as such, does not meet criteria to be recognized as a sale for financial statement purposes.  For GAAP purposes, the $2,000 of proceeds received in 2006 were included in Cash, and as a component of Other Long-Term Accruals, on the Company’s balance sheet.  Future payments by the Company for the license agreement, partially offset by cash receipts for the principal and interest payments on the $8.0 million note result in net cash outflows related to the transaction.  The Company determines an effective interest rate to record interest expense and to increase the related long-term accrual over the term of the agreement to an estimated fair value of the trade names at the end of the term of the license agreement.   For income tax purposes, the transaction was treated as a sale in 2006, and resulted in taxable income.   The Company maintains a deferred tax asset at December 31, 2008 of $3,732 related to the transaction.  The Other Long-Term Accrual related to the transaction was $2,084 and $2,046 at December 31, 2008 and 2007, respectively.

(13)

Related Party Transactions

During 2008, 2007 and 2006, the Company incurred expenses of $1,096, $983 and $870, respectively, related to administrative services provided by Geneve.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

The Company has invested in an investment limited partnership, the general partner of which is an affiliate of the Company.  Equity earnings (losses) from this investment in the limited partnership amounted to ($16,124), $1,571 and $1,730 for 2008, 2007 and 2006, respectively.

The Company has invested in another investment limited partnership, the general partner of which is the affiliate of the Company.  Equity losses from this investment were $2,662 and $7 in 2008 and 2007, respectively.

The Company made income tax payments to Geneve under a tax sharing agreement of $9,689, $4,546, and $720 in 2008, 2007 and 2006, respectively.

In December 2006, the Company assumed a retirement benefit agreement from an affiliate that provided a retirement benefit to a senior executive of the Company in the amount of $1,129 related to service previously provided to the affiliate.  As consideration for the assumption of the retirement benefit, the affiliate paid cash to the Company in the amount of $1,129.

The Company’s audit committee has reviewed and approved or ratified the foregoing transactions.

(14)

Supplemental Cash Flow Information

	2008	2007	2006
Cash paid during the year for:
Interest	$1,068	1,389	1,800
Income taxes	11,683	7,500	3,103

Non-cash investing and financing activities:
Net assets from acquisitions:
Net working capital	$-	-	81
Property, plant and equipment	-	-	6
Goodwill	-	-	63
Total cash paid for acquisitions,
net of cash acquired	$-	-	150

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

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

The following table presents segment information as of and for the years ended December 31:

	2008	2007	2006
Net sales:
Educational	$178,946	178,170	170,861
Commercial	33,871	33,380	32,117
Net sales	$212,817	211,550	202,978
Gross profit:
Educational	$71,842	72,542	68,219
Commercial	13,905	13,489	12,867
Other cost of sales	(2,738)	(4,071)	(4,014)
Gross profit	$83,009	81,960	77,072

Other cost of sales primarily includes freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

In 2008, 2007 and 2006, respectively, $194,586, $193,887 and $184,943 of the Company’s revenues were derived from operations in the United States.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

The following table presents segment identifiable asset information as of December 31:

	2008	2007	2006
Identifiable assets:
Educational	$71,311	72,942	66,102
Commercial	6,743	6,099	5,929
Other corporate assets	75,222	70,394	61,290
Identifiable assets	$153,276	149,435	133,321

Educational assets include $13,649 and $14,413 of goodwill at December 31, 2008 and 2007, respectively.  Commercial assets include $63 of goodwill at each of December 31, 2008 and 2007.  Other corporate assets include cash, marketable securities, investments, deferred tax assets and property, plant and equipment, all of which service both the educational and commercial segments.

At December 31, 2008 and 2007, respectively, $138,786 and $133,368 of the Company’s assets were located in the United States.

(16)

Quarterly Data - (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31:

	2008
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$50,432	56,794	64,976	40,615	212,817
Gross profit	19,896	22,337	24,853	15,923	83,009
Earnings from operations	8,070	10,546	11,675	4,291	34,582
Net earnings	4,999	6,627	6,862	(9,850)	8,638
Preferred dividends	2,156	2,156	2,155	2,156	8,623
Net earnings applicable to
common stockholders	2,843	4,471	4,707	(12,006)	15

Earnings per common share:
Basic	$.16	.25	.26	(.67)	.00
Diluted	$.16	.25	.26	(.67)	.00

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President and Chief Financial Officer of the Company (its principal executive officer and principal financial and accounting officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K which will be filed with the SEC on or before April 30, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following financial statements (See Part II, Item 8) are filed as part of this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.  See Exhibit 99.1.

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2008, 2007 and 2006.  See Exhibit 99.1.

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

10.11*

Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and W. Phil Niemeyer, incorporated herein by reference to Exhibit 10.11 of The Aristotle Corporation Current Report on Form 8-K dated February 22, 2006.

10.12*

Supplemental Employee Retirement Plan Agreement dated as of January 1, 2006 by and between The Aristotle Corporation and Dean T. Johnson, incorporated herein by reference to Exhibit 10.12 of The Aristotle Corporation Current Report on Form 8-K dated February 22, 2006.

10.13*

Assignment and Assumption Agreement dated December 28, 2006 by and between Independence Holding Company, The Aristotle Corporation and Steven B. Lapin, incorporated herein by reference to Exhibit 10.13 of The Aristotle Corporation Current Report on Form 8-K dated January 3, 2007.

10.14*

Retirement Benefit Agreement dated September 30, 1991 between Independence Holding Company and Steven B. Lapin, incorporated herein by reference to Exhibit 10.14 of The Aristotle Corporation Current Report on Form 8-K dated January 3, 2007.

10.15*

Amendment No. 1 dated December 28, 2006 to Retirement Benefit Agreement between The Aristotle Corporation and Steven B. Lapin, incorporated herein by reference to Exhibit 10.15 of The Aristotle Corporation Current Report on Form 8-K dated January 3, 2007.

10.16

Amendment No. 1 to Credit Agreement dated as of February 26, 2008 by and among The Aristotle Corporation, Johnson Bank and JPMorgan Chase Bank, N.A., as LC Issuer and as Agent, incorporated herein by reference to Exhibit 10.16 of The Aristotle Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.17*

Form of Incentive Unit Agreement (for employees), incorporated herein by reference to Exhibit 10.17 of

The Aristotle Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

10.18*

Form of Incentive Unit Agreement (for directors), incorporated herein by reference to Exhibit 10.18 of The Aristotle Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

10.19*

Amendment No. 2 dated December 31, 2008 to Retirement Benefit Agreement between The Aristotle Corporation and Steven B. Lapin, incorporated herein by reference to Exhibit 10.19 of The Aristotle Corporation Current Report on Form 8-K dated January 2, 2009.

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
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of this Report.  See page 61 of the Annual Report on this Form 10-K of which this Exhibit Index is a part.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

* This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2009

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  March 26, 2009

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

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	March 26, 2009
Steven B. Lapin

/s/ Dean T. Johnson	Senior Vice President and Chief Financial Officer	March 26, 2009
Dean T. Johnson

/s/ Ira R. Harkavy	Director	March 26, 2009
Ira R. Harkavy

/s/ John Lahey	Director	March 26, 2009
John Lahey

/s/ Donald T. Netter	Director	March 26, 2009
Donald T. Netter

/s/ Edward Netter	Director	March 26, 2009
Edward Netter

/s/ W. Phil Niemeyer	Executive Vice President and Director	March 26, 2009
W. Phil Niemeyer

/s/ James G. Tatum	Director	March 26, 2009
James G. Tatum

/s/ Roy T.K. Thung	Director	March 26, 2009
Roy T.K. Thung

/s/ John A. Whritner	Director	March 26, 2009
John A. Whritner

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2008, 2007 and 2006.