Form 10-K/A
period 2008-12-31
ARISTOTLE CORP
filed 2009-04-15
CIK 790071

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2009

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

As of March 31, 2008, 17,962,875 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

EXPLANATORY NOTE

The registrant is filing this amendment (“Amendment No. 1”) to Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2009.  The registrant is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K, that is required to be filed with the SEC within 120 days after the registrant’s fiscal year ended December 31, 2008.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant is including with this Amendment No. 1 certain currently dated certifications required by Part III, Item 15, and an amended Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2008, which has been modified to correct certain non-material typographical errors.  No other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

The Exhibit index is located on page 19 of this filing.

FORM 10-K/A CROSS REFERENCE INDEX

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Set forth below are the names of each member of the Board of Directors of The Aristotle Corporation (together with its subsidiaries, the “Company”), their ages at March 31, 2009, the periods during which each served as a director and the positions currently held with the Company.  Following the table is biographical information about each director, including each director’s principal occupation or employment.

Name	Age	Director of the Company Since	Positions Held with the Company

Ira R. Harkavy	60	2005	Director
John L. Lahey	62	1999	Director
Steven B. Lapin	63	1998	Director, President and Chief Operating Officer
Donald T. Netter	47	2002	Director
Edward Netter	76	1998	Director, Non-executive Chairman
W. Phillip Niemeyer	63	2008	Director, Executive Vice President and President-Nasco Division
James G. Tatum	67	2002	Director
Roy T.K. Thung	65	2002	Director
John A. Whritner	73	2005	Director

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

JAMES G. TATUM, C.F.A., is a registered investment advisor and the sole proprietor of J. Tatum Capital, LLC in Birmingham, Alabama.  He has been a registered investment advisor for more than the past five years, managing funds primarily for individual and trust clients.  Mr. Tatum has been a Chartered Financial Analyst for more than twenty-five years.  Mr. Tatum is a director of IHC.

ROY T.K. THUNG has served as Chief Executive Officer and President of IHC for more than the past five years.  He has been the Executive Vice President of Geneve for more than the past five years.  Mr. Thung has served as a director of AMIC since July 2002 and as the Chief Executive Officer and President of AMIC since November 2002.

JOHN A. WHRITNER is a retired school administrator.  Dr. Whritner spent more than forty years in the education field including as a teacher and school administrator, and as the Superintendent of Schools in East Lyme, Connecticut, Grosse Pointe, Michigan, and Greenwich, Connecticut.  For more than five years following his retirement as a school administrator, Dr. Whritner was a Senior Associate with Hazard, Young, Attea & Associates, a school superintendent search firm.  Dr. Whritner was a director of Nasco from April 1998 until the Merger.

EXECUTIVE OFFICERS

The following table sets forth the names of the Company’s executive officers who are not directors (“Named Officers”), their ages at March 31, 2009, and their positions currently held with the Company.  The Named Officers and Messrs. Lapin and Niemeyer (Messrs. Lapin and Niemeyer and the Named Officers are hereinafter collectively referred to as the “named executive officers”) serve as executive officers of the Company at the discretion of the Board of Directors.  The Company has not entered into employment agreements with any of the named executive officers.

Name	Age	Positions Held with the Company

Dean T. Johnson	53	Senior Vice President and Chief Financial Officer, and Chief Financial Officer-Nasco Division
Brian R. Schlier	54	Vice President-Taxation
H. William Smith	46	Vice President, General Counsel and Secretary

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, to file with the SEC and any national securities exchange on which these securities are registered, initial reports of beneficial ownership and reports of changes in beneficial ownership of equity securities of the Company.  Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent (10%) beneficial owners were complied with for the fiscal year ended December 31, 2008.

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

The Compensation Committee meets at least one time per year, and more often as the members of the Compensation Committee deem appropriate.  The Compensation Committee operates under a written Compensation Committee Charter, a copy of which was attached as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, and as an exhibit to the Company’s proxy statement dated June 29, 2007.  The Compensation Committee met three times in 2008.

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

Equity Awards/Long-Term Incentive Compensation

The Company’s 2002 Plan provides the opportunity for the Compensation Committee to award stock options or restricted stock grants to, among others, the Company’s named executive officers.  Stock options were granted in 2002 and 2003 and were intended to motivate future superior performance, align the interests of the named executive officers with those of the Company’s stockholders and retain the named executive officers through the term of the awards.  All of the stock options previously granted to the Company’s named executive officers were exercised shortly prior to their expiration.  There are currently no stock options outstanding which are held by the Company’s named executive officers.  The Company has not issued any restricted stock grants under the 2002 Plan.  No stock options were granted to the named executive officers under the 2002 Plan in 2008.  The Company does not currently plan to make any future awards of stock options or restricted stock under the 2002 Plan.

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

During 2008, the Company incurred a total expense of $378,000 for all SERPA.  The Company incurred compensation expense for Messrs. Niemeyer and Johnson of $87,000 and $42,000, respectively, in connection therewith.  At December 31, 2008, the amount payable under all SERPA was $612,000.  At December 31, 2008, the amounts payable under the SERPA for Messrs. Niemeyer and Johnson were $209,000 and $92,000, respectively.

On December 28, 2006, the Company assumed the obligations of IHC, an affiliate of the Company, under a retirement benefit agreement (the “Retirement Agreement”) for the benefit of Mr. Lapin.  Mr. Lapin had originally entered into the Retirement Agreement on September 30, 1991; the Retirement Agreement related to services previously provided by Mr. Lapin to IHC.  Pursuant to the terms of the Retirement Agreement, Mr. Lapin was entitled to receive a cash payment of $1,174,750 on September 3, 2007, or at the termination of his employment with the Company prior to September 3, 2007 in an amount set forth in a time-adjusted payment schedule.  Following the assignment of the Retirement Agreement, the Company and Mr. Lapin entered into Amendment No. 1 to the Retirement Agreement whereby its term was extended until September 3, 2010, and the total potential payment thereunder was increased to $1,399,146, based on additional years of service to the Company by Mr. Lapin.  On December 31, 2008, the Company and Mr. Lapin entered into Amendment No. 2 to the Retirement Agreement pursuant to which the Company and Mr. Lapin agreed that, among other things, the Retirement Agreement will continue in effect until Mr. Lapin’s separation from service with the Company, death or disability.

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

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the Company’s deductions for compensation paid to the named executive officers to $1.0 million unless certain requirements are met.  The policy of the Compensation Committee with respect to Section 162(m) is to establish and maintain a compensation program which will optimize the deductibility of compensation.  The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee’s need to respond to changing business conditions or by an executive officer’s individual performance, to authorize compensation which may not, in a specific case, be fully deductible by the Company.  No named executive officer received compensation in 2008 in excess of the $1 million limitation provided by Section 162(m) of the Code.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis, and discussed the Analysis with the Company’s management.  Based on that review and analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Amendment No. 1 to the Company’s 2008 Annual Report on Form 10-K.

The foregoing report is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Ira R. Harkavy

James G. Tatum

John A. Whritner

Dated:  April 15, 2009

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid for the years 2008, 2007 and 2006 to each of the principal executive officer, the principal financial officer and the other named executive officers of the Company whose total compensation exceeds $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Steven B. Lapin	2008	267,800	20,000	-	-	-	71,893	6,900	366,593
President and	2007	260,000	80,000	-	-	-	69,185	6,750	415,935
Chief Operating Officer	2006	250,000	80,000	-	-	-	-	6,600	336,600

W. Phillip Niemeyer Executive Vice President, and President-Nasco Division	2008	245,217	30,000	-	-	-	199,276	949	475,442
	2007	220,500	80,000	-	-	-	102,915	927	404,342
	2006	210,000	80,000	-	-	-	113,311	927	404,238
				-	-	-
Dean T. Johnson Senior Vice President and Chief Financial Officer, and Chief Financial Officer- Nasco Division	2008	185,217	22,500	-	-	-	73,619	949	282,285
	2007	162,600	60,000	-	-	-	30,634	927	254,161
	2006	155,000	60,000	-	-	-	31,143	927	247,070
H. William Smith Vice President, General Counsel and Secretary	2008	155,324	12,500	-	-	-	-	6,900	174,724
	2007	150,800	50,000	-	-	-	-	6,750	207,550
	2006	145,000	50,000	-	-	-	-	6,600	201,600

(1)

Amounts reflect the increase during 2008, 2007 and 2006, respectively, in the actuarial present values of Messrs. Niemeyer’s and Johnson’s accumulated benefits under the Company’s Pension Plan and the present value of their SERPA as follows: Mr. Niemeyer – in 2008, $111,846 in pension benefits and $87,430 in SERPA, in 2007, $42,844 in pension benefits and $60,071 in SERPA, and in 2006, $51,626 in pension benefits and $61,685 in SERPA; and Mr. Johnson – in 2008, $32,106 in pension benefits and $41,513 in SERPA, in 2007, $2,919 in pension benefits and $27,715 in SERPA, and in 2006, $8,634 in pension benefits and $22,508 in SERPA.  Amounts for Mr. Lapin reflect the increase in benefits payable pursuant to the Retirement Agreement.

(2)

Amounts reflect payments for term life, AD&D and disability insurance for Messrs. Niemeyer and Johnson.  Amounts for Messrs. Lapin and Smith reflect Company matching payments for contributions made by the named executive officer to the Company’s 401(k) savings plan.

OUTSTANDING EQUITY AWARDS AS OF THE FISCAL YEAR-ENDED DECEMBER 31, 2008

All of the stock options previously issued to the Company’s named executive officers under the 2002 Plan have been exercised.  There are currently no stock options outstanding which are held by the named executive officers.  The Company does not currently plan to make any future awards of stock options or restricted stock under the 2002 Plan.

PENSION BENEFITS

The following table sets forth information related to the Company’s Pension Plan with respect to certain of the Company’s named executive officers.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($) (1)	Payments During Last Fiscal Year ($)
Steven B. Lapin (2)	-	-	-	-

W. Phillip Niemeyer	The Aristotle Corporation Pension Plan	35.0	1,185,928	-

Dean T. Johnson	The Aristotle Corporation Pension Plan	13.0	221,511	-

H. William Smith (2)	-	-	-	-

(1)

Prior to December 31, 2005, the Company had a non-contributory defined benefit pension plan covering a significant number of its employees, including Messrs. Niemeyer and Johnson.  On December 31, 2005, the Company froze the plan benefits under the Pension Plan for all hourly employees and certain salaried employees, including Messrs. Niemeyer and Johnson.  The Pension Plan continues in effect for certain other salaried employees.  Assumptions used to determine the pension plan benefits are disclosed in Note 11(a) of the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008

(2)

Messrs. Lapin and Smith are not eligible to participate in the Pension Plan.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information related to nonqualified deferred compensation with respect to certain of the Company’s named executive officers.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE ($)
Steven B. Lapin	-	71,893	-	-	1,270,115 (1)

W. Phillip Niemeyer	-	87,430	-	-	209,186 (2)

Dean T. Johnson	-	41,513	-	-	91,736 (2)

H. William Smith	-	-	-	-	-

(1)

On December 28, 2006, the Company assumed the obligations of IHC under the Retirement Agreement.  Pursuant to the terms of the Retirement Agreement, Mr. Lapin was entitled to receive a cash payment of $1,174,750 on September 3, 2007, or at the termination of his employment with the Company prior to September 3, 2007 in an amount set forth in a time-adjusted payment schedule.  IHC paid the Company $1,129,037 in connection with the assignment of the Retirement Agreement.  Following the assignment of the Retirement Agreement, the Company and Mr. Lapin entered into Amendment No. 1 to the Retirement Agreement whereby its term was extended until September 3, 2010, and the total potential payment thereunder was increased to $1,399,146, based on additional years of service to the Company by Mr. Lapin.  On December 31, 2008, the Company and Mr. Lapin entered into Amendment No. 2 to the Retirement Agreement pursuant to which the Company and Mr. Lapin agreed that, among other things, the Retirement Agreement will continue in effect until Mr. Lapin’s separation from service with the Company, death or disability.  The amount reflected for Mr. Lapin represents the increase during the 2008 fiscal year in the value of the benefit payable under the Retirement Agreement.

(2)

On February 22, 2006, following the freezing of the Pension Plan, the Company entered into the SERPA with Messrs. Niemeyer and Johnson.  The SERPA, which are effective as of January 1, 2006, provide certain retirement benefits based upon Messrs. Niemeyer’s and Johnson’s average annual wages and years of service (as defined in the SERPA).  Benefits under the SERPA generally accrue from the effective date thereof through the earlier of Messrs. Niemeyer’s and Johnson’s retirement, disability or termination of employment with the Company.  The benefits payable under the SERPA replace, on an equivalent basis, those which otherwise would have been payable to Messrs. Niemeyer and Johnson under the Pension Plan.  The amounts reflected for Messrs. Niemeyer and Johnson represent the increases during the 2008 fiscal year in their respective SERPA.

COMPENSATION OF DIRECTORS

Each of the independent members of the Board of Directors, Messrs. Harkavy, Lahey, Tatum and Whritner, received an annual retainer of $15,000 in the year ended December 31, 2008.  The Chairperson of the Audit Committee, Mr. Tatum, received an additional annual retainer of $5,000.  In addition to the retainer, the independent members of the Board of Directors received $500 for each board or committee meeting attended.  Effective as of July 1, 2007, the Board of Directors appointed Mr. Edward Netter as Non-executive Chairman and set the annual retainer for such position at $225,000; Mr. Edward Netter received $225,000 in the year ended December 31, 2008 for service as Non-executive Chairman.

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

The following table summarizes compensation paid to the Company’s directors during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($) (1)
Ira R. Harkavy (2)	18,000	-	-	-	-	-	18,000
John L. Lahey (3)	19,000	-	-	-	-	-	19,000
Steven B. Lapin (4)	-	-	-	-	-	-	-
Donald T. Netter (5)	-	-	-	-	-	-	-
Edward Netter (6)	225,000	-	-	-	-	-	225,000
W. Phillip Niemeyer (7)	-	-	-	-	-	-	-
James G. Tatum (8)	26,000	-	-	-	-	-	26,000
Roy T.K. Thung (5)	-	-	-	-	-	-	-
John A. Whritner (9)	21,000	-	-	-	-	-	21,000

(1)

The Company reimburses all directors for out-of pocket expenses incurred in connection with attendance at Board and standing committee meetings.  The amount of such reimbursement is not included in this column.

(2)

Includes $15,000 as payment of the annual director retainer, and $3,000 for attendance at regular meetings of the Board of Directors and standing committees thereof.

(3)

Includes $15,000 as payment of the annual director retainer, and $4,000 for attendance at regular meetings of the Board of Directors and standing committees thereof.

(4)

As President and Chief Operating Officer of the Company, Mr. Lapin is not entitled to any compensation as a member of the Board of Directors.

(5)

Messrs. Donald Netter and Thung, due to their positions with Geneve, waived their rights to compensation as directors of the Company for the year ended December 31, 2008.

(6)

Mr. Edward Netter received the annual retainer of $225,000 in the year ended December 31, 2008 for services as Non-executive Chairman.

(7)

Mr. Niemeyer was appointed to the Board of Directors in March 2008.  As the Executive Vice President of the Company, and President-Nasco Division, Mr. Niemeyer was not entitled to any compensation as a member of the Board of Directors.

(8)

Includes $15,000 as payment of the annual director retainer, $5,000 for service as the Chairperson of the Audit Committee, and $6,000 for attendance at regular meetings of the Board of Directors and standing committees thereof.

(9)

Includes $15,000 as payment of the annual director retainer, and $6,000 for attendance at regular meetings of the Board of Directors and standing committees thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Harkavy, Tatum and Whritner are the current members of the Compensation Committee.  No member of the Compensation Committee has ever been an officer or employee of the Company.  During 2008, (i) no executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Compensation Committee; and (ii) no executive officer of the Company served as a member of a compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2009 regarding beneficial ownership of the Company’s Common Stock by:

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

5% Stockholders, Directors and Executive Officers	Number of Shares of Common Stock Beneficially Owned		Percent of Class(1)
5% Stockholders:
Geneve Corporation (2)	16,279,971		90.6%

Directors:
Ira R. Harkavy	3,500	(3)	*
John L. Lahey	4,898	(4)	*
Steven B. Lapin	195,665	(5)	1.1%
Donald T. Netter	-	(6)	*
Edward Netter	16,279,971	(7)	90.6%
W. Phillip Niemeyer	60,000	(8)	*
James G. Tatum	10,429	(9)	*
Roy T.K. Thung	-	(10)	*
John A. Whritner	3,900	(11)	*

Named Officers:
Dean T. Johnson	20,000	(12)	*
Brian R. Schlier	15,000	(13)	*
H. William Smith	10,000	(14)	*

All Executive Officers and Directors as a Group (12 persons)	16,605,363		92.4%

* Less than 1%

(1)

Based on 17,962,875, shares of Common Stock outstanding as of March 31, 2009.

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

(3)

Consists of 3,500 shares of Common Stock subject to options granted to Mr. Harkavy which are exercisable within 60 days after March 31, 2009.

(4)

Consists of 3,898 shares of Common Stock, and 1,000 shares of Common Stock subject to options granted to Mr. Lahey which are exercisable within 60 days after March 31, 2009.

(5)

Consists of 195,665 shares of Common Stock.  Does not include any shares beneficially owned by Geneve.

(6)

Does not include any shares beneficially owned by Geneve.

(7)

Consists of 16,279,971 shares of Common Stock beneficially owned by Geneve.  Mr. Netter disclaims beneficial ownership of these shares.

(8)

Consists of 60,000 shares of Common Stock.

(9)

Consists of 9,429 shares of Common Stock, and 1,000 shares of Common Stock subject to options granted to Mr. Tatum which are exercisable within 60 days after March 31, 2009.

(10)

Does not include any shares beneficially owned by Geneve.

(11)

Consists of 3,400 shares of Common Stock, and 500 shares of Common Stock subject to options granted to Dr. Whritner which are exercisable within 60 days after March 31, 2009.

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

Related Party Transactions

The Company and Geneve operate under cost-sharing arrangements pursuant to which certain administrative items, such as certain executive officer compensation and benefits, are allocated between the companies.  During 2008, the Company accrued and paid to Geneve approximately $1.1 million under such arrangements.  Included in these amounts is consideration, at prevailing rates, paid by the Company to Geneve for the Company’s use of office space and related services at Geneve’s corporate headquarters.  In addition, certain directors, officers and/or employees of the Company or its subsidiaries, who are also directors, officers and/or employees of Geneve, received compensation and benefits from Geneve for services rendered thereto since January 1, 2008.

The Company (including certain qualifying domestic subsidiaries) is included in the Federal income tax return and certain State income tax returns of Geneve.  The provision for income taxes for the Company is determined on a separate return basis in accordance with the terms of a tax sharing agreement with Geneve, and payments for Federal and certain State income taxes are made to Geneve.  The Company made income tax payments to Geneve under such arrangement of $9.7 million in 2008.

The Company has invested in an investment limited partnership, the general partner of which is an affiliate of the Company.  Equity earnings (losses) from this investment in the limited partnership amounted to ($16.1 million), $1.6 million and $1.7 for 2008, 2007 and 2006, respectively.

The Company has invested in another investment limited partnership, the general partner of which is the affiliate of the Company.  Equity losses from this investment were $2.7 million and $7.0 thousand for 2008 and 2007, respectively.

None of the Company's affiliates received material compensation in connection with such investment activities.

On December 31, 2008, the Company and Mr. Lapin entered into Amendment No. 2 to the Retirement Agreement pursuant to which the Company and Mr. Lapin agreed that, among other things, the Retirement Agreement will continue in effect until Mr. Lapin’s separation from service with the Company, death or disability.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth aggregate fees for professional services billed to the Company in the years ended December 31, 2008 and 2007 by KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm.

	2008	2007

Audit fees (1)	$239,400	$228,000
Audit related fees (2)	39,100	36,400
Tax fees (3)	77,100	-
All other fees	-	13,800
	$355,600	$278,200

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

(2)

Audit related fees consist of fees billed to the Company by KPMG for professional services for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements for 2008 and 2007.  These services include employee benefit plan audits, and a review of the annual financial statements of a subsidiary prepared on a stand-alone basis.

(3)

Tax fees consist of fees billed to the Company by KPMG for tax advisory services related to the Company’s compliance with certain sections of the Internal Revenue Code.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Audit Committee approved and adopted pre-approval policies and procedures for non-audit services proposed to be performed by the Company’s independent auditors.  The policies and procedures were implemented in 2002.  Departmental requests for non-audit services are reviewed by management and are forwarded to the Chairperson of the Audit Committee for pre-approval.  In addition, the Audit Committee reviewed the professional fees billed by KPMG, and determined that the provision of non-audit services was compatible with the maintenance of the auditors’ independence.  All non-audit services billed to the Company by KPMG in 2008 were pre-approved by the Audit Committee.

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

10.1 (a)*

The Aristotle Corporation 2002 Employee, Director and Consultant Stock Plan, as amended, incorporated herein by reference to Exhibit 10.1(a) of The Aristotle Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

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

10.17*

Form of Incentive Unit Agreement (for employees), incorporated herein by reference to Exhibit 10.16 of The Aristotle Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

10.18*

Form of Incentive Unit Agreement (for directors), incorporated herein by reference to Exhibit 10.16 of The Aristotle Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

10.19

Amendment No. 2 dated December 31, 2008 to Retirement Benefit Agreement between The Aristotle Corporation and Steven B. Lapin, incorporated herein by reference to Exhibit 10.19 of The Aristotle Corporation’s Current Report on Form 8-K dated January 2, 2009.

14.1

Code of Ethics for Principal Executive Officer and Senior Financial Officers, incorporated herein by reference to Exhibit 14.1 of The Aristotle Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

14.2	Corporate Code of Business Conduct and Ethics, incorporated herein by reference to Exhibit 14.2 of The Aristotle Corporation’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.
21	Subsidiaries of the Company. **
23	Consent of Independent Registered Public Accounting Firm. **
24

Powers of Attorney, executed by certain officers of the Company and the individual members of the Board of Directors, authorizing such officers of the Company to file amendments to this Report, are located on the signature page of The Aristotle Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  See page 61 of The Aristotle Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. **

31.1	Rule 13a-14(a)/15d-14(a) Certifications. ***
31.2	Rule 13a-14(a)/15d-14(a) Certifications. ***
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006..***

*

This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

**

Filed with The Aristotle Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

***

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2009

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  April 15, 2009

/s/ Dean T. Johnson

Dean T. Johnson

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Steven B. Lapin	President, Chief Operating Officer and Director	April 15, 2009
Steven B. Lapin

*	Director	April 15, 2009
Ira R. Harkavy

*	Director	April 15, 2009
John L. Lahey

*	Director	April 15, 2009
Donald T. Netter

*	Director	April 15, 2009
Edward Netter

*	Executive Vice President and Director	April 15, 2009
W. Phillip Niemeyer

*	Director	April 15, 2009
James G. Tatum

*	Director	April 15, 2009
Roy T.K. Thung

*	Director	April 15, 2009
John A. Whritner

* By: /s/ Steven B. Lapin

Steven B. Lapin

Attorney-in-Fact

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II – Valuation and Qualifying Accounts for the Years ended December 31, 2008, 2007 and 2006.