Form 10-Q
period 2009-03-31
ARISTOTLE CORP
filed 2009-05-13
CIK 790071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

  Accelerated filer [ ]

Non-accelerated filer [X]

  Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 10, 2009, 17,962,875 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited),
	December 31, 2008 and March 31, 2008 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three Months
	ended March 31, 2009 and 2008 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three
	Months ended March 31, 2009 and 2008 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T.	Controls and Procedures	18

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	March 31, 2009	December 31, 2008	March 31, 2008
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$14,807	15,290	4,514
Marketable securities	4,160	4,437	3,305
Investments	2,840	2,876	19,277
Accounts receivable, net	16,705	14,048	20,481
Inventories	45,076	44,653	44,156
Prepaid expenses and other	6,619	8,542	7,318
Income tax receivable	3,272	5,396	283
Deferred income taxes	4,662	4,644	1,910
Total current assets	98,141	99,886	101,244

Property, plant and equipment, net	27,407	27,808	28,193

Goodwill	13,588	13,712	14,338
Deferred income taxes	6,668	6,668	5,646
Investments	4,318	4,318	4,319
Other assets	964	884	518
Total assets	$151,086	153,276	154,258

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$292	294	302
Trade accounts payable	7,675	9,576	8,632
Accrued expenses	12,206	11,641	6,100
Accrued dividends payable	-	2,156	-
Total current liabilities	20,173	23,667	15,034

Long-term debt, less current installments	10,293	10,364	16,083
Long-term pension obligations	5,684	5,891	2,704
Other long-term accruals	2,474	2,467	2,439

Stockholders’ equity:
Preferred stock, Series I, 11% cumulative, $6.00 stated value, $.01 par value;
2,400,000 shares authorized; 1,081,427 shares issued and outstanding	6,489	6,489	6,489
Preferred stock, Series J, 12% cumulative, $6.00 stated value, $.01 par value;
11,200,000 shares authorized; 10,984,971 shares issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized; 17,962,875,
17,962,875 and 17,962,205 shares issued and outstanding at
March 31, 2009, December 31, 2008 and March 31, 2008, respectively	180	180	180
Additional paid-in capital	7,690	7,690	7,674
Retained earnings	36,970	34,979	37,807
Accumulated other comprehensive income (loss)	(4,627)	(4,211)	88
Total stockholders’ equity	112,462	110,887	117,998
Total liabilities and stockholders’ equity	$151,086	153,276	154,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$46,301	50,432
Cost of sales	27,482	30,536
Gross profit	18,819	19,896

Selling and administrative expense	11,939	11,826
Earnings from operations	6,880	8,070

Other (expense) income:
Interest expense	(194)	(288)
Other, net	(100)	232
	(294)	(56)
Earnings before income taxes	6,586	8,014

Income tax expense (benefit):
Current	2,493	2,328
Deferred	(54)	687
	2,439	3,015
Net earnings	4,147	4,999

Preferred dividends	2,156	2,156
Net earnings applicable to common stockholders	$1,991	2,843

Earnings per common share:
Basic	$.11	.16
Diluted	$.11	.16

Weighted average common shares outstanding:
Basic	17,962,875	17,961,040
Diluted	17,962,875	17,973,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$4,147	4,999
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
Depreciation and amortization	506	474
Stock option compensation	-	5
(Earnings) loss in equity method investment	36	(127)
Excess tax benefits from stock-based compensation	-	(29)
Impairment loss on marketable securities	174	-
Deferred income taxes	(56)	557
Change in assets and liabilities:
Accounts receivable	(2,657)	(4,850)
Inventories	(423)	(1,859)
Prepaid expenses and other	4,047	2,010
Other assets	39	62
Trade accounts payable	(1,901)	(1,868)
Accrued expenses and other liabilities	421	(1,100)
Accrued pension obligations	(207)	(240)
Net cash provided by (used in) operating activities	4,126	(1,966)

Cash flows from investing activities:
Purchases of property, plant and equipment	(231)	(1,327)
Purchases of investments	-	(1,010)
Net cash used in investing activities	(231)	(2,337)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	7,500
Principal payments on long-term debt	(73)	(75)
Proceeds from issuance of stock under stock option plans	-	90
Changes in other long-term accruals	7	10
Preferred dividends paid	(4,312)	(4,312)
Net cash provided by (used in) financing activities	(4,378)	3,213

Net decrease in cash and cash equivalents	(483)	(1,090)

Cash and cash equivalents at beginning of period	15,290	5,604
Cash and cash equivalents at end of period	$14,807	4,514

Supplemental cash flow information:
Cash paid during periods for:
Interest	$194	286
Income taxes	$363	2,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and affiliated entities held approximately 90% of Aristotle’s voting power at March 31, 2009 and 2008.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2009 and 2008 and results of operations and cash flows for the three months ended March 31, 2009 and 2008, as applicable, have been made.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

4.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP No. 132(R)-1”).  FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures required by FSP No. 132(R)-1 are effective for the Company’s financial statements issued for 2009.  The adoption of FSP No. 132(R)-1 did not have a material impact on the Company’s financial position or results of operations.

In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements.  The effective date of SFAS No. 162 was 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 did not have a material impact on the Company’s financial position or results of operations.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities, and their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 requires disclosure of objectives and strategies for derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and disclosure of contingent derivative features that are credit-risk related, and requires cross referencing within footnotes if the required disclosures are presented in more than one footnote.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for recognition and measurement in the Company’s financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  SFAS No. 141R also establishes disclosure requirements which will enable readers to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of SFAS No. 141R to the accounting treatment of business acquisitions completed after December 31, 2008.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of stockholders’ equity.  The presentation and disclosure provisions of SFAS No. 160 are required to be applied on a retrospective basis.  SFAS No. 160 is effective for the Company beginning on January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS No. 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13, and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement No. 13 (“FSP 157-1”).  FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address lease transactions.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  In October 2008, FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an example to illustrate key considerations in determining the fair

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

value of a financial asset when the market for that financial asset is not active.  In April 2009, FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orders (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, FASB issued Staff Position 107-1, Interim Disclosures about Fair Value of Assets (“FSP 107-1”).  FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim periods.  FSP 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not anticipate that the adoption of FSP 107-1 will have a material impact on the Company’s financial position or results of operations.

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

6.

Marketable Securities

The Company invests in marketable securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income (loss) within Stockholders’ Equity.  The Company did not make any additional investments in marketable securities during the quarter ended March 31, 2009.

The carrying value of the marketable equity securities at March 31, 2009 was $4.2 million.  Net unrealized loss, net of tax, included in accumulated other comprehensive income (loss) was $.1 million, $.1 million and $.2 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  In the quarter ended March 31, 2009, the Company recognized $.2 million of losses related to marketable securities which were determined to be other than temporary.

7.

Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The assets of this limited partnership are managed exclusively by a non-affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income, net, within the Consolidated Statements of Earnings.  For the three months ended March 31, 2009 and 2008, equity earnings amounted to less than $.1 million and $.2 million, respectively.  At March 31, 2009, December 31, 2008 and March 31, 2008, the net book value (and estimated fair value) of this investment was less than $.1 million, less than $.1 million and $16.4 million, respectively.  The assets of this limited partnership were invested in cash equivalents at each of March 31, 2009 and December 31, 2008.  At March 31, 2008, the assets of this limited partnership were invested in Treasury bills.

The Company has invested in another limited partnership, the general partner of which is an affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

accounted for under the equity method of accounting.  For the three months ended March 31, 2009 and 2008, the Company invested $0 million and $1.0 million, respectively, in this limited partnership.  For each of the three months ended March 31, 2009 and 2008, equity loss amounted to less than $.1 million.  At March 31, 2009, December 31, 2008 and March 31, 2008, the net book value (and estimated fair value) of this investment was $2.8 million, $2.9 million and $2.9 million, respectively.

The Company has invested $4.3 million to acquire a 4.6% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  The Company accounts for this investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At March 31, 2009, December 31, 2008 and March 31, 2008, the accrued and unpaid preferred return was $.6 million, $.5 million and $.2 million, respectively.

8.

Inventories

The classification of inventories is as follows (in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008

Raw materials	$6,582	7,325	7,313
Work in process	2,886	2,078	1,784
Finished goods	37,237	36,965	36,517
Less inventory reserves	(1,629)	(1,715)	(1,458)
Net inventories	$45,076	44,653	44,156

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

9.

Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the three months ended March 31 are as follows (in thousands):

	2009	2008
Balance at January 1	$110,887	115,681
Net earnings	4,147	4,999
Exercise of stock options, including related
tax benefit of $29 for 2008	-	90
Stock option compensation	-	5
Other comprehensive earnings:
Retirement benefit adjustment, net of tax	127	75
Unrealized investment loss, net of tax	(62)	(204)
Foreign currency translation adjustment	(481)	(492)
Preferred dividends	(2,156)	(2,156)
Balance at March 31	$112,462	117,998

Comprehensive earnings for the three months ended March 31 are as follows (in thousands):

	2009	2008
Net earnings	$4,147	4,999
Retirement benefit adjustment, net of tax	127	75
Unrealized investment loss, net of tax	(62)	(204)
Foreign currency translation adjustment	(481)	(492)
Comprehensive earnings	$3,731	4,378

10

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

A summary of option activity during the three months ended March 31, 2009 is presented below:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2008	48,875	$6.65
Granted	-	-
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2009	48,875	6.65	.83	$-
Exercisable at March 31, 2009	48,875	6.65	.83	-

No options were granted during each of the three months ended March 31, 2009 and 2008.  There were no stock options exercised during the three months ended March 31, 2009.  The intrinsic value of options exercised during the three months ended March 31, 2008 totaled less than $.1 million.  Cash received from option exercises during the three months ended March 31, 2008 totaled $.1 million.

No nonvested options were outstanding at March 31, 2009 or December 31, 2008.

At March 31, 2009, there were no unrecognized compensation costs related to options.  No options vested during the three months ended March 31, 2009.

Stock option compensation recognized within the Condensed Consolidated Statements of Earnings was $0 and less than $.1 million for the three months ended March 31, 2009 and 2008, respectively.

11.

Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.2 million and $.3 million to the pension plan for the three months ended March 31, 2009 and March 31, 2008, respectively.  The Company expects to contribute $1.4 million to the pension plan in 2009.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

The following table presents the components of net periodic benefit cost for the three months ended March 31 (in thousands):

	2009	2008

Service cost	$81	81
Interest cost	250	213
Expected return on plan assets	(198)	(203)
Recognized net actuarial loss	210	125
Net periodic benefit cost	$343	216

12.

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

The estimated fair values (and carrying amounts) of the Company’s invested assets as of March 31, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable securities	$4,160	-	-	4,160

The Company’s investments in limited partnerships of $2.8 million at March 31, 2009 are accounted for under the equity method of accounting, and, therefore, are not within the scope of SFAS No. 157.

13.

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

March 31, 2009

(Unaudited)

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

The following table presents segment information for the three months ended March 31 (in thousands):

	2009	2008
Net sales:
Educational	$38,589	41,774
Commercial	7,712	8,658
Net sales	$46,301	50,432
Gross profit:
Educational	$16,091	17,343
Commercial	3,346	3,523
Other costs of sales	(618)	(970)
Gross profit	$18,819	19,896

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of March 31, 2009, December 31, 2008 and March 31, 2008 (in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Identifiable assets:
Educational	$73,713	70,894	74,744
Commercial	6,264	6,743	6,506
Other corporate assets	71,109	75,639	73,008
Identifiable assets	$151,086	153,276	154,258

Educational assets include $13.5 million, $13.6 million and $14.2 million of goodwill at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Commercial assets included $.1 million of goodwill at each of March 31, 2009, December 31, 2008 and March 31, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through more than 50 separate catalogs.

The following is a summary of key events for the three months ended March 31, 2009:

▪

decrease in net sales of 8.2% in the first quarter of 2009, as compared to the same period in 2008;

▪

decrease in gross profit of 5.4% in the first quarter of 2009, as compared to the same period in 2008;  the gross profit margin increased to 40.6% in 2009 from 39.5% for the comparable period in 2008;

▪

decrease of 17.8% in earnings before income taxes to $6.6 million in the first quarter of 2009, as compared to $8.0 million in the same period in 2008;

▪

an impairment to marketable securities of $.2 million was charged against earnings before taxes in the first quarter ended March 31, 2009 related to other-than-temporary losses in market value;

▪

decrease of 30.0% in net earnings applicable to common stockholders to $1.9 million in the first quarter of 2009, as compared to $2.8 million in the same period in 2008; diluted earnings per common share were $.11 in the first quarter of 2009, compared to $.16 in the comparable period in 2008;

▪

aggregate investment in marketable securities was $4.2 million at March 31, 2009, compared to $3.3 million invested in marketable securities at March 31, 2008; no additional investments in marketable securities were made in the quarters ended March 31, 2009 or 2008;

▪

semi-annual dividend payments were made on March 31, 2009 totaling $4.3 million on the Company’s Series I Preferred Stock and Series J Preferred Stock, of which $2.2 million was accreted during the first quarter of 2009.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three months ended March 31, 2009 and 2008 and (ii) the percentage change in those reported items between the comparable quarterly periods in 2009 and 2008:

	% of Net Sales		Balance
	2009	2008	% Change

Net sales	100.0%	100.0%	(8.2)%
Cost of sales	59.4	60.5	(10.0)
Gross profit	40.6	39.5	(5.4)

Selling and administrative expense	25.8	23.4	1.0
Earnings from operations	14.8	16.1	(14.7)

Other (expense) income:
Interest expense	(.4)	(.6)	(32.6)
Other, net	(.2)	.5	**
	(.6)	(.1)	**
Earnings before income taxes	14.2	16.0	(17.8)

Income taxes:
Current	5.4	4.6	7.1
Deferred	(.1)	1.4	(107.9)
	5.3	6.0	(19.1)
Net earnings	8.9%	10.0%	(17.0)

**  not meaningful

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Net Sales

Net sales for the first quarter of 2009 decreased 8.2% to $46.3 million from $50.4 million for the comparable period in 2008.  The decrease in sales is primarily attributable to the recessionary national, state and local economy.  However, of the 8.2% decline in revenue, 1.8% is attributable to the change in the currency exchange rate of the U.S. dollar compared to the Canadian dollar in the respective quarters.

Net sales for the educational segment, totaling $38.6 million, decreased 7.6% in the first quarter of 2009 from $41.8 million in the comparable period in 2008.  The commercial segment recorded net sales of $7.7 million for the first quarter of 2009, decreasing 10.9% from $8.7 million for the first quarter of 2008.  The sales decrease in the educational segment relates primarily to school district funding shortfalls due to state budget deficits.  Currently, 43 of 50 states are projecting budget deficits in the 2009-2010 fiscal year beginning in July.  Funding directed to states through the federal stimulus plan had not provided assistance

to school districts in the 2009 first quarter.   Sales were negatively impacted in the commercial segment primarily by a decline in agriculture-related spending as dairy commodity pricing for the Company’s customer base declined from one year ago.

Gross Profit

Gross profit for the first quarter of 2009 decreased 5.4% to $18.8 million from $19.9 million in 2008.  The decrease in gross profit for the first quarter of 2009 is primarily attributed to the 8.2% decrease in net sales.  The gross profit margin increased to 40.6% for the first quarter of 2009 from 39.5% for the comparable period in 2008.  The gross profit margin improvement is driven by stability in the Company’s proprietary product lines, which have higher gross profit margins than other products in both domestic and international markets, and effective efforts to manage transportation costs.

The educational segment gross profit for the first quarter of 2009 decreased 7.2% to $16.1 million from $17.3 million for the comparable period in 2008.  The educational segment gross profit margin increased to 41.7% in the first quarter of 2009 from 41.5% in the first quarter of 2008, primarily resulting from the product mix in the respective quarters.  The commercial segment gross profit for the first quarter of 2009 decreased 5.0% to $3.3 million compared to $3.5 million for the first quarter of 2008.  The commercial segment yielded a gross profit margin of 43.4% in the first quarter of 2009, as compared to 40.7% in first quarter of 2008, primarily attributable to the favorable product mix.

Other costs of sales, which the Company does not allocate by segment, including transportation costs incurred in the procurement of inventories and shipment of customer orders, declined by 16.9% in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of long-term efforts to reduce costs, including the negotiation of favorable shipping contract terms and consolidation of shipments.

Selling and Administrative Expense

Selling and administrative expense for the first quarter of 2009 increased 1.0% to $11.9 million from $11.8 million in the comparable period in 2008.  As a percent of net sales, selling and administrative expenses amounted to 25.8% for the first quarter of 2009, as compared to 23.4% in the first quarter of 2008.  Expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  In comparison to the first quarter of 2008, selling and administrative expenses for the first quarter of 2009 were primarily impacted by: (i) an increase in group health care costs of $.1 million as a result of increases in medical expenses; (ii) an increase in advertising costs of $.2 million related to higher paper and postage costs incurred for the production and distribution of catalogs; and (iii) a decrease of $.2 million in non-production related salaries and wages paid.

The Company recorded $0 and less than $.1 million in compensation expense for each of the first quarters of 2009 and 2008 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.3 million to Geneve for certain administrative services for each of the quarters ended March 31, 2009 and 2008, respectively.

Interest Expense

Interest expense for the first quarter of 2009 decreased 32.6% to $194 thousand from $288 thousand for the first quarter of 2008.  The decrease in interest expense is principally due to the decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 1.5% for the first quarter of 2009, compared to 4.9% for the first quarter of 2008.  Interest expense of $.1 million in each of the first quarters of 2009 and 2008 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average rates under the Company’s credit agreements were 2.6%, 3.0% and 4.3% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

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

The income tax provision for the first quarter of 2009 was $2.4 million compared to $3.0 million for the comparable period in 2008.  These tax provisions reflect effective tax rates of 37.0% and 37.6% for the first quarters of 2009 and 2008, respectively.  For each of the first quarters of 2009 and 2008, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal benefit, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had working capital of $78.0 million, increasing from $76.2 million at December 31, 2008.  At March 31, 2008, the Company had working capital of $86.2 million.  Cash and cash equivalents decreased $.5 million in the first quarter of 2009 compared to cash and cash equivalents at December 31, 2008, ending the period at $14.8 million.  Cash and cash equivalents decreased $1.1 million in the first quarter of 2008, ending the period at $4.5 million.  The change in cash and cash equivalents during the first quarter of 2009 as compared to the same period in 2008 is primarily due to the following activities:

▪

The Company provided cash of $4.1 million from operations during the first quarter of 2009 compared to a use of $2.0 million for the comparable period of 2008.  The increase in cash generated from operations in the first quarter of 2009 compared to the first quarter of 2008 was principally the net result of a $.9 million decline in net earnings, which was more than offset by lower investments in working capital.

The changes in current assets and liabilities are typical for the first quarter of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of $.2 million for investing activities in the first quarter of 2009, compared to $2.3 million in the first quarter of 2008.  Capital expenditures to replace and upgrade existing capital equipment and install new equipment and fixtures to provide additional operating efficiencies totaled $.2 million in the first quarter of 2009.  In the first quarter of 2008, the Company used cash of $1.3 million to fund the purchase of fixed assets, including $.7 million for renovation of an existing facility.

No cash investments were made during the first quarter of 2009.  In the first quarter of 2008, the Company increased its investment in a limited partnership by $1.0 million.

▪

Financing activities used cash of $4.4 million in the first quarter of 2009, compared to providing cash of $3.2 million for the comparable period in 2008.  In the first quarter of 2009, the Company paid $4.3 million in preferred stock cash dividends on March 31, 2009, and made $.1 million of principal payments on long-term debt.  In the first quarter of 2008, borrowings under the Company’s primary credit facility of $7.5 million were due to seasonal working capital requirements, and to fund the $4.3 million payment of the preferred stock cash dividends on March 31, 2008.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  On February 26, 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.  At March 31, 2009, the weighted average interest rate on this debt was 1.5%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of 1.4%.  Such rate commitment will expire on May 26, 2009.  Rates are renewable by the Company during the term of the Revolving Credit Facility for interest periods of one to six months.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of March 31, 2009.

In 2009, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to be $1.8 million.

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

INFLATION

Inflation has had only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the first quarters of 2009 and 2008.

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

Goodwill - The Company evaluates goodwill for impairment at least annually, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.  The Company evaluates goodwill for impairment based on the expected future cash flows or earnings projections.  Goodwill is deemed impaired if the estimated discounted cash flows or earnings projections do not substantiate the carrying value.  The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable.  The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change the impairment determination.  The Company evaluated its goodwill at December 31, 2008, and determined that there was no impairment of goodwill.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the first quarters of 2009 and 2008.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

The Company’s debt as of March 31, 2009 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$10.3
Weighted average interest rate	3.4%	2.6%
Fair market value	$.3	$10.3

The fair market value of debt approximates the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; (v) the ability of the Company to retain its Federal net operating tax loss carryforward position; and (vi) other factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-K/A, 10-Q and 8-K.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the first quarter of 2009.

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

Date:  May 13, 2009

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  May 13, 2009

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