Form 10-Q
period 2009-06-30
ARISTOTLE CORP
filed 2009-08-14
CIK 790071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                        Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [X]

Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of August 10, 2009, 17,962,875 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2009 (unaudited),
	December 31, 2008 and June 30, 2008 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Six
	Months ended June 30, 2009 and 2008 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2009 and 2008 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I

ITEM 1. FINANCIAL STATEMENTS

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	June 30, 2009	December 31, 2008	June 30, 2008
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$22,905	15,290	6,444
Marketable securities	4,040	4,437	3,195
Investments	2,927	2,876	21,656
Accounts receivable, net	17,766	14,048	20,902
Inventories, net	46,257	44,653	48,215
Prepaid expenses and other	5,292	8,542	5,034
Income tax receivable	912	5,396	-
Deferred income taxes	4,344	4,644	1,879
Total current assets	104,443	99,886	107,325

Property, plant and equipment, net	27,514	27,808	28,603

Goodwill	13,859	13,712	14,358
Deferred income taxes	6,668	6,668	5,646
Investments	4,318	4,318	4,318
Other assets	1,046	884	604
Total assets	$157,848	153,276	160,854

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$300	294	303
Trade accounts payable	8,952	9,576	11,762
Accrued expenses	12,736	11,641	7,191
Income taxes	-	-	240
Accrued dividends payable	2,156	2,156	2,156
Total current liabilities	24,144	23,667	21,652

Long-term debt, less current installments	10,211	10,364	11,506
Long term pension obligations	5,639	5,891	2,617
Other long-term accruals	2,482	2,467	2,449

Stockholders’ equity:
Preferred stock, Series I, 11% cumulative, $6.00 stated value, $.01 par value;
2,400,000 shares authorized, 1,081,427 shares issued and outstanding	6,489	6,489	6,489
Preferred stock, Series J, 12% cumulative, $6.00 stated value; $.01 par value;
11,200,000 shares authorized, 10,984,971 shares issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized,
17,962,875 shares issued and outstanding	180	180	180
Additional paid-in capital	7,690	7,690	7,683
Retained earnings	38,450	34,979	42,278
Accumulated other comprehensive earnings (loss)	(3,197)	(4,211)	240
Total stockholders’ equity	115,372	110,887	122,630
Total liabilities and stockholders’ equity	$157,848	153,276	160,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$51,425	56,794	97,726	107,226
Cost of sales	30,869	34,457	58,351	64,993
Gross profit	20,556	22,337	39,375	42,233

Selling and administrative expense	11,999	11,791	23,938	23,617
Earnings from operations	8,557	10,546	15,437	18,616

Other (expense) income:
Interest expense	(435)	(285)	(629)	(573)
Other, net	381	358	281	590
	(54)	73	(348)	17
Earnings before income taxes	8,503	10,619	15,089	18,633

Income taxes:
Current	4,752	4,006	7,245	6,334
Deferred	115	(14)	61	673
	4,867	3,992	7,306	7,007
Net earnings	3,636	6,627	7,783	11,626

Preferred dividends	2,156	2,156	4,312	4,312
Net earnings applicable to common stockholders	$1,480	4,471	3,471	7,314

Earnings per common share:
Basic	$.08	.25	.19	.41
Diluted	$.08	.25	.19	.41

Weighted average common shares outstanding:
Basic	17,962,875	17,962,706	17,962,875	17,961,873
Diluted	17,962,875	17,971,444	17,962,875	17,972,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$7,783	11,626
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,030	986
Stock option compensation	-	10
Earnings in equity method investment	(51)	(505)
(Gain) loss on sale of marketable securities	(183)	150
Impairment loss on marketable securities	174	-
Excess tax benefits from stock-based compensation	-	(24)
Deferred income taxes	76	538
Change in assets and liabilities:
Accounts receivable	(3,718)	(5,271)
Inventories	(1,604)	(5,918)
Prepaid expenses and other	3,250	4,577
Income taxes receivable [how was this number arrived at]	4,483	-
Other assets	(319)	(50)
Trade accounts payable	(624)	1,262
Accrued expenses and other liabilities	1,935	406
Accrued pension obligations	(252)	(327)
Net cash provided by operating activities	11,980	7,460

Cash flows from investing activities:
Purchases of property, plant and equipment	(571)	(2,221)
Purchases of investments	-	(3,040)
Purchases of marketable securities	-	(488)
Proceeds from the sale of marketable securities	650	478
Net cash provided by (used in) investing activities	79	(5,271)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	7,500
Principal payments on long-term debt	(147)	(4,651)
Proceeds from issuance of stock under stock option plans	-	94
Changes in other long-term accruals	15	20
Preferred dividends paid	(4,312)	(4,312)
Net cash used in financing activities	(4,444)	(1,349)

Net increase in cash and cash equivalents	7,615	840

Cash and cash equivalents at beginning of period	15,290	5,604
Cash and cash equivalents at end of period	$22,905	6,444
Supplemental cash flow information
Cash paid during periods for:
Interest	$628	414
Income taxes	$2,752	5,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and two affiliated entities held approximately 90% of Aristotle’s voting power at June 30, 2009 and 2008.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2009 and 2008, results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008, as applicable, have been made.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  The effective date of  SFAS No. 162 was 60 days following approval by the U.S Securities and Exchange Commission (“SEC”) on September 16, 2008 of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 did not have a material impact on the Company’s financial position or results of operations.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

In September 2006, FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  SFAS No. 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13, and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement No. 13 (“FSP 157-1”).  FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address lease transactions.  In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  In October 2008, FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  In April 2009, FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Identifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, FASB issued Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim periods.  FSP 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 107-1 did not have a material impact on the Company’s financial position or results of operations.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events, and whether that date represents the date the financial statements were issued or were available to be issued.  This standard is effective for interim and annual periods ending June 15, 2009.  The Company has adopted SFAS No. 165 as of June 30, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position or results of operations.

5.     Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.  For each of the three and six months ended June 30, 2009,  the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

6.    Marketable Securities

The Company invests in marketable equity securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income (loss) within Stockholders’ Equity.  The Company did not make any additional investments in marketable securities during the six months ended June 30, 2009.

The carrying value of the marketable equity securities at June 30, 2009 and 2008 was $4.0 million and $3.2 million, respectively.  Net unrealized gain, net of tax, included in accumulated other comprehensive income (loss) was $.1 million at June 30, 2009.  Net unrealized loss, net of tax, included in accumulated other comprehensive income (loss) was $.1 million and $.4 million at December 31, 2008 and June 30, 2008, respectively.  In the quarters ended June 30, 2009 and 2008, the Company did not recognize any other than temporary losses related to marketable securities.  In the six month periods ended June 30, 2009 and 2008, the Company recognized $.2 million and $0, respectively, of losses related to marketable securities which were determined to be other than temporary.

7.    Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income, net, within the Consolidated Statements of Earnings.  For the three months ended June 30, 2009 and 2008, equity earnings amounted to a loss of less than $.1 and a gain of $.4 million, respectively.  At June 30, 2009, December 31, 2008 and June 30, 2008, net book value (and estimated fair value) of this investment was less than $.1 million, less than $.1 million and $16.8 million, respectively.  In December 2008, the Company became aware of certain activities engaged in by a non-affliliate broker-dealer with whom the assets of the partnership had been invested.  The broker-dealer is now in bankruptcy.  As a result, the Company recorded a loss proportionate to the total estimated loss by the limited partnership in 2008.  The assets of this limited partnership were invested in cash equivalents at each of June 30, 2009 and December 31, 2008.  At June 30, 2008, the assets of this limited partnership were invested in Treasury bills.

The Company has invested in another limited partnership, the general partner of which is an affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting.  For the three months ended June 30, 2009 and 2008, the Company invested $0 and $2.0 million, respectively.  During the six months ended June 30, 2009 and 2008, the Company invested $0 and $3.0 million, respectively.  For the three months ended June 30, 2009, the equity gain amounted to $.1 million.  During the three months ended June 30, 2008, the equity loss amounted to less than $.1 million.  For the six months ended June 30, 2009, the equity gain amounted to $.1 million.  For the six months ended June 30, 2008, the equity loss amounted to $.2 million.  At June 30, 2009, December 31, 2008 and June 30, 2008, the net book value (and estimated fair value) of this investment was $2.9 million, $2.9 million and $4.8, respectively.

The Company has invested $4.3 million to acquire a 4.6% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  The Company accounts for this investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At June 30, 2009, December 31, 2008 and June 30, 2008, the accrued and unpaid preferred return was $.7 million, $.5 million and $.3, respectively.

8.    Inventories

The classification of inventories is as follows (in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008

Raw materials	$6,448	7,325	7,609
Work in process	2,957	2,078	2,526
Finished goods	38,487	36,965	39,553
Less inventory reserves	(1,635)	(1,715)	(1,473)
Net inventories	$46,257	44,653	48,215

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

9.  Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the six months ended June 30 are as follows (in thousands):

	2009	2008
Balance at January 1	$110,887	115,681
Net earnings	7,783	11,626
Exercise of stock options, including related
tax benefit of $0 and $24 for 2009
and 2008, respectively	-	94
Stock option compensation	-	10
Other comprehensive earnings: Amortization of pension prior service cost and unrecognized net actuarial loss	208	151
Unrealized gain (loss) on marketable securities	148	(211)
Foreign currency translation adjustment	658	(409)
Preferred dividends	(4,312)	(4,312)
Balance at June 30	$115,372	122,630

Comprehensive earnings for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings	$3,636	6,627	7,783	11,626
Amortization of pension prior service cost and unrecognized net actuarial loss	81	76	208	151
Unrealized gain (loss) on marketable securities	210	(7)	148	(211)
Foreign currency translation adjustment	1,139	83	658	(409)
Comprehensive earnings	$5,066	6,779	8,797	11,157

10.  Stock Options

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

A summary of option activity during the six months ended June 30, 2009 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2008	48,875	$6.65
Granted	-	-
Expired	-	-
Forfeited	6,000	6.36
Exercised	-	-
Outstanding at June 30, 2009	42,875	6.69	.61	$-
Exercisable at June 30, 2009	42,875	6.69	.61	-

No options were granted during each of the three and six months ended June 30, 2009 and 2008.  There were no stock options exercised during the three months ended June 30, 2009.  Options to purchase 6,000 shares were forfeited during the three and six months ended June 30, 2009.  The intrinsic value of options exercised during the three months ended June 30, 2008 totaled less than $.1 million.  The intrinsic value of options exercised during the six months ended June 30, 2008 totaled less than $.1 million.  Cash received from option exercises for the three and six months ended June 30, 2008 totaled less than $.1 million and $.1 million, respectively.

No nonvested options were outstanding at June 30, 2009 or December 31, 2008.

At June 30, 2009, there were no unrecognized compensation costs related to options.  No options vested during the three and six months ended June 30, 2009.

There was no stock option compensation recognized in each of the three months or six months ended June 30, 2009.  Stock option compensation recognized was less than $.1 million in each of the three and six months ended June 30, 2008.

11.  Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.2 million to the pension plan for each of the three months ended June 30, 2009 and 2008.  The Company contributed $.5 million to the pension plan for each of the six months ended June 30, 2009 and 2008.  The Company expects to contribute a total of approximately $.9 million to the pension plan in 2009.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

The following table presents the components of net periodic benefit cost for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$65	81	146	162
Interest cost	199	212	449	425
Expected return on plan assets	(175)	(202)	(373)	(405)
Recognized net actuarial loss	134	125	344	250
Net periodic benefit cost	$223	216	566	432

12.  Income Taxes

The income tax provision for the three and six months ended June 30, 2009 reflect effective tax rates of 57.2% and 48.4%, respectively.  The difference between the Federal statutory income tax rate of 35% and the effective tax rates result principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  In addition, pursuant to a settlement with the Internal Revenue Service relating to an audit of the Company’s tax returns, the tax provision for the second quarter and six months ended June 30, 2009 includes additional taxes of $.5 million and $1.3 million for the 2006 and 2007 tax years, respectively, related to a partial disallowance of the Company’s historical Federal net operating tax losses that were utilized.  No additional taxes were due for any years prior to 2006.  Also related to the settlement, the Company recorded $.2 million in interest expense in the quarter and six months ended June 30, 2009.

The income tax provision for each of the three and six months ended June 30, 2008 reflect effective tax rates of 37.6%.   The difference between the Federal statutory income tax rate of 35% and the effective tax rates result principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.

13.  Fair Value Accounting

SFAS No. 157 was issued in September 2006 and adopted by the Company as of January 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are not adjusted for transaction costs.  In addition, SFAS No. 157 establishes a three-tiered hierarchy for inputs used in measuring fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available.  Observable inputs are ones that market participants would use in pricing a financial instrument.  Unobservable inputs are ones that reflect the belief about the assumptions that market participants would use in pricing a financial instrument based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1.”  Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment.  For the Company, assets utilizing Level 1 inputs generally include marketable securities, including common and preferred stocks.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

•

“Level 2.”  Valuations are based on quoted prices in markets that are not deemed to be sufficiently “active”, or involve direct or indirect observable market inputs, such as prices for similar securities.

•

“Level 3.”  Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.  Valuation under Level 3 generally involves a significant degree of judgment.

The estimated fair values (and carrying amounts) of the Company’s invested assets as of June 30, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents	$15,799	-	-	15,799
Marketable securities	4,040	-	-	4,040
Total assets measured at fair value	$19,839	-	-	19,839

The Company’s investments in limited partnerships of $2.9 million at June 30, 2009 are accounted for under the equity method of accounting and, therefore, are not within the scope of SFAS No. 157.

The estimated fair value and carrying amounts of the Company’s debt instruments at June 30, 2009 are as follows (in thousands):

	Carrying Value	Fair Value

Revolving credit facility	5,000	5,000
Mortgage notes	5,511	5,511

The fair values of the debt instruments equal the carrying values because the respective rates of interest are variable, based upon Prime or LIBOR rates.

14.  Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued, and no event has occurred from the balance sheet date through that date which would impact the consolidated financial statements.

15.  Segment Reporting

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

The following table presents segment information for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Educational	$43,198	48,274	81,787	90,048
Commercial	8,227	8,520	15,939	17,178
Net sales	$51,425	56,794	97,726	107,226
Gross profit:
Educational	$18,019	19,738	34,110	37,081
Commercial	3,436	3,454	6,782	6,977
Other costs of sales	(899)	(855)	(1,517)	(1,825)
Gross profit	$20,556	22,337	39,375	42,233

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of June 30, 2009, December 31, 2008 and June 30, 2008 (in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Identifiable assets:
Educational	$71,683	70,894	76,252
Commercial	6,060	6,743	6,458
Other corporate assets	80,105	75,639	78,144
Identifiable assets	$157,848	153,276	160,854

Educational assets include $13.7 million, $13.6 million and $14.2 million of goodwill at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Commercial assets included $.1 million of goodwill at each of June 30, 2009, December 31, 2008 and June 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through 50 separate catalogs.

The following is a summary of key events for the three and six months ended June 30, 2009:

▪

decrease in net sales of 9.5% and 8.9% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008;

▪

decrease in gross profit of 8.0% and 6.8% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008;

▪

decrease in earnings before income taxes of 19.9% and 19.0% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008;

▪

incremental increase in Federal income tax expense of $1.8 million as a result of a partial disallowance of the Company’s historical Federal net operating tax losses pursuant to a settlement of an IRS audit;

▪

decrease in net earnings of 45.1% and 33.1% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008;  as a percentage of net sales, net earnings amounted to 7.2% in the second quarter of 2009, compared to 11.7% in the same period in 2008; as a percentage of net sales, net earnings amounted to 8.0% in the six months ended June 30, 2009, compared to 10.9% in the same period in 2008;

▪

decrease in diluted earnings per common share to $.19 in the six months ended June 30, 2009, as compared to $.41 in the same six month period of 2008; diluted earnings per common share of $.08 in the three months ended June 30, 2009, as compared to $.25 for the same period in 2008;

▪

semi-annual dividend payments on March 31, 2009 totaling $4.3 million on the Company’s Series I Preferred Stock and Series J Preferred Stock.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three and six months ended June 30, 2009 and 2008 and (ii) the percentage change in those reported items from the comparable period in 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change

Net sales	100.0%	100.0%	(9.5)%	100.0%	100.0%	(8.9)%
Cost of sales	60.0	60.7	(10.4)	59.7	60.6	(10.2)
Gross profit	40.0	39.3	(8.0)	40.3	39.4	(6.8)

Selling and administrative expense	23.3	20.8	1.8	24.5	22.0	1.4
Earnings from operations	16.7	18.5	(18.9)	15.8	17.4	(17.1)

Other (expense) income:
Interest expense	(.8)	(.5)	52.6	(.6)	(.5)	9.8
Other, net	.7	.6	(6.8)	.3	.5	(52.4)
	(.1)	.1	***	(.3)	-	***
Earnings before income taxes	16.6	18.6	(19.9)	15.5	17.4	(19.0)

Income taxes:
Current	9.2	7.1	18.6	7.4	5.9	14.4
Deferred	.2	-	***	0.1	0.6	(90.9)
	9.4	7.1	21.9	7.5	6.5	4.3
Net earnings	7.2%	11.7%	(45.1)%	8.0%	10.9%	(33.1)%

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Net Sales

Net sales for the second quarter of 2009 decreased 9.5% to $51.4 million from $56.8 million for the comparable period in 2008.  The decrease in sales is primarily attributable to recessionary national, state and local economies, particularly as they affect state education budgets.  Shipments originating in the U.S. to international accounts increased 6.6% compared to the same period last year, primarily in the Company’s medical simulators and training manikins.

Net sales in the educational segment, totaling $43.2 million, decreased 10.5% in the second quarter of 2009 from $48.3 million in the comparable period in 2008.  The decline in educational sales is directly related to the unstable conditions of state budgets, which are the primary sources of funding for K-12 schools.  Expected educational funding through the federal stimulus plan has not as yet provided meaningful assistance to the Company’s educational accounts.  The commercial segment recorded net sales of $8.2 million in the second quarter of 2009, decreasing 3.4% from the second quarter of 2008.  The decline in commercial sales is attributable to the impact of the negative U.S. general economic climate across most product lines.

Gross Profit

Gross profit for the second quarter of 2009 decreased 8.0% to $20.6 million from $22.3 million for the comparable period in 2008.  The decrease in gross profit for the second quarter of 2009 is primarily attributable to the 9.5% decrease in net sales.  The gross profit margin increased to 40.0% in the second quarter of 2009 from 39.3% in the comparable period in 2008.  The gross profit margin improvement is attributed to the stability in the Company’s proprietary product lines, which have higher gross profit margins than other products in both domestic and international markets, and effective efforts to control transportation costs.

The educational segment gross profit for the second quarter of 2009 decreased 8.7% to $18.0 million from $19.7 million for the comparable period in 2008.  The educational segment gross profit margin was 41.7% in the second quarters of 2009 compared to 40.9% in the second quarter of 2008.  The commercial segment gross profit for the second quarter of 2009 decreased .5% to $3.4 million from $3.5 million for the comparable period in 2008.  The commercial segment yielded a gross profit margin of 41.8% in the second quarter of 2009 as compared to 40.5% in the second quarter of 2008.  The increase in the commercial segment gross profit margin is attributed to favorable mix of proprietary sales which have higher gross margins.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, increased less than $.1 million in the second quarter of 2009 compared to 2008.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2009 increased 1.8% to $12.0 million from $11.8 million in the comparable period in 2008.  As a percent of net sales, selling and administrative expenses amounted to 23.3% and 20.8% for the second quarters of 2009 and 2008, respectively.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the second quarter of 2009 were primarily impacted by: (i) a decrease in salaries and wages of $.5 million, or 7.4%, as a result of changes in the number of employees due to sales declines; (ii) an increase in group health care costs of $.3 million; and (iii) an increase in catalog and advertising costs of 2.8% or $.1 million.  Selling and administrative expenses for the second quarter of 2008 were reduced by an insurance recovery of $.7 million.

The Company recorded $0 and less than $.1 million in compensation expense for each of the second quarters of 2009 and 2008, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.3 million to Geneve for certain administrative services for each of the quarters ended June 30, 2009 and 2008.

Interest Expense

Interest expense for the second quarter of 2009 increased 52.6% to $435 thousand from $285 thousand for the second quarter of 2008.  The increase in interest expense is principally due to the estimated interest due of $239 thousand related to the settlement of the IRS audit (see ”Income Tax Provision” below), offset by a decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 2.6% during the second quarter of 2009 compared to 3.8% during the second quarter of 2008.  Interest expense of $.1 million in each of the second quarters of 2009 and 2008 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 2.4%, 3.0% and 4.2% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

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

The income tax provision for the second quarter of 2009 was $4.9 million versus $4.0 million for the comparable period in 2008.  These tax provisions reflect effective tax rates of 57.2% and 37.6% for the second quarters of 2009 and 2008, respectively.  For each of the second quarters of 2009 and 2008, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  In addition, pursuant to a settlement with the IRS, the tax provision for the second quarter of 2009 includes additional taxes of $.5 million and $1.3 million for the 2006 and 2007 tax years, respectively, related to a partial disallowance of the Company’s historical Federal net operating tax losses that were utilized.  No additional taxes were due for any years prior to 2006.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Net Sales

Net sales for the six months ended June 30, 2009 decreased 8.9% to $97.7 million from $107.2 million for the comparable period in 2008.  The decrease in sales is primarily attributable to recessionary national, state and local economies, which have impacted sales volumes throughout the first six months of 2009.  Shipments originating in the U.S to international accounts increased 6.8% compared to the same period last year.

Net sales in the educational segment were $81.8 million for the six months ended June 30, 2009, decreasing 9.2% from $90.0 million in the comparable period in 2008.  The commercial segment recorded net sales of $15.9 million in the six months ended June 30, 2009, decreasing 7.2% from $17.2 million in the comparable period in 2008.  Sales declines in both the educational and commercial segments relate to continuing negative U.S. general economic conditions affecting most product lines, which have affected revenues throughout 2009.  Expected educational funding through the federal stimulus plan has not as yet provided meaningful assistance to the Company’s educational accounts during the first 6 months of 2009.

Gross Profit

Gross profit for the six months ended June 30, 2009 decreased 6.8% to $39.4 million from $42.2 million for the comparable period in 2008.  The decrease in gross profit for the six months ended June 30, 2009 is primarily attributable to the 8.9% decrease in net sales.  The gross profit margin increased to 40.3% in the six months ended June 30, 2009 from 39.4% in the comparable period in 2008.  The increase in consolidated gross margin is attributed to the stable sales of the Company’s proprietary product lines, which have higher gross margins, and the Company’s management of transportation costs.

The educational segment gross profit for the six months ended June 30, 2009 decreased 8.0% to $34.1 million from $37.1 million for the comparable period in 2008.  The educational segment gross profit margin in the six months ended June 30, 2009 was 41.7% compared to 41.2% for the same period of 2008. The improvement in educational gross profit margin is attributed to shifts in the product mix.  The commercial segment gross profit for the six months ended June 30, 2009 decreased 2.8% to $6.8 million from $7.0 million for the comparable period in 2008.  The commercial segment gross profit margin increased to 42.5% in the six months ended June 30, 2009, as compared to 40.6% in the six months ended June 30, 2008.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products, which have higher gross margins.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, declined $.3 million in the six months ended June 30, 2009 compared to 2008 primarily as a result of long term efforts to control net shipping costs, including: (i) the consolidation of in-bound and out-bound shipments; and (ii) the negotiation of favorable shipping contract terms.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2009 increased 1.4% to $23.9 million from $23.6 million in the comparable period in 2008.  As a percent of net sales, selling and administrative expenses amounted to 24.5% for the six months ended June 30, 2009 as compared to 22.0% in the comparable period of 2008.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the six months ended June 30, 2009 were primarily impacted by: (i) a decrease in salaries and wages of $.7 million, or 6.0%, as a result of changes in the number of employees due to sales declines; (ii) an increase in group health care costs by $.5 million; and (iii) an increase in catalog and advertising costs of 5.1% or $.3 million.  Selling and administrative expenses for the six months ended June 30, 2008 were reduced by an insurance recovery of $.7 million.

The Company recorded $0 and less than $.1 million in compensation expense for each of the six months ended June 30, 2009 and 2008 related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.5 to Geneve for certain administrative services for each of the six months ended June 30, 2009 and 2008.

Interest Expense

Interest expense for the six months ended June 30, 2009 increased to $629 thousand from $573 thousand for the comparable period in 2008.  The increase in interest expense is principally due to the estimated interest due of $239 thousand related to the settlement of the IRS audit of the Company’s tax returns for the years 2004 through 2007, offset by a decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 2.6% during the first six months of 2009, compared to 4.3% during the first six months of 2008.  Interest expense of $.2 million in each of the six months ended June 30, 2009 and 2008 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 2.4%, 3.0% and 4.2% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

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

The income tax provision for the six months ended June 30, 2009 was $7.3 million versus $7.0 million for the comparable period in 2008.  These tax provisions reflect effective tax rates of 48.4% and 37.6% for the six months ended June 30, 2009 and 2008, respectively.  For each of the six months ended June 30, 2009 and 2008, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  In addition, pursuant to a settlement with the IRS, the tax provision for the first six months of 2009 includes additional taxes of $.5 million and $1.3 million for the 2006 and 2007 tax years, respectively, related to a partial disallowance of the Company’s historical Federal net operating tax losses that were utilized.  No additional taxes were due for any years prior to 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had working capital of $80.3 million, increasing from $76.2 million at December 31, 2008.  At June 30, 2008, the Company had working capital of $85.7 million.  Cash and cash equivalents increased $7.6 million in the six months ended June 30, 2009, ending the period at $22.9 million.  The increase in the generation of cash and cash equivalents during the six months ended June 30, 2009 as compared to the same period in 2008 is primarily due to the following:

▪

The Company generated cash of $12.0 million from operations during the six months ended June 30, 2009, compared to $7.5 million for the comparable period of 2008.  The increase in cash generated from operations in the six months ended June 30, 2009 compared to the same period in 2008 was principally the result of: (i) a $4.3 million lower investment in inventory; and (ii) lower investments in other working capital items, offset by a $3.8 million decline in net earnings.

The changes in current assets and liabilities are typical for the first six months of the fiscal year as the Company is preparing for its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company generated cash of $.1 million from investing activities in the six months ended June 30, 2009, compared to a $5.3 million use of cash for the comparable period in 2009.  In the six months ended June 30, 2009, the Company used $.6 million to fund the purchase of fixed assets, and generated $.7 million from the sale of marketable securities.  In the six months ended June 30, 2008, the Company used $2.2 million to fund the purchase of fixed assets, including $1.2 million for renovations of an existing facility.

During the six months ended June 30, 2009 and 2008, the Company invested $0 and $.5 million, respectively, in marketable securities (see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  Also during these comparable six month periods, the Company invested $0 and $3.0 million, respectively, in limited partnerships (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).

▪

Financing activities used cash of $4.4 million and $1.3 million in the six months ended June 30, 2009 and 2008, respectively.  In the six months ended June 30, 2009, the Company reduced long-term debt by $.1 million.  In the six months ended June 30, 2008, net proceeds from borrowings under the Company’s primary credit facility of $2.8 million were needed for seasonal working capital requirements, including the payment of Preferred Stock cash dividends on March 31, 2008.

Proceeds from the exercise of stock options were $0 and less than $.1 million in the six months ended June 30, 2009 and 2008, respectively.

The Company paid dividends of $4.3 million in each of the six months ended June 30, 2009 and 2008 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  On February 26, 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.  At June 30, 2009, the weighted average interest rate on this debt was 1.3%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 1.3%.  Such rate commitments expire on various dates through August 27, 2009.  Subsequent to that date, the rate commitments will be renewed at interest rates based on the then-current LIBOR rates.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of June 30, 2009.

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

INFLATION

Inflation has had only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and six months ended June 30, 2009 and 2008.

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

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and six months ended June 30, 2009 and 2008.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

The Company’s debt as of June 30, 2009 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$10.2
Weighted average interest rate	3.3%	2.4%
Fair market value	$.3	$10.2

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the following: (i) the ability of the Company to obtain financing and additional capital to fund its business strategy on acceptable terms, if at all; (ii) the ability of the Company on a timely basis to find, prudently negotiate and consummate additional acquisitions; (iii) the ability of the Company to manage any to-be acquired businesses; (iv) there is not an active trading market for the Company’s securities and the stock prices thereof are highly volatile, due in part to the relatively small percentage of the Company’s securities which is not held by the Company’s majority stockholder and members of the Company’s Board of Directors and/or management; and (v) other factors identified below or in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  As a result, the Company’s future development efforts involve a high degree of risk.  For further information, please see the Company’s filings with the SEC, including its Forms 10-K, 10-K/A, 10-Q and 8-K.

As previously reported in the Company’s public filings, the Internal Revenue Service (the ”IRS”) had been auditing the consolidated tax returns of Geneve Holdings, Inc., that included the Company.  Pursuant to a settlement with the IRS in the second quarter of 2009, the Company incurred additional taxes of $.5 million and $1.3 million for the 2006 and 2007 tax years, respectively, plus interest, relating to a partial disallowance of the Company’s historical net operating tax losses that were utilized.  No additional taxes were due for any years prior to 2006.  Therefore, the previously noted risk related to the Company’s ability to retain its Federal net operating tax loss position has been deleted from the risk factors above.  There have been no other material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the second quarter of 2009.

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

Date:  August 14, 2009

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  August 14, 2009

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