Form 10-Q
period 2009-09-30
ARISTOTLE CORP
filed 2009-11-12
CIK 790071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                         Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [X]

Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of November 10, 2009, 17,962,875 shares of Common Stock, 1,081,427 shares of Series I Preferred Stock and 10,984,971 shares of Series J Preferred Stock were outstanding.

 THE ARISTOTLE CORPORATION

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited),
	December 31, 2008 and September 30, 2008 (unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Nine
	Months ended September 30, 2009 and 2008 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2009 and 2008 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I

ITEM 1. FINANCIAL STATEMENTS.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

Assets	September 30, 2009	December 31, 2008	September 30, 2008
	(unaudited)		(unaudited)
Current assets:
Cash and cash equivalents	$29,690	15,290	7,138
Marketable securities	4,220	4,437	2,480
Investments	2,996	2,876	21,991
Accounts receivable, net	24,065	14,048	26,175
Inventories, net	39,716	44,653	42,388
Prepaid expenses and other	4,478	8,542	4,000
Income tax receivable	-	5,396	-
Deferred income taxes	4,070	4,644	1,788
Total current assets	109,235	99,886	105,960

Property, plant and equipment, net	27,530	27,808	28,429

Goodwill	14,162	13,712	14,186
Deferred income taxes	6,668	6,668	5,646
Investments	4,318	4,318	4,318
Other assets	1,127	884	817
Total assets	$163,040	153,276	159,356

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$309	294	299
Trade accounts payable	7,820	9,576	9,331
Accrued expenses	12,907	11,641	7,537
Income taxes	2,057	-	184
Accrued dividends payable	-	2,156	-
Total current liabilities	23,093	23,667	17,351

Long-term debt, less current installments	10,126	10,364	10,434
Long term pension obligations	5,587	5,891	2,115
Other long-term accruals	2,489	2,467	2,458

Stockholders’ equity:
Preferred stock, Series I, 11% cumulative, $6.00 stated value, $.01 par value;
2,400,000 shares authorized, 1,081,427 shares issued and outstanding	6,489	6,489	6,489
Preferred stock, Series J, 12% cumulative, $6.00 stated value; $.01 par value;
11,200,000 shares authorized, 10,984,971 shares issued and outstanding	65,760	65,760	65,760
Common stock, $.01 par value; 20,000,000 shares authorized,
17,962,875 shares issued and outstanding	180	180	180
Additional paid-in capital	7,690	7,690	7,685
Retained earnings	43,262	34,979	46,985
Accumulated other comprehensive loss	(1,636)	(4,211)	(101)
Total stockholders’ equity	121,745	110,887	126,998
Total liabilities and stockholders’ equity	$163,040	153,276	159,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$61,128	64,976	158,854	172,202
Cost of sales	37,089	40,123	95,440	105,116
Gross profit	24,039	24,853	63,414	67,086

Selling and administrative expense	12,669	13,178	36,607	36,795
Earnings from operations	11,370	11,675	26,807	30,291

Other (expense) income:
Interest expense	(104)	(260)	(733)	(833)
Other, net	167	(428)	448	162
	63	(688)	(285)	(671)
Earnings before income taxes	11,433	10,987	26,522	29,620

Income taxes:
Current	4,371	4,234	11,616	10,568
Deferred	95	(109)	156	564
	4,466	4,125	11,772	11,132
Net earnings	6,967	6,862	14,750	18,488

Preferred dividends	2,155	2,155	6,467	6,467
Net earnings applicable to common stockholders	$4,812	4,707	8,283	12,021

Earnings per common share:
Basic	$.27	.26	.46	.67
Diluted	$.27	.26	.46	.67

Weighted average common shares outstanding:
Basic	17,962,875	17,962,875	17,962,875	17,962,209
Diluted	17,962,875	17,968,921	17,962,875	17,971,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$14,750	18,488
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,582	1,525
Stock option compensation	-	12
Earnings in equity method investment	(120)	(840)
(Gain) loss on sale of marketable securities	(210)	741
Impairment loss on marketable securities	174	306
Excess tax benefits from stock-based compensation	-	(24)
Deferred income taxes	183	563
Change in assets and liabilities:
Accounts receivable	(10,018)	(10,544)
Inventories	4,937	(91)
Prepaid expenses and other	4,064	5,611
Income taxes receivable	5,396	-
Other assets	(703)	(96)
Trade accounts payable	(1,756)	(1,169)
Accrued expenses and other liabilities	5,325	719
Accrued pension obligations	(304)	(829)
Net cash provided by operating activities	23,300	14,372

Cash flows from investing activities:
Purchases of property, plant and equipment	(821)	(2,942)
Purchases of investments	-	(3,040)
Purchases of marketable securities	-	(1,635)
Proceeds from the sale of marketable securities	745	1,506
Net cash used in investing activities	(76)	(6,111)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	7,500
Principal payments on long-term debt	(223)	(5,727)
Proceeds from issuance of stock under stock option plans	-	94
Changes in other long-term accruals	22	29
Preferred dividends paid	(8,623)	(8,623)
Net cash used in financing activities	(8,824)	(6,727)

Net increase in cash and cash equivalents	14,400	1,534

Cash and cash equivalents at beginning of period	15,290	5,604
Cash and cash equivalents at end of period	$29,690	7,138
Supplemental cash flow information
Cash paid during periods for:
Interest	$642	766
Income taxes	$4,146	9,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Geneve Corporation (“Geneve”), a privately-held diversified financial holding company, and two affiliated entities held approximately 90% of Aristotle’s voting power at September 30, 2009 and 2008.  In October 2009, documents were mailed to the Company’s stockholders describing a proposed short-form merger transaction pursuant to which the Company would be taken private by Geneve.

2.

Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2009 and 2008, results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008, as applicable, have been made.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.     Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

4.    Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  The ASC superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the ASC is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Rather, it will issue Accounting Standards Updates (“ASU”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC.  References made to FASB guidance throughout this document have been updated for the ASC.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105-10 did not have a material impact on the Company’s financial position or results of operations.

During the second quarter of 2009, the Company adopted FASB ASC 855-10, Subsequent Events-Overall (“ASC 855-10”), formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events, and whether that date represents the date the financial statements were issued or were available to be issued.  This standard is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material impact on the Company’s financial position or results of operations.

During the fourth quarter of 2008, FASB issued updated guidance related to employers disclosures regarding postretirement benefit plan assets, which is included in ASC 715-20, Defined Benefit Plans (“ASC 715-20), formerly known as FASB Staff Position No. 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets. ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures required by ASC 715-20 are effective for the Company’s financial statements issued for 2009.  The adoption of this updated guidance did not have a material impact on the Company’s financial position or results of operations.

During the first quarter of 2008, FASB issued updated guidance related to disclosures regarding derivatives and hedging activities, which is included in ASC 815-10, Derivatives and Hedging – Overall (“ASC 815-10”), formerly known as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities, and their effects on an entity’s financial position, financial performance and cash flows.  ASC 815-10 requires disclosure of objectives and strategies for derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and disclosure of contingent derivative features that are credit-risk related, and requires cross referencing within footnotes if the required disclosures are presented in more than one footnote.  The updated guidance in ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of ASC 815-10 did not have a material impact on the Company’s financial position or results of operations.

During the fourth quarter of 2007, FASB issued updated guidance regarding business combination transactions, which is included in ASC 805-10, Business Combinations (“ASC 805-10”), formerly known as SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  ASC 805-10 establishes principles and requirements for recognition and measurement in the Company’s financial statements of identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired entity and goodwill acquired in a business combination.  ASC 805-10 also establishes disclosure requirements which will enable readers to evaluate the nature and financial effects of the business combination.  The updated guidance in ASC 805-10 is effective for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of ASC 805-10 to the accounting treatment of business acquisitions completed after December 31, 2008.

Also in the fourth quarter of 2007, FASB issued ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“ASC 810-10-65-1”), formerly known as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  ASC 810-10-65-1 requires noncontrolling (minority) interests in subsidiaries to be initially measured at fair value and presented as a separate component of stockholders’ equity.  The presentation and disclosure provisions of ASC 810-10-65-1 are required to be applied on a retrospective basis.  ASC 810-10-65-1 is effective for the Company beginning on January 1, 2009.  The adoption of ASC-810-65-1 did not have a material impact on the Company’s financial position or results of operations.

During the third quarter of 2006, FASB issued guidance included in ASC 820-10, Fair Value Measurement (“ASC 820-10”), formerly known as  SFAS No. 157, Fair Value Measurements.  ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value.  ASC 820-10 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

initial recognition.  The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period.  During the first quarter of 2008, FASB issued guidance included in ASC 820-10 which delayed the effective date for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or results of operations.

5.     Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding during the period and including each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.  For each of the three and nine months ended September 30, 2009,  the Company has not assumed the exercise of options to purchase 42,875 shares of common stock as the impact would be antidilutive.

6.    Marketable Securities

The Company invests in marketable equity securities, which the Company classifies as available-for-sale.  The marketable securities are included in current assets, and are reported at fair value based on quoted market prices as of the reporting date.  All unrealized gains or losses are reflected net of tax in accumulated other comprehensive income (loss) within Stockholders’ Equity.  The Company did not make any additional investments in marketable securities during the nine months ended September 30, 2009.

The carrying value of the marketable equity securities at September 30, 2009 and 2008 was $4.2 million and $2.5 million, respectively.  Net unrealized gain, net of tax, included in accumulated other comprehensive income (loss) was $.2 million at September 30, 2009.  Net unrealized loss, net of tax, included in accumulated other comprehensive income (loss) was $.1 million and $.4 million at December 31, 2008 and September 30, 2008, respectively.  In the quarters ended September 30, 2009 and 2008, the Company recognized $0 and $.3 million in other than temporary losses related to marketable securities.  In the nine month periods ended September 30, 2009 and 2008, the Company recognized $.2 million and $.3 million, respectively, of losses related to marketable securities which were determined to be other than temporary.

7.    Investments

The Company has invested in a limited partnership, the general partner of which is an affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for under the equity method of accounting, which equates the carrying value of the investment to the Company’s equity in the partnership’s underlying book value.  The Company’s equity earnings or loss is credited or charged, as appropriate, to other income, net, within the Consolidated Statements of Earnings.  For the three months ended September 30, 2009 and 2008, equity earnings amounted to a loss of less than $.1 and a gain of $.5 million, respectively.  At September 30, 2009, December 31, 2008 and September 30, 2008, net book value (and estimated fair value) of this investment was less than $.1 million, less than $.1 million and $17.4 million, respectively.  In December 2008, the Company became aware of certain activities engaged in by a non-affiliate broker-dealer with whom the assets of the partnership had been invested.  The broker-dealer is now in bankruptcy.  As a result, the Company recorded a loss proportionate to the total estimated loss by the limited partnership in 2008.  The assets of this limited partnership were invested in cash equivalents at each of September 30, 2009 and December 31, 2008.  At September 30, 2008, the assets of this limited partnership were invested in Treasury bills.

The Company has invested in another limited partnership, the general partner of which is an affiliate of the Company.  The purpose of this limited partnership is to manage a diversified investment portfolio.  The Company’s investment is accounted for

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

under the equity method of accounting.  The Company invested no additional monies in this limited partnership during the three months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009 and 2008, the Company invested $0 and $3.0 million in this limited partnership.  For the three months ended September 30, 2009, the equity gain amounted to less than $.1 million.  During the three months ended September 30, 2008, the equity loss amounted to $.2 million.  For the nine months ended September 30, 2009, the equity gain amounted to $.1 million.  For the nine months ended September 30, 2008, the equity loss amounted to $.4 million.  At September 30, 2009, December 31, 2008 and September 30, 2008, the net book value (and estimated fair value) of this investment was $3.0 million, $2.8 million and $4.6 million, respectively.

The Company has invested $4.3 million to acquire a 4.6% ownership interest in a provider of interactive instructional assessment systems for K-12 and other education markets.  The Company accounts for this investment under the cost method of accounting, which records the investment at the historical cost.  Under the cost method, the Company will not estimate a fair value if there are not identifiable events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  In accordance with the terms of this investment, the Company accrues an 8% preferred return thereon, which is included in other assets.  At September 30, 2009, December 31, 2008 and September 30, 2008, the accrued and unpaid preferred return was $.8 million, $.5 million and $.4 million, respectively.

8.    Inventories

The classification of inventories is as follows (in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008

Raw materials	$6,813	7,325	7,724
Work in process	2,392	2,078	2,004
Finished goods	32,074	36,965	34,319
Less inventory reserves	(1,563)	(1,715)	(1,659)
Net inventories	$39,716	44,653	42,388

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

9.  Stockholders’ Equity and Comprehensive Earnings

Changes in stockholders’ equity for the nine months ended September 30 are as follows (in thousands):

	2009	2008
Balance at January 1	$110,887	115,681
Net earnings	14,750	18,488
Exercise of stock options, including related
tax benefit of $0 and $24 for 2009
and 2008, respectively	-	94
Stock option compensation	-	12
Other comprehensive earnings: Amortization of pension prior service cost and unrecognized net actuarial loss	311	221
Unrealized gain on marketable securities	298	38
Foreign currency translation adjustment	1,966	(1,069)
Preferred dividends	(6,467)	(6,467)
Balance at September 30	$121,745	126,998

Comprehensive earnings for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net earnings	$6,967	6,862	14,750	18,488
Amortization of pension prior service cost and unrecognized net actuarial loss	103	70	311	221
Unrealized gain on marketable securities	150	249	298	38
Foreign currency translation adjustment	1,308	(660)	1,966	(1,069)
Comprehensive earnings	$8,528	6,521	17,325	17,678

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

A summary of option activity during the nine months ended September 30, 2009 is presented below (in thousands, except share and per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2008	48,875	$6.65
Granted	-	-
Expired	-	-
Forfeited	6,000	6.36
Exercised	-	-
Outstanding at September 30, 2009	42,875	6.69	.36	$-
Exercisable at September 30, 2009	42,875	6.69	.36	-

No options were granted during each of the three and nine months ended September 30, 2009 and 2008.  There were no stock options exercised during the three months ended September 30, 2009.  Options to purchase 6,000 shares were forfeited during nine months ended September 30, 2009.  The intrinsic value of options exercised during the nine months ended September 30, 2008 totaled less than $.1 million.  Cash received from option exercises for the nine months ended September 30, 2008 totaled $.1 million.

No nonvested options were outstanding at September 30, 2009 or December 31, 2008.

At September 30, 2009, there were no unrecognized compensation costs related to options.  No options vested during the three and nine months ended September 30, 2009.

There was no stock option compensation recognized in each of the three months or nine months ended September 30, 2009.  Stock option compensation recognized was less than $.1 million in each of the three and nine months ended September 30, 2008.

11.  Defined Benefit Pension Plan

On December 31, 2005, the Company froze the benefits under its pension plan for all hourly employees and certain salaried employees.

The Company contributed $.1 million and $.5 million to the pension plan for the three months ended September 30, 2009 and 2008, respectively.  The Company contributed $.6 million and $1.0 million to the pension plan for the nine months ended September 30, 2009 and 2008, respectively.  The Company expects to contribute a total of approximately $.8 million to the pension plan in 2009.

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The following table presents the components of net periodic benefit cost for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$74	70	220	232
Interest cost	224	239	673	664
Expected return on plan assets	(186)	(314)	(559)	(719)
Amortization of prior service costs	-	(1)	-	(1)
Recognized net actuarial loss	172	115	516	365
Net periodic benefit cost	$284	109	850	541

12.  Income Taxes

The income tax provisions for the three and nine months ended September 30, 2009 reflect effective tax rates of 39.1% and 44.4%, respectively.  The difference between the Federal statutory income tax rate of 35% and the effective tax rates result principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  In addition, pursuant to a final settlement with the Internal Revenue Service relating to an audit of the Company’s tax returns, the tax provision for the nine months ended September 30, 2009 includes additional taxes of $.5 million and $1.0 million for the 2006 and 2007 tax years, respectively, related to a partial disallowance of the Company’s historical Federal net operating tax losses that were utilized.  In the third quarter of 2009, an adjustment to the initial IRS settlement (recorded in the second quarter of 2009 in the aggregate amount of $1.8 million) reduced the Federal tax expense by $.3 million in the three and nine months ended September 30, 2009.  No additional taxes were due for any years prior to 2006.

The income tax provision for each of the three and nine months ended September 30, 2008 reflect effective tax rates of 37.5% and 37.6%, respectively.   The difference between the Federal statutory income tax rate of 35% and the effective tax rates result principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.

13.  Fair Value Accounting

Guidance included in ASC 820-10 was issued in September 2006 and adopted by the Company as of January 1, 2008.  ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are not adjusted for transaction costs.  In addition, ASC 820-10 establishes a three-tiered hierarchy for inputs used in measuring fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available.  Observable inputs are ones that market participants would use in pricing a financial instrument.  Unobservable inputs are ones that reflect the belief about the assumptions that market participants would use in pricing a financial instrument based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

September 30, 2009

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

The estimated fair values (and carrying amounts) of the Company’s invested assets as of September 30, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents	$22,095	-	-	22,095
Marketable securities	4,220	-	-	4,220
Total assets measured at fair value	$26,315	-	-	26,315

The Company’s investments in limited partnerships of $3.0 million at September 30, 2009 are accounted for under the equity method of accounting and, therefore, are not within the scope of ASC 820-10.

The estimated fair value and carrying amounts of the Company’s debt instruments at September 30, 2009 are as follows (in thousands):

	Carrying Value	Fair Value

Revolving credit facility	$5,000	$5,000
Mortgage notes	5,435	5,435

The fair values of the debt instruments equal the carrying values because the respective rates of interest are variable, based upon Prime or LIBOR rates.

14.  Subsequent Events

The Company has evaluated subsequent events through November 12, 2009, the date the financial statements were issued, and no event has occurred from the balance sheet date through the evaluation date which would impact the consolidated financial statements.

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

THE ARISTOTLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The following table presents segment information for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Educational	$52,529	56,020	134,316	146,062
Commercial	8,599	8,956	24,538	26,140
Net sales	$61,128	64,976	158,854	172,202
Gross profit:
Educational	$20,763	22,007	54,873	59,088
Commercial	3,603	3,650	10,385	10,627
Other costs of sales	(327)	(804)	(1,844)	(2,629)
Gross profit	$24,039	24,853	63,414	67,086

Other costs of sales primarily include freight costs incurred in the procurement of inventories and shipment of customer orders not allocable to a particular segment.

The following table presents segment identifiable asset information as of September 30, 2009, December 31, 2008 and September 30, 2008 (in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Identifiable assets:
Educational	$64,733	70,894	68,893
Commercial	6,396	6,743	6,473
Other corporate assets	91,911	75,639	83,990
Identifiable assets	$163,040	153,276	159,356

Educational assets include $14.1 million, $13.6 million and $14.1 million of goodwill at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Commercial assets included $.1 million of goodwill at each of September 30, 2009, December 31, 2008 and September 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This discussion and analysis of financial condition and results of operations reviews the results of operations of the Company, on a consolidated basis, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008.  This discussion and analysis of financial condition and results of operations has been derived from, and should be read in conjunction with, the unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.

The Company is a leading manufacturer and global distributor of educational, health, medical technology and agricultural products, primarily offered through 50 separate catalogs.

The following is a summary of key events for the three and nine months ended September 30, 2009:

▪

decrease in net sales of 5.9% and 7.8% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008;

▪

decrease in gross profit of 3.3% and 5.5% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008;

▪

decrease in earnings from operations of 2.6% and 11.5% in the three and nine months ended September 30, 2009, respectively, as compared to the same period of 2008.

▪

increase in earnings before income taxes of 4.1% in the three months ended September 30, 2009, and decrease in earnings before taxes of 10.5% in the nine months ended September 30, 2009, as compared to the same periods in 2008;

▪

incremental increase in Federal income tax expense of $1.5 million in the nine months ended September 30, 2009 as a result of a partial disallowance of the Company’s historical Federal net operating tax losses pursuant to a settlement of an IRS audit;

▪

increase in net earnings of 1.5% in the three months ended September 30, 2009, and decrease in net earnings of 20.2% in the nine months ended September 30, 2009, respectively, as compared to the same periods in 2008;  as a percentage of net sales, net earnings amounted to 11.4% in the third quarter of 2009, compared to 10.6% in the same period in 2008; as a percentage of net sales, net earnings amounted to 9.3% in the nine months ended September 30, 2009, compared to 10.7% in the same period in 2008;

▪

decrease in diluted earnings per common share to $.46 in the nine months ended September 30, 2009, as compared to $.67 in the same nine month period of 2008; diluted earnings per common share of $.27 in the three months ended September 30, 2009, as compared to $.26 for the same period in 2008;

▪

semi-annual dividend payments on March 31, 2009 and September 30, 2009 totaling $8.6 million on the Company’s Series I Preferred Stock and Series J Preferred Stock.

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

The following table sets forth selected financial data (i) as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008 and (ii) the percentage change in those reported items from the comparable period in 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change

Net sales	100.0%	100.0%	(5.9)%	100.0%	100.0%	(7.8)%
Cost of sales	60.7	61.8	(7.6)	60.1	61.0	(9.2)
Gross profit	39.3	38.2	(3.3)	39.9	39.0	(5.5)

Selling and administrative expense	20.7	20.3	(3.9)	23.0	21.4	(.5)
Earnings from operations	18.6	17.9	(2.6)	16.9	17.6	(11.5)

Other (expense) income:
Interest expense	(.2)	(.4)	(60.0)	(.5)	(.5)	(12.0)
Other, net	.3	(.7)	***	.3	.1	***
	.1	(1.1)	***	(.2)	(.4)	***
Earnings before income taxes	18.7	16.8	4.1	16.7	17.2	(10.5)

Income taxes:
Current	7.1	6.5	3.2	7.3	6.1	9.9
Deferred	.2	(.2)	***	.1	0.3	(72.3)
	7.3	6.3	8.3	7.4	6.4	5.7
Net earnings	11.4%	10.6%	1.5%	9.3%	10.7%	(20.2)%

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales

Net sales for the third quarter of 2009 decreased 5.9% to $61.1 million from $65.0 million for the comparable period in 2008.  The decrease in sales is primarily attributable to recessionary national, state and local economies, particularly as they affect state education budgets.

Net sales in the educational segment, totaling $52.5 million, decreased 6.3% in the third quarter of 2009 from $56.0 million in the comparable period in 2008.  The decline in educational sales is directly related to the unstable conditions of state budgets, which are the primary sources of funding for K-12 schools.  Expected flow of educational funding through the American Recovery and Reinvestment Act of 2009 (“ARRA”) to K-12 institutions remains slow and lacking meaningful assistance.  Although ARRA funds have eased current state budget problems, many states still report budget shortfalls, and expect shortfalls to continue into

2010.  The commercial segment recorded net sales of $8.6 million in the third quarter of 2009, decreasing 4.0% from the third quarter of 2008.  The decline in commercial sales is attributable to the impact of the negative U.S. general economic climate across most commercial product lines, particularly in agriculture-related catalogs.

Gross Profit

Gross profit for the third quarter of 2009 decreased 3.3% to $24.0 million from $24.9 million for the comparable period in 2008.  The decrease in gross profit for the third quarter of 2009 is primarily attributable to the 5.9% decrease in net sales.  The gross profit margin increased to 39.3% in the third quarter of 2009 from 38.2% in the comparable period in 2008.  The gross profit margin improvement is attributed to the profit contributions from the Company’s proprietary product lines, which have higher gross profit margins than other products in both domestic and international markets, and effective efforts to control transportation costs in comparison to the same period last year.

The educational segment gross profit for the third quarter of 2009 decreased 5.7% to $20.8 million from $22.0 million for the comparable period in 2008.  The educational segment gross profit margin was 39.5% in the third quarter of 2009 compared to 39.3% in the third quarter of 2008.  The commercial segment gross profit for the third quarter of 2009 decreased 1.3% to $3.6 million from $3.7 million for the comparable period in 2008.  The commercial segment yielded a gross profit margin of 41.8% in the third quarter of 2009 as compared to 40.7% in the third quarter of 2008.  The increase in the commercial segment gross profit margin is attributed to favorable mix of proprietary sales which have higher gross margins.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, decreased $.5 million in the third quarter of 2009 compared to 2008.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 2009 decreased 3.9% to $12.7 million from $13.2 million in the comparable period in 2008.  As a percent of net sales, selling and administrative expenses amounted to 20.7% and 20.3% for the third quarters of 2009 and 2008, respectively.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the third quarter of 2009 were primarily impacted by: (i) a decrease in salaries and wages of $.5 million, or 7.3%, as a result of changes in the number of employees due to sales declines; and (ii) an increase in catalog and advertising costs of 5.5% or $.2 million.

The Company recorded $0 and less than $.1 million in compensation expense for the third quarters of 2009 and 2008, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.3 million to Geneve for certain administrative services for each of the quarters ended September 30, 2009 and 2008.

Interest Expense

Interest expense for the third quarter of 2009 decreased 60.0% to $104 thousand from $260 thousand for the third quarter of 2008.  The decrease in interest expense is principally due to: (i) a decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 1.2% during the third quarter of 2009 compared to 3.5% during the third quarter of 2008; and (ii) a $.1 million reduction in the interest due related to the settlement of the IRS audit of the Company’s tax returns for the years 2004 through 2007.  Interest expense of $.1 million in each of the third quarters of 2009 and 2008 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 2.5%, 3.0% and 4.3% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

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

The income tax provision for the third quarter of 2009 was $4.5 million versus $4.1 million for the comparable period in 2008.  These tax provisions reflect effective tax rates of 39.1% and 37.5% for the third quarters of 2009 and 2008, respectively.  For each of the third quarters of 2009 and 2008, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  In addition, pursuant to a final settlement with the IRS, the tax provision for the third quarter of 2009 includes a $.3 million reduction in the additional taxes due for the 2007 tax year.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales

Net sales for the nine months ended September 30, 2009 decreased 7.8% to $158.9 million from $172.2 million for the comparable period in 2008.  The decrease in sales is primarily attributable to recessionary national, state and local economies.

Net sales in the educational segment were $134.3 million for the nine months ended September 30, 2009, decreasing 8.1% from $146.1 million in the comparable period in 2008.  The commercial segment recorded net sales of $24.6 million in the nine months ended September 30, 2009, decreasing 6.0% from $26.1 million in the comparable period in 2008.  Sales declines in both the educational and commercial segments relate to continuing negative U.S. general economic conditions affecting most product lines.  Expected educational funding through ARRA has not been distributed to states in a manner to yet provide meaningful assistance to the Company’s educational accounts during the first nine months of 2009.

Gross Profit

Gross profit for the nine months ended September 30, 2009 decreased 5.5% to $63.4 million from $67.1 million for the comparable period in 2008.  The decrease in gross profit for the nine months ended September 30, 2009 is primarily attributable to the 7.8% decrease in net sales.  The gross profit margin increased to 39.9% in the nine months ended September 30, 2009 from 39.0% in the comparable period in 2008.  The increase in consolidated gross margin is attributed to the stable sales of the Company’s proprietary product lines, which have higher gross margins, and the Company’s management of transportation costs.

The educational segment gross profit for the nine months ended September 30, 2009 decreased 7.1% to $54.9 million from $59.1 million for the comparable period in 2008.  The educational segment gross profit margin in the nine months ended September 30, 2009 was 40.9% compared to 40.5% for the same period of 2008. The improvement in educational gross profit margin is attributed to shifts in the product mix.  The commercial segment gross profit for the nine months ended September 30, 2009 decreased 2.3% to $10.4 million from $10.6 million for the comparable period in 2008.  The commercial segment gross profit margin increased to 42.3% in the nine months ended September 30, 2009, as compared to 40.7% in the nine months ended September 30, 2008.  The increase in the commercial segment gross profit margin is primarily attributable to an increase in the sales mix of certain proprietary commercial products, which have higher gross margins.

Other cost of sales, which the Company does not allocate by segment, including freight costs incurred in the procurement of inventories and shipment of customer orders, declined $.8 million in the nine months ended September 30, 2009 compared to 2008 primarily as a result of long term efforts to control net shipping costs, including: (i) the consolidation of in-bound and out-bound shipments; and (ii) the negotiation of favorable shipping contract terms.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2009 decreased .5% to $36.6 million from $36.8 million in the comparable period in 2008.  As a percent of net sales, selling and administrative expenses amounted to 23.0% for the nine months ended September 30, 2009 as compared to 21.4% in the comparable period of 2008.  Selling and administrative expenses include advertising and catalog costs, warehouse and shipping activities, customer service and general administrative functions.  Selling and administrative expenses for the nine months ended September 30, 2009 were primarily impacted by: (i) a decrease in salaries and wages of $1.2 million, or 6.5%, as a result of changes in the number of employees due to sales declines; (ii) an increase in group health care costs by $.5 million; (iii) an increase in pension costs of $.3 million due to underperformance of pension plan asset investments; and (iv) an increase in catalog and advertising costs of 5.3% or $.4 million.  Selling and administrative expenses for the nine months ended September 30, 2008 were reduced by an insurance recovery of $.7 million.

The Company recorded $0 and less than $.1 million in compensation expense for the nine months ended September 30, 2009 and 2008, respectively, related to grants of stock options to certain employees and directors.

The Company incurred expenses of $.8 to Geneve for certain administrative services for each of the nine months ended September 30, 2009 and 2008.

Interest Expense

Interest expense for the nine months ended September 30, 2009 decreased to $733 thousand from $833 thousand for the comparable period in 2008.  The decrease in interest expense is principally due to a decrease in the average effective interest rate on outstanding debt under the Company’s primary line of credit to 1.4% during the first nine months of 2009, compared to 4.0% during the first nine months of 2008, offset by interest due of $147 thousand related to the settlement of the IRS audit of the Company’s tax returns for the years 2004 through 2007.  Interest expense of $.3 million in each of the nine months ended September 30, 2009 and 2008 relates to other long-term accruals established in the fourth quarter of 2006 in connection with the transfer of ownership of certain assets.

Weighted average interest rates related to the Company’s credit agreements were 2.6%, 3.0% and 4.3% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

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

The income tax provision for the nine months ended September 30, 2009 was $11.8 million versus $11.1 million for the comparable period in 2008.  These tax provisions reflect effective tax rates of 44.4% and 37.6% for the nine months ended September 30, 2009 and 2008, respectively.  For each of the nine months ended September 30, 2009 and 2008, the difference between the Federal statutory income tax rate of 35% and the effective income tax rate results principally from state income taxes, net of the Federal tax benefit, certain manufacturing tax credits provided by Section 199 of the Internal Revenue Code, and the differential between the Federal tax rate and the tax rates in the foreign jurisdictions in which the Company operates.  In addition, pursuant to a settlement with the IRS, the tax provision for the first nine months of 2009 includes additional taxes of $.5 million and $1.0 million for the 2006 and 2007 tax years, respectively, related to a partial disallowance of the Company’s historical Federal net operating tax losses that were utilized.  No additional taxes were due for any years prior to 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had working capital of $86.1 million, increasing from $76.2 million at December 31, 2008.  At September 30, 2008, the Company had working capital of $88.6 million.  Cash and cash equivalents increased $14.4 million in the nine months ended September 30, 2009, ending the period at $29.7 million.  The increase in the generation of cash and cash equivalents during the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to the following:

▪

The Company generated cash of $23.3 million from operations during the nine months ended September 30, 2009, compared to $14.4 million for the comparable period of 2008.  The increase in cash generated from operations in the nine months ended September 30, 2009 compared to the same period in 2008 was principally the result of: (i) a $4.9 million lower investment in inventory; and (ii) lower investments in other working capital items, offset by a $3.7 million decline in net earnings.

The changes in current assets and liabilities are typical for the first nine months of the fiscal year as the Company completes its peak business cycle, which occurs during the second and third quarters of the fiscal year.  For more information on the seasonality of the Company’s business, please refer to the “Fluctuations in Quarterly Results of Operations” section above.

▪

The Company used cash of less than $.1 million from investing activities in the nine months ended September 30, 2009, compared to a $6.1 million use of cash for the comparable period in 2009.  In the nine months ended September 30, 2009, the Company used $.8 million to fund the purchase of fixed assets, and generated $.7 million from the sale of marketable securities.  In the nine months ended September 30, 2008, the Company used $2.9 million to fund the purchase of fixed assets, including $1.2 million for renovations of an existing facility.

During the nine months ended September 30, 2009 and 2008, the Company invested $0 and $1.6 million, respectively, in marketable securities (see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).  Also during these comparable nine month periods, the Company invested $0 and $3.0 million, respectively, in limited partnerships (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q).

▪

Financing activities used cash of $8.8 million and $6.7 million in the nine months ended September 30, 2009 and 2008, respectively.  In the nine months ended September 30, 2009, the Company reduced long-term debt by $.2 million.  In the nine months ended September 30, 2008, net proceeds from borrowings under the Company’s primary credit facility of $1.8 million were used for seasonal working capital requirements, including the payment of Preferred Stock cash dividends on March 31, 2008.

Proceeds from the exercise of stock options were $0 and $.1 million in the nine months ended September 30, 2009 and 2008, respectively.

The Company paid dividends of $8.6 million in each of the nine months ended September 30, 2009 and 2008 on its Series I Preferred Stock and Series J Preferred Stock.

On October 15, 2003, the Company entered into a five-year, non-amortizing, $45.0 million Revolving Credit Facility.  The Revolving Credit Facility provides the Company with seasonal working capital, letters of credit and funds for appropriate acquisitions of businesses similar in nature to the Company’s current business segments.  This debt carries a variable rate of interest that is based on Prime or LIBOR rates plus applicable margins.  On February 26, 2008, the Company and its primary lenders executed an amendment to the Revolving Credit Facility.  The primary provisions of the amendment: (i) extend the term of the Revolving Credit Facility from October 15, 2008 to January 31, 2013; (ii) provide the Company the option to expand the capacity of the facility from $45.0 million to $60.0 million during the term of the agreement; (iii) relieve the Company of certain monthly reporting obligations; (iv) modify the pricing structure to provide interest rates more favorable to the Company; and (v) update certain financial covenants to standards relevant to the Company’s current financial condition.  At September 30, 2009, the weighted average interest rate on this debt was 1.2%.  The Revolving Credit Facility currently has a committed weighted average rate of interest (including applicable margins) of approximately 1.2%.  Such rate commitments expire on various dates through November 30, 2009.  Subsequent to that date, the rate commitments will be renewed at interest rates based on the then-current LIBOR rates.  The Company’s Revolving Credit Facility is collateralized by certain accounts receivable, inventories and property, plant and equipment, and shares of a certain subsidiary’s outstanding capital stock and ownership interests of certain of the Company’s limited liability subsidiaries.  The Revolving Credit Facility contains various financial and operating covenants, including, among other things, requirements to maintain certain financial ratios and restrictions on additional indebtedness, common stock dividend payments, capital disposals and intercompany management fees.  The Company was in compliance with all financial covenants as of September 30, 2009.

In 2009, capital expenditures to replace and upgrade existing equipment and install new equipment and fixtures to provide additional operating efficiencies are expected to approximate $1.3 million.

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

INFLATION

Inflation has had only a minor effect on the Company’s operating results and its sources of liquidity.  Inflation, including as it related to the increased cost of fuel and plastic materials, did not significantly impact the Company’s operating results and its sources of liquidity in each of the three and nine months ended September 30, 2009 and 2008.

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

Defined Benefit Plans - The Company accounts for the benefits under its defined benefit pension plan using actuarial models required by ASC 715-10, “Employers’ Accounting for Pensions”, formerly known as. SFAS No. 87, “Employers’ Accounting for Pensions.”  These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan.  Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected return on plan assets and rate of compensation increases.  The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the statement of earnings effects of pension benefits are earned in, and should be expensed in, the same pattern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s financial instruments include cash and cash equivalents, marketable securities, investments, accounts receivable, accounts payable, accrued liabilities and debt.  As described below, credit risk, market risk and interest rate risk are the primary sources of risk in the Company’s accounts receivable, marketable securities, investments and debt.

QUALITATIVE

Credit Risk:  The Company provides credit in the normal course of business to its customers, which are primarily educational institutions or distributors.  No single customer accounted for more than 10% of the Company’s sales in each of the three and nine months ended September 30, 2009 and 2008.  The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally does not require collateral to support its accounts receivable balances.

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

QUANTITATIVE

The Company’s debt as of September 30, 2009 is as follows (in millions, except percentage data):

	MATURITY LESS THAN ONE YEAR	MATURITY GREATER THAN ONE YEAR

Amount	$.3	$10.1
Weighted average interest rate	3.3%	2.4%
Fair market value	$.3	$10.1

The fair market value of debt equals the face amount of debt outstanding because the underlying rate of interest on substantially all of the Company’s debt is variable based upon Prime or LIBOR rates.

ITEM 4T. CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

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

As previously reported in the Company’s public filings, the Internal Revenue Service (the ”IRS”) had been auditing the consolidated tax returns of Geneve Holdings, Inc., that included the Company.  Pursuant to a final settlement with the IRS in the third quarter of 2009, the Company incurred additional taxes of $.5 million and $1.0 million for the 2006 and 2007 tax years, respectively, plus interest of $147 thousand, relating to a partial disallowance of the Company’s historical net operating tax losses that were utilized.  No additional taxes were due for any years prior to 2006.  Therefore, the previously noted risk related to the Company’s ability to retain its Federal net operating tax loss position has been deleted from the risk factors above.  There have been no other material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the third quarter of 2009.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2009

/s/ Steven B. Lapin

Steven B. Lapin

President and Chief Operating Officer

(Principal Executive Officer)

Date:  November 12, 2009

/s/ Dean T. Johnson

Dean T. Johnson

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.